Form 10-Q
period 1996-03-31
FINANCIAL SERVICES ACQUISITION CORP /DE/
filed 1996-05-15
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

      For the Quarterly period Ended March 31, 1996

      Commission File Number 0-25056

                 FINANCIAL SERVICES ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

                 Delaware                              59-3262958
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification Number)

                             667 Madison Avenue
                           New York, New York 10021
                     (Address of principal executive office)

                                (212) 246-1000
          (Registrant's telephone number, including area code)

             Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and
   (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                                   No

             The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 14, 1996 was 4,416,666.

                      The Exhibit Index is on Page 22


















                 FINANCIAL SERVICES ACQUISITION CORPORATION

                                   INDEX

                                                                     PAGE
                      PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

             Contents                                                F-2

             Balance Sheets                                          F-3

             Statements of Operations                                F-4

             Statement of Common Stock, Common Stock Subject to
               Possible Conversion, Preferred Stock, Additional
               Paid-in Capital and Retained Earnings
               Accumulated During the Development Stage              F-5

             Statements of Cash Flows                                F-6

             Notes to Financial Statements                           F-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     15

                        PART II.  OTHER INFORMATION

     Item 5.  Other Information                                       17

     Item 6.  Exhibits and Reports on Form 8-K                        19

     Signatures                                                       21

     Exhibit Index                                                    22


                            PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                         Financial Services
                                      Acquisition Corporation
                                       (a corporation in the
                                          development stage)


                                                       Financial Statements
                                      Periods Ended March 31, 1995 and 1996


                         Financial Services Acquisition Corporation
                           (a corporation in the development stage)

                                                           Contents


     FINANCIAL STATEMENTS:
       Balance sheets                                           F-3
       Statements of operations                                 F-4
       Statement of common stock, common stock subject
        to possible conversion, preferred stock,
        additional paid-in capital and retained earnings
        accumulated during the development stage                F-5
       Statements of cash flows                                 F-6
       Notes to financial statements                     F-7 - F-12




















































                                    FINANCIAL SERVICES ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                BALANCE SHEETS
==============================================================================
                                                    December 31,    March 31,
                                                       1995           1996
- - ------------------------------------------------------------------------------
ASSETS                                               (audited)    (unaudited)

Cash and cash equivalents                          $   159,657   $    38,395
Short-term investment and accrued interest thereon   1,116,214     1,008,094
U.S. Government security deposited in Trust Fund
  and accrued interest thereon (Note 2)             18,489,353    18,718,730
Deferred acquisition costs (Note 8)                     60,000       622,500
Prepaid expenses                                         5,000             -
Organization costs, less amortization
  of $13,937 and $17,210                                51,526        48,253
- - ------------------------------------------------------------------------------
                                                   $19,881,750   $20,435,972
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and taxes                         $   253,496   $   687,498
Deferred income taxes                                   42,000        42,000
Commitment (Note 4)

Common stock, subject to possible conversion,
  716,666 shares at conversion value (Note 2)        3,696,022      3,741,874
Preferred stock, $.001 par value - shares
  authorized 1,000,000; none issued (Note 5)                 -              -
Common stock, $.001 par value - shares
  authorized 14,000,000; issued and outstanding
  4,416,666 (which includes 716,666 shares
  subject to possible conversion) (Notes 3 and 6)        3,700          3,700
Additional paid-in capital                          15,710,140     15,710,140
Retained earnings accumulated
 during the development stage                          176,392        250,760

- - ------------------------------------------------------------------------------
                                                   $19,881,750    $20,435,972
==============================================================================
                               See accompanying notes to financial statements.















                                    FINANCIAL SERVICES ACQUISITION CORPORATION
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                      STATEMENTS OF OPERATIONS

                                                                     Period
                                                                      from
                                                                    August 18,
                                                                      1994
                                       Three months   Three months (inception)
                                           ended         ended         to
                                          March 31,     March 31,    March 31
                                            1995          1996        1996
- - -----------------------------------------------------------------------------
                                        (unaudited)  (unaudited)  (unaudited)
INCOME:
    Interest                            $  275,666  $  244,118    $1,413,159
- - -----------------------------------------------------------------------------
EXPENSES:

  General and administrative                48,324       40,375      220,206
  Acquisition costs (Note 7)                     -            -      239,817
  Occupancy (Note 4)                        15,000       15,000       80,000
  Amortization of financing costs,
   debt discount and organization costs      3,273        3,273       56,710
  State franchise taxes                      4,550        3,250       20,214
  Interest (Note 3)                              -            -        3,836
- - ------------------------------------------------------------------------------
    TOTAL EXPENSES                          71,147       61,898      620,783
- - ------------------------------------------------------------------------------
    NET INCOME BEFORE TAXES ON
       INCOME                              204,519      182,220      792,376
TAXES ON INCOME                             86,000       62,000      281,000
- - ------------------------------------------------------------------------------
NET INCOME FOR THE PERIOD               $  118,519   $  120,220   $  511,376

NET INCOME PER SHARE                    $      .03   $      .03
==============================================================================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            4,416,666    4,416,666
==============================================================================

                               See accompanying notes to financial statements.


- - ------------------------------------------------------------------------------













                                                                                    FINANCIAL SERVICES ACQUISITION CORPORATION
                                                                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                       STATEMENT OF COMMON STOCK, COMMON STOCK SUBJECT TO POSSIBLE CONVERSION,
                                                             PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS

                                                                                      ACCUMULATED DURING THE DEVELOPMENT STAGE

Period from August 18, 1994 (inception) to March 31, 1996

- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                    Common stock                                     Retained
                                                                     subject to            Preferred                 earnings
                                           Common stock          possible conversion         stock                 accumulated
                                     -----------------------   ----------------------   --------------  Additional  during the
                                       Number of               Number of               Number of          paid-in  development
                                        shares       Amount      shares      Amount     shares  Amount    capital     stage
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 18, 1994                     -      $    -           -       $     -      -       $-   $      --      $     -
Original issuance of common
 stock                                 833,333         833           -             -      -        -        24,167          -
Issuance of warrants to
 purchase common stock                       -           -           -             -      -        -        20,000          -
Sale of 3,583,333 units,
 net of underwriting discounts
 and offering expenses               2,866,667       2,867     716,666     3,481,258      -        -    15,665,973          -
Net loss for the period                      -           -           -             -      -        -          --       (6,976)
Accretion to conversion value
 of common stock                             -           -           -        12,114      -        -          --      (12,114)
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994           3,700,000       3,700     716,666     3,493,372      -        -    15,710,140    (19,090)
Net income for the year                      -           -           -            --      -        -          --      398,132
Accretion to conversion value
 of common stock                             -           -           -       202,650      -        -          --     (202,650)
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995           3,700,000       3,700     716,666     3,696,022      -        -    15,710,140    176,392
Net income for the quarter
 (unaudited)                                 -           -           -            --      -        -          --      120,220
Accretion to conversion value
 of common stock (unaudited)                 -           -           -        45,852               -                  (45,852)
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996 (UNAUDITED)  3,700,000      $3,700     716,666   $ 3,741,874      -       $-  $ 15,710,140   $250,760
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                 See accompanying notes to financial statements.












                                                                                       FINANCIAL SERVICES ACQUISITION CORPORATION
                                                                                         (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                                        STATEMENTS OF CASH FLOWS

                                                                Three months          Three months     Period from August 18,
                                                                    ended                ended           1994 (inception) to
                                                               March 31, 1995        March 31, 1996        March 31, 1996
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                 (unaudited)          (unaudited)            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                    $    118,519       $      120,220            $  511,376
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Deferred income taxes                                                -                    -                42,000
      Amortization of financing costs, debt
       discount and organization costs                                 3,273                3,273                56,710
      Interest on U.S. Government securities in Trust Fund          (247,291)            (229,377)           (1,303,732)
      Interest on short-term investments                                    -             (12,395)              (28,617)
      (Increase) decrease in prepaid expenses                        (27,932)               5,000                     -
      Increase (decrease) in accrued expenses                        (39,660)             434,002               687,498
- - ------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (193,091)             320,723              (34,765)
- - ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  U.S. Government security deposited in Trust Fund
   - December 1994                                                         -                    -           (17,414,998)
  Cumulative maturities of U.S. Government securities
   deposited in Trust Fund                                                 -           18,616,000            90,660,713
  Cumulative acquisitions of U.S. Government securities
    reinvested in Trust Fund                                               -          (18,616,000)          (90,660,713)
  Cumulative maturities of short-term investment                           -            1,120,000             1,120,000
  Cumulative acquisitions of short-term investments                        -             (999,485)           (2,099,477)
  Deferred acquisition costs                                               -             (562,500)             (622,500)
- - ------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                             -             (441,985)          (19,016,975)
- - ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable and issuance of warrants                   -                    -               200,000
    Proceeds from public offering of 3,583,333 units, net
     of undewriting discounts and offering expenses                        -                    -            19,150,098
    Repayment of notes payable                                             -                    -              (200,000)
    Proceeds from sale of 833,333 shares of common stock
     to founding stockholders                                              -                    -                25,000
    Deferred financing costs                                               -                    -               (19,500)
    Organization costs                                                     -                    -               (65,463)
- - ------------------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                -                    -            19,090,135
- - ------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (193,091)            (121,262)               38,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,783,022              159,657                     -
- - ------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $1,589,931          $    38,395           $    38,395
- - ------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest                                                  $        -          $         -            $    3,836
        Income taxes                                                       -              179,680               179,680
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                               See accompanying notes to financial statements


















































                          Financial Services Acquisition Corporation
                           (a corporation in the development stage)

                                       Notes to Financial Statements
                       (Information as of March 31, 1996 and for the three months ended March 31, 1995 and 1996 is unaudited).

   1.   Summary of Ac-   Income Taxes
        counting Poli-
        cies             Financial  Services  Acquisition Corporation  (the
                         "Company") follows Statement of Financial Account-ing Standards No. 109 ("SFAS No. 109"), "Account-ing for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recogni-tion of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's finan-cial statements or tax returns ("temporary differ-ences"). Temporary differences resulted from the Company using the cash basis for income tax pur-poses.

                         Organization Costs

                         Organization costs are amortized over 60 months.

                         Net Income Per Share

                         Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the period including common stock equivalents (unless antidilutive) which would arise from the exercise of stock warrants.

                         Cash Equivalents

                         For purposes of the statements of cash flows, the Company considers all highly liquid debt instru-ments purchased with an original maturity of three months or less to be cash equivalents (other than instruments deposited in Trust Fund or described below under "Short-term Investment").

                         Trust Fund

                         U.S. Government security deposited in Trust Fund at March 31, 1996 represents a U.S Treasury bill purchased on February 15, 1996 and maturing April 25, 1996. The cost of the security was $18,616,195.

                         Short-term Investment
                         The short-term investment at March 31, 1996 repre-sents a U.S. Treasury bill purchased on Janu-ary 26, 1996 at a cost of $999,485 which matures on April 25, 1996.

                         Investments

                         The Company follows Statement of Financial Ac-counting Standards No. 115 ("SFAS No. 115"), "Ac-counting for Certain Investments in Debt and Equi-ty Securities" with no material impact on the Company's financial position.

                         Interim Results (unaudited)

                         The accompanying balance sheet as of March 31, 1996 and the related statements of operations, common stock, common stock subject to possible conversion, preferred stock, additional paid-in capital and retained earnings accumulated during the development stage and cash flows for the three months ended March 31, 1995 and 1996 are unaudit-ed. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial data for such periods. The interim operating results are not necessarily indicative of the results for a full year.

                         Use of Estimates

                         The preparation of financial statements in confor-mity with generally accepted accounting principles requires management to make assumptions that af-fect the reported amounts of assets and liabili-ties and disclosure of contingent assets and lia-bilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   2. Organization The Company was incorporated in Delaware on Au-and Business gust 18, 1994 with the objective of acquiring or
        Operations       merging with  an operating business  in the finan-
                         cial services industry. The Company's founding stockholders (the "Initial Stockholders") pur-chased 833,333 of its common shares, $.001 par value (the "Pre-IPO Shares"), for $25,000 in Au-gust 1994.

                         The registration statement for the Company's ini-tial public offering ("Offering") was effective November 30, 1994. The Company consummated the Offering in December 1994 and raised net proceeds of $19,150,098 (Note 3). The Company's management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business in the financial services in-dustry ("Business Combination"). There is no as-surance that the Company will be able to success-fully effect a Business Combination. $17,414,998 of the Offering's proceeds was deposited in an interest-bearing trust account ("Trust Fund") to be held until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The Trust Fund indenture limits in-vestments to U.S. Government securities with matu-rities of 180 days or less. The remaining proceeds will be used to pay for business, legal and ac-counting due diligence on prospective acquisi-tions, and continuing general and administrative expenses in addition to other expenses.

                         The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In connection with the vote on such Business Combina-tion, all of the Initial Stockholders, consisting of all of the current officers and directors of the Company, have agreed that all the Pre-IPO Shares owned by them will be voted with the major-ity of all the shares of common stock sold in the Offering (the "Public Shares"). After consummation of the Company's first Business Combination, this voting provision will no longer be applicable.

                         With respect to the first Business Combination which is approved and consummated, any holder of Public Shares who votes against the Business Com-bination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockhold-ers entitled to vote on the Business Combination divided by the number of Public Shares. The Compa-ny will not consummate a Business Combination if 20% or more of the Public Shares are voted against the Business Combination and have conversion rights with respect to them exercised. According-ly, 19.99% of the aggregate number of Public Shares may be converted to cash in the event of a Business Combination. Holders of Public Shares exercising such conversion rights are entitled to receive their per share interest in the Trust Fund computed without regard to the Pre-IPO Shares. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet at the conversion value.

                         The Company's Certificate of Incorporation pro-vides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is at-tributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

   3.   Public Offering  On  December 7, 1994,  the Company  sold 3,333,333 units ("Units") in the Offering. On December 20, 1994, a further 250,000 Units were sold. Each Unit consists of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the consum-mation of a Business Combination and ending Novem-ber 30, 2001. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

                         The Company issued an aggregate of $200,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Company's Offering with accrued interest thereon of $3,836. In addition, the investors were issued 400,000 warrants ("Bridge Warrants") (valued at $0.05 per warrant - aggregate $20,000) which are identical to the Warrants discussed above, except that they are not redeemable by the Company until 90 days after the consummation of a Business Com-bination.

                         In connection with the Offering, the Company also sold 333,333 Unit Purchase Options (the "IPO Op-tions") to the Offering underwriters and certain of their designees. Each IPO Option entitles the holder thereof to acquire one share of common stock and two warrants (which are identical to the Warrants discussed above, except that the exercise price per warrant is $6.25 and their expiration date is November 30, 1999).

   4.   Commitment       The Company  presently occupies office  space pro-
                         vided by an affiliate of certain stockholders of the Company. Such affiliate has agreed that, com-mencing on the effective date of the Offering through the consummation of a Business Combina-tion, it will make its office space and certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has been paying $5,000 per month for such services.

   5.   Preferred Stock  The  Company  is  authorized  to  issue  1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Di-rectors.

   6.   Common Stock     At  March 31,  1996,  8,566,665  shares  of common
                         stock were reserved for issuance upon exercise of the Warrants, the Bridge Warrants, the IPO Options and the warrants issuable upon exercise of the IPO
                         Options.

   7.   Acquisition      On May 16, 1995, the Company executed a letter  of
        Costs            intent to  acquire all of the  outstanding capital
                         stock of Cedar Street Securities Corp. and a seat on the New York Stock Exchange. On July 14, 1995, the letter of intent was terminated. The costs of $239,817 relating to this proposed acquisition were expensed during the year ended December 31, 1995.

   8.   Proposed Acqui-  On  March 8, 1996,  the  Company entered  into  an sition agreement to acquire Euro Brokers Investment Cor-poration ("Euro Brokers"), a privately held inter-national and domestic inter-dealer broker for a broad range of financial instruments. Under the terms of the agreement, each outstanding share of Euro Brokers common stock will be converted into the right to receive approximately (i) 2.64 shares of the Company's common stock (approximately 4,416,666 shares), (ii) 4.53 of the Company's redeemable common stock purchase warrants (approx-imately 7,566,666 warrants), and (iii) $9.57 in cash (approximately $16,000,000), subject to cer-tain adjustments. Completion of this transaction is subject to certain conditions, including stockholders' approvals and receipt of certain regulatory approvals. Costs relating to this pro-posed acquisition, primarily professional fees, aggregated $622,500 at March 31, 1996, and have been deferred.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                Financial Services Acquisition Corporation (the "Com-pany") is a Specified Purpose Acquisition Company(R) , the objec-tive of which is to acquire an operating business in the financial services industry (a "Target Business") by merger, exchange of capital stock, asset or stock acquisition or other similar type of transaction (a "Business Combination").

                In August 1994, the Company issued 833,333 shares (the "Pre-IPO Shares") of its Common Stock, par value $.001 per share ("Common Stock"), to six initial stockholders. In September 1994, the Company raised $200,000 in bridge financ-ing (the "Bridge Financing") in order to pay certain organiza-tional expenses, the costs of the Bridge Financing and certain costs of its initial public offering ("IPO"). Thirteen inves-tors in the Bridge Financing loaned an aggregate of $200,000 to the Company and were issued promissory notes in that amount payable at the consummation of the IPO, bearing interest at the rate of 10% per annum, and 400,000 bridge warrants (the "Bridge Warrants").

                The IPO was consummated in December 1994, with the Company selling 3,583,333 units ("Units") (which includes 250,000 Units sold as part of the underwriters' over-allotment option). Each Unit consists of one share of Common Stock and two Redeemable Common Stock Purchase Warrants of the Company (the "Public Warrants"). In the IPO, the Company received net proceeds of approximately $19,150,000 after payment of offer-ing expenses. From these proceeds, the Company repaid the Bridge Financing promissory notes and interest. The Company's management had broad discretion with respect to the specific application of the net proceeds of the IPO, although substan-tially all of the net proceeds were intended to be generally applied toward consummating a Business Combination with a Target Business. There is no assurance that the Company will be able to successfully effect a Business Combination. A majority of the net proceeds (approximately $17,415,000) was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of (i) the consummation of a Business Combi-nation or (ii) liquidation of the Company. The Trust Agree-ment relating to the Trust Fund limits investments to U.S. Government securities with a maturity of 180 days or less. As of March 31, 1996 and December 31, 1995, the Trust Fund con-sisted of approximately $18,719,000 and $18,489,000, respec-tively, of U.S. Government securities (including accrued interest thereon). The remaining proceeds of the IPO, and the interest thereon, have been and are being used to pay for business, legal and accounting due diligence on prospective acquisitions, and for the general and administrative expenses and taxes of the Company, including, but not limited to, legal and accounting fees and administrative support expenses in connection with the Company's reporting obligations to the Securities and Exchange Commission. During the quarter ended March 31, 1996, general and administrative expenses were approximately $40,000, as compared to $48,000 in the quarter ended March 31, 1995. As of March 31, 1996 and December 31, 1995, the Company had approximately $1,046,000 and $1,276,000, respectively, of cash and cash equivalents and short-term investments, other than assets held in the Trust Fund.

                On May 16, 1995, the Company announced that it had entered into a letter of intent with respect to a potential Business Combination. On July 14, 1995, the Company announced that negotiations with respect to the proposed acquisition had been terminated. Approximately $240,000 of costs relating to negotiation of the proposed transaction were expensed during the year ended December 31, 1995.

                On March 8, 1996, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 8, 1996 (the "Merger Agreement"), with Euro Brokers Investment Corporation ("Euro Brokers"), pursuant to which a newly-formed wholly owned subsidiary of the Company ("Sub") will merge with and into Euro Brokers (the "Merger"), with Euro Brokers thereafter becoming a direct, wholly owned sub-sidiary of the Company. Consummation of the Merger is subject to a number of conditions, including, but not limited to, receipt of stockholder approvals and certain regulatory ap-provals.

                In the event the Company does not consummate the Merger or an alternative business combination by December 7, 1996, the Company will be dissolved and will distribute to all holders of Common Stock sold in the IPO (the "Public Shares"), in proportion to their respective interests in all such Public Shares, an aggregate sum equal to the amount in the Trust Fund, inclusive of any after tax interest thereon, plus any remaining net assets of the Company. Pre-IPO Shares, Public Warrants and Bridge Warrants have no rights to participate in any such distribution from the Trust Fund. During the quarter ended March 31, 1996, the Company earned approximately $229,000 of interest on amounts deposited in the Trust Fund, as compared to $247,000 during the quarter ended March 31, 1995. Pursuant to the Company's Certificate of Incorporation, a holder of Public Shares also is entitled to receive funds from the Trust Fund in the event that such holder votes against a Business Combination and demands conversion of his or her shares into cash ("Redemption Rights"), and such Busi-ness Combination is actually consummated by the Company, although the Company is not permitted to consummate a Business Combination if 20% or more of the Public Shares exercise such Redemption Rights.

                Substantially all of the Company's working capital needs are attributable to the identification, evaluation and selection of a suitable Target Business and thereafter, once identified, to the structuring, negotiation and consummation of a Business Combination with such Target Business. Such working capital needs have been, and are expected to continue to be, satisfied from the net proceeds of the IPO.

                         PART II.  OTHER INFORMATION

        ITEM 5.  OTHER INFORMATION.

                The Merger Agreement provides that as a result of the Merger, each outstanding share of common stock of Euro Brokers (other than shares, if any, as to which dissenters' rights of appraisal are validly exercised and not withdrawn) will be converted into the right to receive, subject to certain ad-justments and escrow arrangements, approximately (i) 2.64 newly-issued shares of Common Stock, (ii) 4.53 newly-issued Series B Redeemable Common Stock Purchase Warrants of the Company (the "Merger Warrants"), with terms and conditions substantially the same as the Public Warrants, and (iii) $9.57 in cash, without interest (collectively, the "Merger Consider-ation"). In the aggregate, it is expected that approximately
        (x) 4,416,666 shares of Common Stock (subject to increase by 225,000 shares if the Unit Option Exchange described below is consummated, and subject to decrease to the extent that hold-ers of Public Shares exercise Redemption Rights), (y) 7,566,666 Merger Warrants and (z) $16,000,000 in cash (being an estimate of the difference, immediately prior to the Merg-er, between the adjusted net worths of the Company and Euro Brokers, and subject to increase or decrease, as the case may be, to reflect such actual difference) will be paid as consid-eration to effect the Merger, having an overall value of approximately $43.8 million based on the closing bid prices for the Common Stock and Public Warrants on May 13, 1996. No fractional shares of Common Stock or Merger Warrants will be issued in the Merger.

                Pursuant to the Merger Agreement, it is contemplated that as soon as reasonably practicable following consummation of the Merger, the Company will commence an exchange offer (the "Exchange Offer") to acquire all outstanding Bridge Warrants, Public Warrants and Merger Warrants (collectively, the "Warrants") on the basis of one newly-issued share of Common Stock for a number of Warrants to be mutually agreed upon post-Merger between the Company and Euro Broker's major-ity stockholder (the "Stockholder"). There can be no assur-ances that the Exchange Offer will be made or consummated.

                Pursuant to the Merger Agreement, it is also contem-plated that the Company will enter into an agreement with the holders of the existing 333,333 Unit Purchase Options to exchange all such Unit Purchase Options for a total of 225,000 shares of Common Stock, contingent upon effectiveness of the Merger (the "Unit
        Option Exchange").  There can be no assurances that the Unit
        Option Exchange will be agreed to or consummated.  If the Unit
        Option Exchange is not consummated, the aggregate Merger
        Consideration will be adjusted to include such additional cash consideration as the Company and Euro Brokers may mutually agree or, absent such agreement, a like number of newly-issued
        Unit Purchase Options.

                The Company has also entered into a Security Transfer Agreement, dated as of March 8, 1996 (the "Security Transfer Agreement"), with the Stockholder, certain members of Euro Brokers management (the "Management") and certain stockholders of the Company which (i) prohibits any sales or other disposi-tions (with certain exceptions) during the period following the Merger and continuing through November 30, 1996 (the "Lock-up Period") with respect to any shares of Common Stock (other than certain shares previously placed in escrow in connection with the IPO) and any Warrants held by the signato-ries thereto and (ii) obligates each such signatory to tender for exchange (and not withdraw) in the Exchange Offer, if any, such percentage of the Warrants held by such signatory as is equal to the percentage of all Warrants held by parties other than such signatories that is tendered for exchange pursuant to the Exchange Offer.

                The Company and Sub have also entered into a Majority Stockholders' Agreement, dated as of March 8, 1996 (the "Ma-jority Stockholders' Agreement"), with the Stockholder, pursu-ant to which the Stockholder has made certain representations and agreements in connection with the transactions contemplat-ed by the Merger Agreement.

                The Company and Sub have also entered into an Escrow Agreement, dated as of March 8, 1996 (the "Escrow Agreement"), with Euro Brokers and certain others, providing for the depos-it into escrow, pending the occurrence or non-occurrence of certain events and the making of certain adjustments contem-plated by the Merger Agreement, of certain portions of the Merger Consideration as well as certain other consideration.

                The Company has also agreed to enter into a Registra-tion Rights Agreement, prior to and as a condition of the Merger, providing certain demand and ancillary registration rights following the termination of the Lock-up Period with respect to the shares of Common Stock then held by the Stock-holder, the Management and certain other stockholders of Euro Brokers and the pre-IPO stockholders of the Company.

                The Company has also entered into an Employment Agree-ment, dated as of March 8, 1996 (the "Employment Agreement"), with its President and Chief Executive Officer. The Employ-ment Agreement, however, does not take effect unless and until the Merger is consummated.

                In connection with the Merger Agreement, the Company's Board of Directors has approved certain amendments to the Company's Certificate of Incorporation (the "Charter Amend-ments") providing for, among other things, (i) an increase in the authorized shares of Common Stock from 14,000,000 shares to 30,000,000 shares and (ii) the implementation of a three-class staggered Board of Directors (on which it is contemplat-ed that two designees of Euro Brokers will serve). The Char-ter Amendments will only become effective if approved by the Company's stockholders and the Merger is about to be or has been consummated.

                Copies of the Merger Agreement, the Security Transfer Agreement, the Majority Stockholders' Agreement, the Escrow Agreement and the Employment Agreement are attached as Exhib-its to this Form 10-Q and incorporated herein by reference. The foregoing summaries of such documents do not purport to be complete and are qualified in their entirety by reference to the full texts thereof.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

        Exhibit Description

        2.1     Agreement and Plan of Merger, dated as of March 8,
                1996, as amended, by and among the Company, Sub and
															 Euro Brokers, without exhibits and schedules.

        2.2     Security Transfer Agreement, dated as of March 8,
                1996, by and among the Company, certain stockholders of the Company and certain stockholders of Euro Bro-kers.

        2.3 Majority Stockholders' Agreement, dated as of March 8, 1996, by and among the Company, Sub and Welsh, Carson, Anderson & Stowe VI, L.P.

        2.4 Escrow Agreement, dated as of March 8, 1996, by and among the Company, Sub, certain stockholder represen-tatives and United States Trust Company of New York, as escrow agent.

        10.8 Employment Agreement, dated as of March 8, 1996, by and between the Company and Gilbert Scharf.

        27.1    Financial Data Schedule

                (b)  Reports on Form 8-K

                During the quarter ended March 31, 1996, the Company filed a Current Report on Form 8-K, dated March 8, 1996, reporting in Item 5 thereof ("Other Events") the execution of the Merger Agreement and certain related agreements.


                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autho-rized.

                              FINANCIAL SERVICES ACQUISITION CORPORATION
                                                        (Registrant)

        Date:  May 15, 1996   /s/ Gilbert D. Scharf
                              ________________________________________________
                              Gilbert D. Scharf, Chairman of the Board,
                              President and Chief Executive Officer

        Date:  May 15, 1996   /s/ Michael J. Scharf
                              _________________________________________________
                              Michael J. Scharf, Vice President, Secretary
                              and Treasurer (Chief Financial and Principal
                              Accounting Officer)


                                EXHIBIT INDEX

        EXHIBIT              DESCRIPTION                                 PAGE

        2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Company, EBIC Acquisition Corp. ("Sub") and Euro Brokers Investment Corporation ("Euro Brokers"), without exhibits and schedules.

        2.2 Security Transfer Agreement, dated as of March 8, 1996, by and among the Company, certain stockholders of the Company and certain stockholders of Euro Brokers.

        2.3 Majority Stockholders' Agreement, dated as of March 8, 1996, by and among the Company, Sub and Welsh, Carson, Anderson & Stowe VI, L.P.

        2.4 Escrow Agreement, dated as of March 8, 1996, by and among the Company, Sub, certain stockholder representa-tives and United States Trust Company of New York, as escrow agent.

        10.8 Employment Agreement, dated as of March 8, 1996, by and between the Company and Gilbert Scharf.

        27.1     Financial Data Schedule