Form 10-Q
period 1996-06-30
FINANCIAL SERVICES ACQUISITION CORP /DE/
filed 1996-08-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d
                    of the Securities Exchange Act of 1934

                 For the Quarterly period Ended June 30, 1996

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

                                 (212) 317-1000
                            (Registrant's telephone
                          number, including area code)

             Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and
   (2) has been subject to such filing requirements for the past 90 days.

             Yes ___X___                                   No_______

             The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 14, 1996 was 4,416,666.

                      The Exhibit Index is on Page 20


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

             Statements of Cash Flows                                F-6

             Notes to Financial Statements                           F-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     15

                        PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        17

     Signatures                                                       19

     Exhibit Index                                                    20


          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                              Financial Services
                            Acquisition Corporation
                             (a corporation in the
                               development stage)

     ______________________________________________________________________
                                                       Financial Statements
                                       Periods Ended June 30, 1995 and 1996



                  Financial Services Acquisition Corporation
                    (a corporation in the development stage)

                                                           Contents


     FINANCIAL STATEMENTS:
       Balance sheets                                           F-3
       Statements of operations                                 F-4
       Statement of common stock, common stock subject
        to possible conversion, preferred stock,
        additional paid-in capital and retained earnings
        accumulated during the development stage                F-5
       Statements of cash flows                                 F-6
       Notes to financial statements                       F-7-F-12



                  Financial Services Acquisition Corporation
                    a corporation in the development stage

                                                    Balance Sheets

                                               December 31,     June 30,
                                                   1995           1996
   ________________________________________________________________________
   Assets                                        (audited)    (unaudited)
   Cash and cash equivalents                  $   159,657    $   230,922

   Short-term investment and accrued
   interest thereon                             1,116,214        754,637
   U.S. Government security deposited in
     Trust Fund and accrued interest thereon
     (Note 2)                                  18,489,353     18,944,960
   Deferred acquisition costs (Note 8)             60,000        734,672

   Prepaid expenses                                 5,000             -
   Organization costs, less amortization of
     $13,937 and $20,483                           51,526         44,980
   _____________________________________________________________________
                                              $19,881,750    $20,710,171
   _____________________________________________________________________
   Liabilities and Stockholders' Equity

   Accrued expenses and taxes                 $   253,496    $   851,123
   Deferred income taxes                           42,000         42,000
   Commitment (Note 4)
   Common stock, subject to possible
     conversion, 716,666 shares at conver-
     sion value (Note 2)                        3,696,022      3,787,098
   Preferred stock, $.001 par value - shares
     authorized 1,000,000; none issued
     (Note 5)                                        -             -
   Common stock, $.001 par value - shares
     authorized 14,000,000; issued and
     outstanding 4,416,666 (which includes
     716,666 shares subject to possible
     conversion) (Notes 3 and 6)                    3,700         3,700
   Additional paid-in capital                  15,710,140    15,710,140
   Retained earnings accumulated during the
     development stage                            176,392       316,110
   ____________________________________________________________________
                                              $19,881,750   $20,710,171
   ____________________________________________________________________
                            See accompanying notes to financial statements.



                  Financial Services Acquisition Corporation
                    (a corporation in the development stage)

                                           Statements of Operations
                                                        (Unaudited)
  _____________________________________________________________________________

                                                                    Period from
                                                                    August 18,
                           Three months       Six months ended      1994 (incept
                           ended June 30,         June 30,           ion) to
                       ____________________  ____________________     June 30,
                            1995    1996       1995     1996           1996
  ______________________________________________________________________________
   Income:
     Interest          $  283,218 $  238,119 $ 558,884 $  482,237   $1,651,278
  ______________________________________________________________________________
   Expenses:

   General and
     administrative        49,065     46,362    97,389     86,737     266,568
     Acquisition costs
     (Note 7)             199,000       -      199,000       -        239,817
     Occupancy (Note 4)    15,000     15,000    30,000     30,000      95,000
   Amortization of
     financing costs,
     debt discount and
     organization costs     3,273      3,273     6,546      6,546      59,983

   State franchise
    taxes                   5,000      5,910     9,550      9,160      26,124
     Interest (Note 3)        -          -          -         -         3,836
   ___________________________________________________________________________
        Total expenses    271,338     70,545   342,485    132,443     691,328
   ___________________________________________________________________________
      Net income
       before taxes on
       income              11,880    167,574   216,399    349,794     959,950
   Taxes on income          6,000     57,000    92,000    119,000     338,000
   ___________________________________________________________________________
   Net income for the
    period             $    5,880 $  110,574 $ 124,399 $  230,794   $ 621,950
   ___________________________________________________________________________
   Net income per
    share              $   .00    $    .03   $    .03  $    .05
   ___________________________________________________________________________
   Weighted average
     common shares
     outstanding       4,416,666  4,416,666  4,416,666  4,416,666
   ___________________________________________________________________________
                            See accompanying notes to financial statements.


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

Period from August 18, 1994 (inception) to June 30, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Common stock                                          Retained
                                                                 subject to                                           earnings
                                         Common stock        possible conversion    Preferred stock                 accumulated
                                  -------------------------  --------------------   ----------------    Additional    during
                                       Number                  Number of             Number of            paid-in    the develop-
                                     of shares    Amount       shares      Amount   shares    Amount     capital    ment stage
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, August 18, 1994                    --     $  --          --       $   --        -   $  --       $       -       $  --
Original issuance of common stock      833,333       833          --           --        -      --          24,167          --
Issuance of warrants to purchase
 common stock                             --        --            --           --        -      --          20,000          --
Sale of 3,583,333 units, net of
 underwriting discounts and
 offering expenses                   2,866,667     2,867       716,666    3,481,258      -      --      15,665,973          --
Net loss for the period                   --        --            --           --        -      --            --          (6,976)
Accretion to conversion value
of common stock                           --        --            --         12,114      -      --            --         (12,114)
_________________________________________________________________________________________________________________________________
Balance, December 31, 1994           3,700,000     3,700       716,666    3,493,372      -      --      15,710,140       (19,090)
Net income for the period                 --        --            --           --        -      --            --         398,132
Accretion to conversion value
 of common stock                          --        --            --        202,650      -      --            --        (202,650)
_________________________________________________________________________________________________________________________________
Balance, December 31, 1995           3,700,000     3,700       716,666    3,696,022      -      --      15,710,140       176,392
Net income for the period
 (unaudited)                              --        --            --           --        -      --            --         230,794
Accretion to conversion value
 of common stock (unaudited)              --        --            --         91,076                           --         (91,076)
_________________________________________________________________________________________________________________________________
Balance, June 30, 1996 (unaudited)   3,700,000   $ 3,700       716,666  $ 3,787,098      -     $--   $15,710,140     $   316,110
_________________________________________________________________________________________________________________________________


See accompanying notes to financial statements.

                                                                                                        Statements of Cash Flows
                                                                                                                      (Unaudited)



                                                                                                                 Period from
                                                                            Six months ended June 30,           August 18, 1994
                                                                      -----------------------------------        (inception) to
                                                                            1995                 1996            June 30, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                         $    124,399         $    230,794           $  621,950
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
           Deferred income taxes                                               --                   --                 42,000
           Amortization of financing costs,
            debt discount and organization costs                              6,546                6,546               59,983
           Interest on U.S. Government securities
            in Trust Fund                                                  (508,637)            (455,607)          (1,529,962)
           Interest on short-term investments                                  --                (23,469)             (39,691)
           (Increase) decrease in prepaid expenses                          (30,212)               5,000                 --
           Increase in accrued expenses                                     190,799              597,627              851,123
_______________________________________________________________________________________________________________________________
              Net cash provided by (used in)
               operating activities                                        (217,105)             360,891                5,403
_______________________________________________________________________________________________________________________________

Cash flows from investing activities:
           U.S. Government security deposited
            in Trust Fund - December 1994                                      --                   --            (17,414,998)
           Cumulative maturities of U.S. Government
            securities deposited in Trust Fund                           35,544,253           56,311,000          128,355,713
           Cumulative acquisitions of U.S. Government
            securities reinvested in Trust Fund                         (35,544,253)         (56,311,000)        (128,355,713)
           Cumulative maturities of short-term
            investments                                                        --              3,144,000            3,144,000
           Cumulative acquisitions of short-term
            investments                                                        --             (2,758,954)          (3,858,946)
           Deferred acquisition costs                                          --               (674,672)            (734,672)
_______________________________________________________________________________________________________________________________
              Net cash used in investing activities                            --               (289,626)         (18,864,616)
_______________________________________________________________________________________________________________________________
Cash flows from financing activities:
           Proceeds from notes payable and issuance
            of warrants                                                        --                   --                200,000
           Proceeds from public offering of 3,583,333
            units, net of underwriting discounts and
            offering expenses                                                  --                   --             19,150,098
           Repayment of notes payable                                          --                   --               (200,000)
           Proceeds from sale of 833,333 shares of
            common stock to founding stockholders                              --                   --                 25,000
           Deferred financing costs                                            --                   --                (19,500)
           Organization costs                                                  --                   --                (65,463)
________________________________________________________________________________________________________________________________
              Net cash provided by financing activities                        --                   --             19,090,135
________________________________________________________________________________________________________________________________
Net increase (decrease) in cash and cash equivalents                       (217,105)              71,265              230,922
Cash and cash equivalents, beginning of period                            1,783,022              159,657                 --
________________________________________________________________________________________________________________________________
Cash and cash equivalents, end of period                               $  1,565,917         $    230,922         $    230,922
________________________________________________________________________________________________________________________________
Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest                                                         $          --         $        --          $      3,836
     Income taxes                                                                --                  --               179,680
________________________________________________________________________________________________________________________________
See accompanying notes to financial statements.


                  Financial Services Acquisition Corporation
                    (a corporation in the development stage)

                                              Notes to Financial Statements
                               (Information as of June 30, 1996 and for the
                     three months ended June 30, 1995 and 1996 is unaudited).

   1.   Summary of       Income Taxes
        Accounting
        Policies         Financial  Services  Acquisition Corporation  (the
                         "Company")   follows    Statement   of   Financial
                         Accounting  Standards  No. 109   ("SFAS No. 109"),
                         "Accounting for Income Taxes".  SFAS No. 109 is an
                         asset  and liability  approach that  requires  the
                         recognition of deferred tax assets and liabilities
                         for the expected future tax consequences of events
                         that   have  been  recognized   in  the  Company's
                         financial statements or tax returns. ("temporary differences"). Temporary differences resulted from the Company using the cash basis for income tax purposes.

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

                         Cash Equivalents

                         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents (other than instruments deposited in Trust Fund or described below under "Short-term Investment").

                         Trust Fund

                         U.S. Government security deposited in Trust Fund at December 31, 1995 represents a U.S. Treasury bill purchased on November 16, 1995 which matured on February 15, 1996. The cost of the security was $18,364,716.

                         U.S. Government security deposited in Trust Fund at June 30, 1996 represents a U.S Treasury bill purchased on June 26, 1996 which matures on July 25, 1996. The cost of the security was $18,919,111.

                         Short-term Investment

                         The short-term investment at December 30, 1995 represents a U.S. Treasury bill purchased on September 22, 1995 at a cost of $1,099,942 which matured on January 25, 1994.

                         The short-term investment at June 30, 1996 represents a U.S. Treasury bill purchased on June 3, 1996 at a cost of $751,698 which matures on July 5, 1996.
                         Investments

                         The Company follows Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", with no material impact on the Company's financial position.

                         Interim Results (unaudited)

                         The accompanying balance sheet as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1995 and 1996, the statement of common stock, common stock subject to possible conversion, preferred stock, additional paid-in capital and retained earnings accumulated during the development stage as of June 30, 1996 and the statements of cash flows for the six months ended June 30, 1995 and 1996 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial data for such periods. The interim operating results are not necessarily indicative of the results for a full year.

                         Use of Estimates

                         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   2. Organization The Company was incorporated in Delaware on and Business August 18, 1994 with the objective of acquiring or
        Operations       merging   with  an   operating  business   in  the
                         financial   services   industry.   The   Company's
                         founding stockholders (the "Initial Stockholders") purchased 833,333 of its common shares, $.001 par value (the "Pre-IPO Shares"), for $25,000 in
                         August 1994.

                         The registration statement for the Company's initial public offering ("Offering") was declared effective November 30, 1994. The Company consummated the Offering in December 1994 and raised net proceeds of $19,150,098 (Note 3). The Company's management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business in the financial services industry ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. The Company deposited $17,414,998 of the Offering's proceeds in an interest-bearing trust account ("Trust Fund") to be held until the earlier of
                         (i) the  consummation of a Business Combination or
                         (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. Government securities with maturities of 180 days or less. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

                         The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In connection with the vote on such Business Combination all of the Initial Stockholders, consisting of all of the current officers and directors of the Company, have agreed that all Pre-IPO Shares owned by them will be voted with the majority of all the shares of common stock sold in the Offering (the "Public Shares"). After consummation of the Company's first Business Combination, this voting provision will no longer be applicable.

                         With respect to the first Business Combination which is approved and consummated, any holder of Public Shares who votes against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of Public Shares. The Company will not consummate a Business Combination if 20% or more of the Public Shares are voted against the Business Combination and have conversion rights with respect to them exercised. Accordingly, 19.99% of the aggregate number of Public Shares may be converted to cash in the event of a Business Combination. Holders of shares exercising such conversion rights are entitled to receive their per share interest in the Trust Fund computed without regard to the Pre-IPO Shares. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheets at the conversion value.

                         The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

   3.   Public Offering  On  December 7, 1994,  the Company  sold 3,333,333 units ("Units") in the Offering. On December 30, 1994, a further 250,000 Units were sold. Each Unit consists of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the consummation of a Business Combination and ending November 30, 2001. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

                         The Company issued an aggregate of $200,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Company's Offering with accrued interest thereon of $3,836. In addition, the investors were issued 400,000 warrants ("Bridge Warrants") (valued at $0.05 per warrant - aggregate $20,000) which are identical to the Warrants discussed above, except that they are not redeemable by the Company until 90 days after the consummation of a Business Combination.

                         In connection with the Offering, the Company also sold 333,333 Unit Purchase Options (the "IPO Options") to the Offering underwriters and certain of their designees. Each IPO Option entitles the holder thereof to acquire a unit, at $9.90 per unit, consisting of one share of common stock and two warrants (which are identical to the Warrants discussed above, except that the exercise price per warrant is $6.25 and their expiration date is November 30, 1999).

   4.   Commitment       The  Company  presently   occupies  office   space
                         provided by an affiliate of certain stockholders of the Company. Such affiliate has agreed that, commencing on the effective date of the Offering through the acquisition of a target business by the Company, it will make its office space and certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has been paying
                         $5,000 per month for such services.

   5.   Preferred Stock  The  Company  is  authorized  to  issue  1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

   6.   Common Stock     At June 30, 1996, 8,566,665 shares of common stock
                         were  reserved  for  issuance  upon   exercise  of
                         Warrants,    Bridge     Warrants    and    certain
                         underwriters' options to acquire 333,333 Units.

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

   8.   Proposed         On  March 8,  1996, the  Company  entered  into an
        Acquisition      agreement  to  acquire  Euro   Brokers  Investment
                         Corporation  ("Euro  Brokers"),  a  privately held
                         international and domestic inter-dealer broker for
                         a broad range of financial instruments.  Under the
                         terms of the  agreement, each outstanding share of
                         Euro Brokers  common stock will be  converted into
                         the   right  to   receive,   subject   to  certain
                         adjustments and escrow arrangements, approximately
                         (i) 2.64  shares  of the  Company's  common  stock
                         (approximately 4,416,666 shares), (ii) 4.53 of the
                         Company's   redeemable   common   stock   purchase
                         warrants  (approximately 7,566,666  warrants), and
                         (iii) $9.57 in cash (which, if the transaction had
                         been consummated  as of June 30,  1996, would have
                         been adjusted to  approximately $12.03 per  share,
                         aggregating   to  approximately   $20.1  million).
                         Completion  of  this  transaction  is  subject  to
                         certain   conditions,   including    stockholders'
                         approvals  and  receipt   of  certain   regulatory
                         approvals.  Costs   relating  to   this   proposed
                         acquisition,    primarily    professional    fees,
                         aggregated $734,672 at June 30, 1996, and have been deferred.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Financial Services Acquisition Corporation (the "Company") is a Specified Purpose Acquisition Company , the objective of which is to acquire an operating business in the financial services industry (a "Target Business") by merger, exchange of capital stock, asset or stock acquisition or other similar type of transaction (a "Business Combination").

                In August 1994, the Company issued 833,333 shares (the "Pre-IPO Shares") of its Common Stock, par value $.001 per share ("Common Stock"), to six initial stockholders. In September 1994, the Company raised $200,000 in bridge financing (the "Bridge Financing") in order to pay certain organizational expenses, the costs of the Bridge Financing and certain costs of its initial public offering ("IPO").
        Thirteen investors in the Bridge Financing loaned an aggregate of $200,000 to the Company and were issued promissory notes in that amount payable at the consummation of the IPO, bearing interest at the rate of 10% per annum, and 400,000 bridge warrants (the "Bridge Warrants").

                The IPO was consummated in December 1994, with the Company selling 3,583,333 units ("Units") (which includes 250,000 Units sold as part of the underwriters' over-allotment option). Each Unit consists of one share of Common Stock and two Redeemable Common Stock Purchase Warrants (the "Public Warrants"). The Company also sold 333,333 Unit Purchase Options (the "UPOs") to the IPO underwriters and certain of their designees. In the IPO, the Company received net proceeds of approximately $19,150,000 after payment of offering expenses. From these proceeds, the Company repaid the Bridge Financing promissory notes (and interest thereon). The Company's management had broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds were intended to be applied toward consummating a Business Combination with a Target Business. There is no assurance that the Company will be able to successfully effect a Business Combination. A majority of the net proceeds (approximately $17,415,000) was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of (i) consummation of a Business Combination or (ii) liquidation of the Company. The Trust Agreement relating to the Trust Fund limits investments to U.S. Government securities with a maturity of 180 days or less. As of June 30, 1996 and December 31, 1995, the Trust Fund consisted of approximately $18,945,000 and $18,489,000, respectively, of U.S. Government securities (including accrued interest thereon). The remaining proceeds of the IPO, and the interest thereon, have been and are being used to pay for business, legal and accounting due diligence on prospective acquisitions, and for the general and administrative expenses and taxes of the Company, including, but not limited to, legal and accounting fees and administrative support expenses in connection with the Company's reporting obligations to the Securities and Exchange Commission. During the quarter and six months ended June 30, 1996, general and administrative expenses were approximately $46,000 and $87,000, respectively, as compared to $49,000 and $97,000 in the quarter and six months ended June 30, 1995, respectively. As of June 30, 1996 and December 31, 1995, the Company had approximately $986,000 and $1,276,000, respectively, of cash and cash equivalents and short-term investments, other than assets held in the Trust Fund.

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

                On March 8, 1996, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 8, 1996 (the "Merger Agreement"), with Euro Brokers Investment Corporation ("Euro Brokers"), pursuant to which a newly-formed wholly owned subsidiary of the Company ("Sub") will merge with and into Euro Brokers (the "Merger"), with Euro Brokers thereafter becoming a direct, wholly owned subsidiary of the Company. Consummation of the Merger is subject to a number of conditions, including, but not limited to, receipt of stockholder approvals and certain regulatory approvals.

                In connection with the proposed Merger, the Company entered into an UPO Exchange and Custodial Agreement, dated as of June 24, 1996 (the "UPO Agreement"), with the holders of the outstanding UPOs, providing for the exchange, contingent upon and effective immediately following the Merger, of all UPOs for an aggregate of 225,000 newly-issued shares of Common Stock. A copy of the UPO Agreement is included as an Exhibit to this Form 10-Q and incorporated herein by reference, and the foregoing description of the UPO Agreement is qualified in its entirety by reference to the full text thereof.

                Euro Brokers held a special meeting of Euro Brokers stockholders on July 15, 1996, at which the Merger Agreement
        was approved.   A special meeting of the Company's
        stockholders in connection with the Merger Agreement is scheduled to be held on August 15, 1996.

                In the event the Company does not consummate the Merger or an alternative business combination by December 7, 1996, the Company will be dissolved and will distribute to all holders of Common Stock sold in the IPO (the "Public Shares"), in proportion to their respective interests in all such Public Shares, an aggregate sum equal to the amount in the Trust Fund, inclusive of any after tax interest thereon, plus any remaining net assets of the Company. Pre-IPO Shares, Public Warrants and Bridge Warrants will have no right to participate in any such distribution from the Trust Fund. During the quarter and six months ended June 30, 1996, the Company earned interest of approximately $238,000 and $482,000, respectively, as compared to $283,000 and $559,000 during the quarter and six months ended June 30, 1995, respectively. Pursuant to the Company's Certificate of Incorporation, a holder of Public Shares also is entitled to receive funds from the Trust Fund in the event that such holder votes against a Business Combination and demands conversion of his or her shares into cash ("Redemption Rights"), and such Business Combination is actually consummated by the Company, although the Company is not permitted to consummate a Business Combination if 20% or more of the Public Shares (or 716,667 shares) exercise such Redemption Rights. Moreover, pursuant to the terms of the Merger Agreement, Euro Brokers is not obligated to consummate the Merger if Redemption Rights are exercised with respect to a number of shares in excess of 10% of all outstanding shares of Common Stock (including shares issued in connection with the UPO Agreement).

                Substantially all of the Company's working capital needs are attributable to the identification, evaluation and selection of a suitable Target Business and, thereafter, to the structuring, negotiation and consummation of a Business Combination with such Target Business. Such working capital needs have been, and are expected to continue to be, satisfied from the net proceeds of the IPO not deposited in the Trust Fund.

                         PART II.  OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

        Exhibit Description

        4.5 UPO Exchange and Custodial Agreement, dated as of June 24, 1996, by and among GKN Securities Corp., Barington Capital Group, L.P. the Registrant and Graubard, Mollen & Miller, as custodian (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-06753) dated June 25, 1996).

        27.1    Financial Data Schedule.

                (b)  Reports on Form 8-K

                None.


                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FINANCIAL SERVICES ACQUISITION CORPORATION
                                         (Registrant)

        Date:  August 14 , 1996  /s/  Gilbert D. Scharf
                                 _________________________________________
                                 Gilbert D. Scharf, Chairman of the Board,
                                 President and Chief Executive Officer

        Date:  August  14, 1996  /s/  Michael J. Scharf
                                 ________________________________________
                                 Michael J. Scharf, Vice President,
                                 Secretary and Treasurer (Chief Financial
                                 and Principal Accounting Officer)


                                EXHIBIT INDEX

        EXHIBIT
        DESCRIPTION                                              PAGE

        4.5 UPO Exchange and Custodial Agreement, dated as of June 24, 1996, by and among GKN Securities Corp., Barington Capital Group, L.P. the Registrant and Graubard, Mollen & Miller, as custodian (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-4 (No. 333-06753) dated June 25, 1996).

        27.1   Financial Data Schedule.