Form 10-Q
period 1996-09-30
FINANCIAL SERVICES ACQUISITION CORP /DE/
filed 1996-11-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996


                        Commission File Number 0-25056


                  FINANCIAL SERVICES ACQUISITION CORPORATION
            (Exact name of registrant as specified in its charter)


                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  59-3262958
                               (I.R.S. Employer
                            Identification Number)


                            Two World Trade Center
                           New York, New York 10048
                    (Address of principal executive office)


                                (212) 748-7000
                            (Registrant's telephone
                         number, including area code)


                  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                     No

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 7, 1996 was 8,922,908.

                        The Exhibit Index is on Page 23

                              Page 1 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION


                                     INDEX

                                                                    PAGE

                         PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):                          3

      Consolidated Statement of Financial Condition                   4

      Consolidated Statement of Income                                6

      Consolidated Statement of Changes in Stockholders' Equity       7

      Consolidated Statement of Cash Flows                            8

      Notes to the Consolidated Financial Statements                 10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       13


                          PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities                                     19

  Item 4.  Submission of Matters to a Vote of Security Holders       19

  Item 5.  Other Information                                         20

  Item 6.  Exhibits and Reports on Form 8-K                          20

  Signatures                                                         22

  Exhibit Index                                                      23








                              Page 2 of 25 Pages

                   FINANCIAL SERVICES ACQUISITION CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)















                                                     Page 3 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION



                                               September 30,      December 31,
                                                   1996               1995
                                               -------------     -------------
                                                (unaudited)
ASSETS

Cash and cash equivalents ......................   $17,462,423   $27,013,350
Restricted cash ................................     1,798,692     1,785,490
Deposit with clearing organizations
    (Includes cash of $790,080 and U.S. Treasury
    bills of $6,458,663 at September 30, 1996) .     7,248,743     2,076,302
Commissions receivable .........................    20,856,110    18,502,261
Receivable from clearing firm ..................     2,743,814     1,592,650
Securities owned ...............................     4,971,218
Prepaid expenses and other assets ..............     7,130,468     6,804,925
Equity in affiliated companies .................     2,731,133     2,951,864
Exchange memberships ...........................       140,000       140,000
Deferred taxes .................................     5,005,630     5,520,348
Furniture, equipment and leasehold .............    13,115,087    13,264,743
    improvements
Intangible assets ..........................         2,119,307     2,426,809
                                                   ------------  -----------

      Total assets .............................   $85,322,625   $82,078,742
                                                   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.


                                                     Page 4 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Continued)

                                                    September 30,    December 31,
                                                        1996             1995
                                                    -------------   -------------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
    Accounts payable and accrued liabilities ...     $ 16,982,315    $ 15,835,131
    Accrued compensation payable .................     13,041,521      15,998,721
    Accrued interest payable .....................        541,726         166,789
    Payable to broker dealers and customers ....        2,615,575
    Short-term borrowings ........................        315,080
    Income taxes payable .........................      5,758,559       7,328,244
    Obligations under capitalized leases .......        1,825,895       2,284,806
    Deferred taxes payable .......................        579,403         692,024
    Notes payable ................................      9,091,913       7,880,032
                                                      -----------    ------------

                                                       50,751,987      50,185,747
                                                      -----------    ------------
Minority interest in consolidated subsidiaries ...        116,537         501,731
                                                      -----------    ------------


Stockholders' equity:
    Preferred stock, at December 31, 1995, none
      authorized; at September 30, 1996, $.001
      par value, 1,000,000 shares authorized, none
      issued and outstanding
    Common stock, at December 31, 1995, Class A
      $.01 par value, 2,000,000 shares
      authorized, none issued and outstanding,
      Class B $.001 par value, 2,000,000 shares
      authorized , 1,671,290 issued and
      outstanding; at September 30, 1996,
      $.001 par value, 30,000,000 shares
      authorized, 8,887,529 issued and outstanding
     (Note 2) ....................................          8,887           4,258
    Additional paid-in capital ...................     33,602,344      48,193,040
    Treasury stock at cost, at December 31, 1995..                    (10,177,107)
    Accumulated deficit ..........................     (1,867,768)     (7,251,041)
    Notes receivable from stockholders ...........                     (2,243,709)
    Foreign translation adjustment ...............      2,710,638       2,865,823
                                                     ------------    ------------
       Total stockholders' equity ................     34,454,101      31,391,264
                                                     ------------    ------------
       Total liabilities and stockholders' equity    $ 85,322,625    $ 82,078,742
                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                                                     Page 5 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                                    For the Nine Months Ended      For the Three Months Ended

                                                   September 30,   September 30,  September 30,  September 30,
                                                      1996            1995          1996            1995
                                                 --------------   -------------  --------------  -------------
Revenue:
  Commission income ............................   $134,686,240   $129,743,625   $ 44,605,416   $ 41,855,266
  Interest income ..............................      1,323,677      1,004,649        482,846        334,973
  Other income (expense) .......................        153,038        812,069        (11,480)       (63,672)
                                                   ------------   ------------   ------------   ------------
                                                    136,162,955    131,560,343     45,076,782     42,126,567
                                                   ------------   ------------     ----------     -----------
Costs and expenses:
  Payroll and related costs ....................     83,585,132     84,539,442     29,218,669     27,195,708
  Communication costs ..........................     13,391,973     13,352,930      5,008,038      4,136,363
  Travel and entertainment .....................      8,101,924      7,679,183      2,732,150      2,491,325
  Depreciation and amortization ................      3,409,387      3,456,460      1,091,552      1,142,679
  Occupancy costs ..............................      4,761,747      4,404,479      1,728,389      1,542,538
  Clearing fees ................................      3,223,032      3,048,597      1,106,666        804,211
  General and administrative expenses ..........      6,236,693      6,198,613      2,172,911      1,822,262
  Interest expense .............................        480,124        614,478        180,602        210,320
                                                   ------------   ------------     ----------     ----------
                                                    123,190,012    123,294,182     43,238,977     39,345,406
                                                   ------------   ------------     ----------     ----------

Income before provision for income taxes and
    minority interest ..........................     12,972,943      8,266,161      1,837,805      2,781,161

Provision for income taxes .....................      7,764,379      5,751,903      1,677,498      1,863,370
                                                   ------------   ------------     ----------     ----------

Income before minority interest ................      5,208,564      2,514,258        160,307        917,791

Minority interest in consolidated subsidiaries .        174,709     (1,663,634)       621,729       (534,209)
                                                     ----------    ------------   ------------   ------------

Net income .....................................   $  5,383,273   $    850,624   $    782,036   $    383,582
                                                   ============   ============   ============   ============

Pro forma common shares outstanding (Note 1) ...      9,011,295                     9,011,295

Pro forma earnings per share (Note 1) ..........   $        .60                  $        .09


The accompanying notes are an integral part of these consolidated financial statements.



                                                     Page 6 of 25 Pages












                  FINANCIAL SERVICES ACQUISITION CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIODS ENDED DECEMBER 31, 1995 AND SEPTEMBER 30, 1996 (unaudited)


                                                     Additional
                                     Common           paid-in          Treasury        Accumulated
                                     stock            capital            stock          deficit
                                     -----            -------            -----          -------



Balance at December  31, 1994 ...   $      4,258    $ 48,200,186    $(10,177,107)   $(10,713,316)

Net income for the year
  ended December 31, 1995 .......                                                      3,462,275

Expenses relating to
  acquisition of common stock ...                         (7,146)

Repayment of stockholder
  notes .........................

Foreign translation
  adjustment ....................
                                    -----------     ------------    -------------   -------------

Balance at December 31, 1995 ....          4,258      48,193,040     (10,177,107)     (7,251,041)

Retirement of treasury stock ....         (2,587)    (10,174,520)     10,177,107

Net income for the nine months
  ended September 30, 1996 ......                                                      5,383,273

Foreign translation adjustment ..

Recapitalization in connection
  with the Merger (See Note 1)
  Retirement of EBIC stock ......         (1,671)          1,671
  Issuance of shares ............          8,887      18,275,972
  Cash consideration paid to EBIC
     shareholders ...............                    (21,955,012)
  Repayment of stockholder notes
  EBIC Expenses incurred in
     connection with Merger .....                       (738,807)
                                    ------------    ------------    ------------    ------------

Balance at September 30, 1996 ...   $      8,887    $ 33,602,344    $               $( 1,867,768)
                                    ============    ============    ============    ============





[RESTUB TABLE ]

                                        Notes
                                      receivable          Foreign
                                        from            translation
                                     stockholders       adjustments      Total
                                     ------------       -----------      -----

Balance at December  31, 1994 ...   $ (2,283,886)   $  3,031,862    $ 28,061,997

Net income for the year
  ended December 31, 1995 .......                                      3,462,275

Expenses relating to
  acquisition of common stock ...                                         (7,146)

Repayment of stockholder
  notes .........................         40,177                          40,177

Foreign translation
  adjustment ....................                       (166,039)       (166,039)
                                    -------------    ------------   -------------

Balance at December 31, 1995 ....     (2,243,709)      2,865,823      31,391,264

Retirement of treasury stock ....

Net income for the nine months
  ended September 30, 1996 ......                                      5,383,273

Foreign translation adjustment ..                       (155,185)       (155,185)

Recapitalization in connection
  with the Merger (See Note 1)
  Retirement of EBIC stock ......
  Issuance of shares ............                                     18,284,859
  Cash consideration paid to EBIC
     shareholders ...............                                    (21,955,012)
  Repayment of stockholder notes      2,243,709                        2,243,709
  EBIC Expenses incurred in
     connection with Merger .....                                       (738,807)
                                    ------------    ------------    ------------

Balance at September 30, 1996 ...   $               $  2,710,638    $ 34,454,101
                                    ============    ============    ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.



                              Page 7 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                   For the Nine Months Ended
                                                                  September 30,    September 30,
                                                                       1996           1995
                                                                  -------------    -------------

Cash flows from operating activities:
   Net income .................................................   $ 5,383,273    $   850,624
   Adjustments to reconcile net income
       to net cash (used in) provided by operating activities:
       Depreciation and amortization ..........................     3,409,387      3,456,460
       Provision for doubtful accounts ........................       (91,728)        40,716
       Undistributed earnings of affiliates ...................      (961,855)    (1,900,068)
       Minority interest in consolidated subsidiary ...........    (1,061,269)       (28,124)
       Imputed interest expense ...............................        80,156         98,488
       Amortization of deferred expenses ......................         1,092          4,904
       Deferred income taxes ..................................       396,897        152,151
     Change in assets and liabilities:
       Increase in restricted cash ............................          (770)
       Increase in deposits with clearing organizations .......    (5,171,857)    (1,950,136)
       Increase in commissions receivable .....................    (2,224,103)    (3,408,295)
       Increase in receivable from affiliates .................       (44,481)
       Increase in receivable from clearing firm ..............    (1,151,164)      (146,667)
       (Increase) decrease in securities owned ................    (4,971,218)       967,500
       Decrease (increase) in prepaid expenses and other assets       496,484       (332,708)
       Increase in accounts payable and accrued liabilities ...     4,294,793      1,209,298
       Decrease in accrued compensation payable ...............    (2,968,478)      (943,743)
       Increase in accrued interest payable ...................       371,669        492,313
       Increase (decrease) in payable to broker dealers and
         customers ............................................     2,614,975       (118,204)
       Increase in short-term borrowings ......................       315,080
       Decrease in securities sold, not yet purchased .........                     (215,000)
       (Decrease) increase in income taxes payable ............    (4,752,947)     2,126,629
                                                                   ----------    -----------

           Net cash (used in) provided by operating activities     (6,036,064)       356,138
                                                                   ----------    -----------

Cash flows from investing activities:
       Purchase of fixed assets ...............................    (2,914,170)      (891,123)
       Investment in equity affiliates ........................       101,602       (109,681)
       Increase in minority interest in consolidated
         subsidiaries .........................................       676,227
                                                                  -----------     -----------
           Net cash used in investing activities ..............    (2,136,341)    (1,000,804)
                                                                  -----------     -----------





                              Page 8 of 25 Pages













                  FINANCIAL SERVICES ACQUISITION CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited) (continued)


                                                                   For the Nine Months Ended
                                                                  September 30,    September 30,
                                                                       1996           1995
                                                                  -------------    ------------
Cash flows from financing activities:
   Repayment of notes receivable from stockholders ............      2,243,709          1,150
   Increase in notes payable ..................................      1,101,069
   Issuance of shares in connection with Merger ...............     18,284,859
   Expenses incurred in connection with Merger ................       (738,807)        (7,146)
   Cash merger consideration paid to EBIC shareholders ........    (21,955,012)
   Decrease in obligations under capitalized leases ...........       (467,546)      (518,505)
                                                                   -----------    -----------

   Net cash used in financing activities ......................     (1,531,728)      (524,501)
                                                                   -----------     ----------

Effect of exchange rate changes on cash .......................        153,206         17,694
                                                                   -----------     ----------

Net decrease in cash and cash equivalents .....................     (9,550,927)    (1,151,473)

Cash and cash equivalents at beginning of year ................     27,013,350     21,355,273
                                                                  ------------    -----------

Cash and cash equivalents at end of year ......................   $ 17,462,423   $ 20,203,800
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid
Income taxes paid .............................................   $  7,782,035   $  1,131,188

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:

Reduction of common stock and additional paid-in capital in
   connection with the retirement of treasury stock ...........   $ 10,177,107














The accompanying notes are an integral part of these consolidated financial statements.



                              Page 9 of 25 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Financial Services Acquisition Corporation (the "Company") was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry.

On March 8, 1996, the Company entered into a merger agreement to acquire Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker for a broad range of financial instruments, pursuant to which a newly-formed, wholly-owned subsidiary of the Company would merge ("the Merger") with and into EBIC. The Merger was consummated on August 16, 1996. Pursuant thereto, each outstanding share of EBIC common stock was converted into the right to receive, after giving effect to certain adjustments and subject to certain escrow arrangements, approximately (i) 2.70 shares of the common stock, $.001 par value ("Common Stock"), of the Company (approximately 4,505,666 shares in the aggregate), (ii) 4.53 of the Company's Series B redeemable common stock purchase warrants (approximately 7,566,666 warrants in the aggregate) and (iii) $13.14 in cash (approximately $22 million in the aggregate).

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Toronto and Hong Kong, and correspondent relationships with other brokers throughout the world. EBIC and its subsidiaries comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. The historical assets of the Company and EBIC have been reflected in the statement of financial condition at their respective book values. The consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of EBIC for such periods and dates. Pro forma number of shares outstanding and related pro forma earnings per share information have been presented as if all shares to be issued in the


                              Page 10 of 25 Pages

Merger had been issued (see Note 2) and all such shares were outstanding for the merged and recapitalized entity for the entire period.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of EBIC as of December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995 and the footnotes thereto included in the Company's Amendment No. 1 to its Current Report on Form 8-K, dated August 16, 1996 and filed October 22, 1996.

NOTE 2 - STOCKHOLDERS' EQUITY:

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At September 30, 1996, no shares of preferred stock were issued or outstanding.

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At September 30, 1996, the Company had outstanding 8,887,529 shares of Common Stock, 7,566,666 redeemable common stock purchase warrants (issued in connection with the Company's 1994 initial public offering) and 7,335,667 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical to the public offering warrants). Once all certificates formerly representing EBIC common stock (all of which were canceled in the Merger) are exchanged, the Company expects it will have approximately 9,011,295


                              Page 11 of 25 Pages
shares of Common Stock and an aggregate of 15,133,290 warrants outstanding (which numbers take into account anticipated rounding for fractional interests). Each of the Company's outstanding warrants (both series) currently entitles the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share. The warrants expire on November 30, 2001 and are redeemable under certain circumstances, at a price of $.01 per warrant, if the last sale price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days.

At September 30, 1996, the Company had 15,133,332 shares of Common Stock reserved for issuance upon exercise of all warrants expected to be outstanding following the Merger (disregarding rounding for fractional interests) and an additional 1,800,000 shares reserved for issuance upon exercise of options that may be granted pursuant to the Company's 1996 Stock Option Plan.

At November 7, 1996, the Company had outstanding 8,922,908 shares of Common Stock and an aggregate of 14,953,196 warrants, reflecting the fact that approximately 98% of all outstanding certificates formerly representing shares of EBIC common stock had been exchanged for the Merger consideration.



                              Page 12 of 25 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL.

Financial Services Acquisition Corporation ("FSAC" or the "Company") was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry.

On March 8, 1996, the Company entered into a merger agreement to acquire Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker for a broad range of financial instruments, pursuant to which a newly-formed, wholly-owned subsidiary of the Company would merge ("the Merger") with and into EBIC. The Merger was consummated on August 16, 1996. Pursuant thereto, each outstanding share of EBIC common stock was converted into the right to receive, after giving effect to certain adjustments and subject to certain escrow arrangements, approximately (i) 2.70 shares of the common stock, $.001 par value ("Common Stock"), of the Company (approximately 4,505,666 shares in the aggregate), (ii) 4.53 of the Company's Series B redeemable common stock purchase warrants (approximately 7,566,666 warrants in the aggregate) and (iii) $13.14 in cash (approximately $22 million in the aggregate).

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Toronto and Hong Kong, and correspondent relationships with other brokers throughout the world. EBIC and its subsidiaries comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of FSAC. Results of operations of the Company discussed below for periods prior to the Merger are the consolidated historical results of operations of EBIC for such periods. Results of operations of the Company discussed below for periods that include the Merger consist of the consolidated historical results of operations for each of FSAC and EBIC for the portions of such periods following the Merger and the consolidated historical results of operations for EBIC for the portions of such periods prior to the Merger.

                              Page 13 of 25 Pages

                     NINE MONTHS ENDED SEPTEMBER 30, 1996
             COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Commission income for the nine months ended September 30, 1996 increased $4,942,615 to $134,686,240, compared to $129,743,625 for the comparable period in 1995, and related principally to an increased activity worldwide during the first quarter and continued growth in the securities markets during the remainder of the period.

         Interest income for the nine months ended September 30,1996 increased $319,028 to $1,323,677, compared to $1,004,649 for the comparable 1995 period, primarily due to the increased average cash balances and interest bearing deposits for the respective periods.

         Other income (expense) for the nine months ended September 30, 1996 decreased $659,031 to $153,038, compared to $812,069 for the same period in 1995, primarily due to a release of a contingency provision during 1995 approximating $370,000, a decrease in earnings from the Company's equity affiliate in Tokyo of $110,000 and a decrease in foreign exchange gains recognized in 1996 versus those recognized in 1995 of $180,000.

         Payroll and related costs for the nine months ended September 30, 1996 decreased $954,310 to $83,585,132, compared to $84,539,442 for the nine months ended September 30, 1995. These costs, as a percentage of commission income, decreased from 65.1% to 62.1%. This decrease is primarily the result of management's undertaking in 1995 to eliminate unprofitable departments and continued efforts to structure compensation arrangements to more closely relate compensation to commission income.

         Communication costs for the nine months ended September 30, 1996 increased $39,043 to $13,391,973, compared to $13,352,930 for the nine months ended September 30, 1995. These costs remained at comparable levels due to the offsetting effects of expansion of other securities businesses and continued efforts in the United Kingdom to cancel unnecessary information service subscriptions upon their expiration.

         Travel and entertainment costs for the nine months ended September 30, 1996 increased $422,741 to $8,101,924, compared to $7,679,183 for the nine months

                              Page 14 of 25 Pages
ended September 30, 1995. As a percentage of commission income, travel and entertainment expenses remained constant at approximately 6%.

         Depreciation and amortization expense for the nine months ended September 30, 1996 decreased $47,073 to $3,409,387, compared to $3,456,460 for the same period in 1995. This expense has remained relatively flat and is reflective of the fact that EBIC completed major capital expenditure programs in 1993 and 1994, including relocation of its offices and has not incurred capital expenditures of such magnitude since that time. EBIC has, however, continued to expand its proprietary screen system, and communications and computer equipment is replaced and upgraded on a continual basis.

         Occupancy costs for the nine months ended September 30, 1996 increased by $357,268 to $4,761,747, compared to $4,404,479 for the nine months ended September 30, 1995, primarily due to the absence of a rent tax credit which was received in 1995 of approximately $200,000, and the effect of rental rate escalations pursuant to existing leases.

         Clearing fees for the nine months ended September 30, 1996 increased $174,435 to $3,223,032, compared to $3,048,597 for the nine months ended September 30, 1995, consistent with increased volumes.

         General and administrative expenses for the nine months ended September 30, 1996 increased by $38,080 to $6,236,693, compared to $6,198,613 for the nine months ended September 30, 1995.

         Interest expense for the nine months ended September 30, 1996 decreased by $134,354 to $480,124, compared to $614,478 for the nine months ended September 30, 1995, primarily due to the reduction in the principal balance outstanding on the Company's indebtedness in accordance with the existing debt repayment schedule.

         Provision for income taxes for the nine months ended September 30, 1996 increased by $2,012,476 to $7,764,379, compared to $5,751,903 for the nine months ended September 30, 1995. The effective tax rate decreased from approximately 70% to 60% for the respective nine month periods ended September 30, 1995 and 1996. The decrease was attributable to (i) the increase in income before tax,

                              Page 15 of 25 Pages
which lessens the effect of non-deductible items and (ii) the recognition of a foreign tax credit benefit in 1996 where no such benefit was recognized in the nine months ended September 30, 1995. In addition, the 1996 effective tax rate included the effect of losses incurred by certain foreign subsidiaries aggregating $1,600,000 for the nine months ended September 30, 1996 for which no tax benefit was recognized.

         Minority interest in consolidated subsidiary for the nine months ended September 30, 1996 increased by $1,838,343 to $174,709, compared to ($1,663,634) for the nine months ended September 30, 1995, primarily due to the combination of increased losses in Hong Kong allocated to minority shareholders of $935,000, and the reduction of net income in Tokyo allocated to minority shareholders of $810,000.

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Commission income for the quarter ended September 30, 1996 increased $2,750,150 to $44,605,416 compared to $41,855,266 for the comparable period in 1995. Such increase related principally to substantial increases in commission income from securities products, and was partially offset by decreases in commission income from deposit products.

         Interest income for 1996 increased $147,873 to $482,846 compared to $334,973 for the comparable period in 1995, primarily due to the increased average cash balances and interest bearing deposits for the respective periods. The third quarter of 1996 also reflects interest income earned on securities owned of approximately $50,000. No positions existed for the comparable 1995 period.

         Other income (expense) for the quarter ended September 30, 1996 decreased $52,192 to ($11,480), compared to ($63,672) for the same period in 1995, primarily due to foreign exchange losses recorded for the respective periods.

         Payroll and related costs for the quarter ended September 30, 1996 increased $2,022,961 to $29,218,669, compared to $27,195,708 for the quarter ended September 30, 1995. These costs, as a percentage of commission income, remained relatively flat at 65% . This increase in payroll and related costs is consistent with the increase in commission income over the same periods.

         Communication costs for the quarter ended September 30, 1996 increased $871,675 to $5,008,038, compared to $4,136,363 for the quarter ended September 30, 1995, primarily as a result of increased costs for communication lines and



                              Page 16 of 25 Pages
proprietary screens put in place for the expansion of securities business.

         Travel and entertainment costs for the quarter ended September 30, 1996 increased $240,825 to $2,732,150 compared to $2,491,325 for the quarter ended September 30, 1995. As a percentage of commission income, travel and entertainment expenses increased slightly from 6.0% in the third quarter of 1995 to 6.1% in the third quarter of 1996.

         Depreciation and amortization expense for the quarter ended September 30, 1996 decreased $51,127 to $1,091,552, compared to $1,142,679 for the same period in 1995. This expense has remained relatively flat and is reflective of the fact that EBIC completed major capital expenditure programs in 1993 and 1994, including the relocation of its offices, and has not incurred capital expenditures of such magnitude since that time. EBIC has, however, continued to expand its proprietary screen system and continues to replace and upgrade its communications and computer equipment.

         Occupancy costs for the quarter ended September 30, 1996 increased by $185,851 to $1,728,389, compared to $1,542,538 for the quarter ended September 30, 1995, primarily due to an increased monthly rental expense in Hong Kong.

         Clearing fees for the quarter ended September 30, 1996 increased $302,455 to $1,106,666 compared to $804,211 for the quarter ended September 30, 1995, consistent with increased volumes.

         General and administrative expenses for the quarter ended September 30, 1996 increased by $350,649 to $ 2,172,911, compared to $1,822,262 for the quarter ended September 30, 1995. The increase was primarily attributable to non-recurring professional fees incurred in the third quarter of 1996 approximating $380,000, which related to a combination of EBIC's operations in Hong Kong with another broker in that market.

         Interest expense for the quarter ended September 30, 1996 decreased by $29,718 to $180,602, compared to $210,320 for the quarter ended September
30, 1995, primarily due to the reduction in the principal balance outstanding on the Company's indebtedness in accordance with the existing debt repayment schedule.



                              Page 17 of 25 Pages

         Provision for income taxes for the quarter ended September 30, 1996 decreased by $185,872 to $1,677,498, compared to $1,863,370 for the quarter ended September 30, 1995. The effective tax rate increased from approximately 67% to 91% for the respective three month periods ended September 30, with the increase attributable to losses in Hong Kong and Australia of approximately $1,200,000 for which no tax benefit was recognized.

         Minority interest in consolidated subsidiary for the quarter ended September 30, 1996 increased by $1,155,938 to $621,729, compared to a debit of $534,209 for the quarter ended September 30, 1995, primarily due to the combination of increased losses in Hong Kong allocated to minority shareholders of $726,000 and decreased net income in Tokyo allocated to minority shareholders of $333,000. The third quarter of 1996 also reflects an allocation of losses for the Company's new Australia subsidiary of $96,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of FSAC. Net assets of FSAC acquired, consisting primarily of cash and cash equivalents, aggregated approximately $18,284,900 (net of Merger expenses incurred by FSAC of approximately $880,000). The cash consideration paid by FSAC in the Merger to EBIC shareholders aggregated approximately $21,955,000. Expenses incurred by EBIC in connection with the Merger approximated $739,000.

         During August 1996, one of the Company's U.S. subsidiaries became a member of a clearing corporation for the purpose of clearing U.S. Treasury Repurchase Agreements. Such membership required a pledge of $5,000,000 in U.S. Treasury Securities, which has been reflected as deposits with clearing organizations on the Consolidated Statement of Financial Condition at September 30,1996.

         Also in August 1996, the Company's 51% owned Hong Kong subsidiary entered into a joint venture with another Hong Kong broker whereby the Company contributed the business and substantially all net assets of such subsidiary to the joint venture in exchange for 57.5% of the common stock of the joint venture and a note. The other joint venture partner also contributed its business and net assets in exchange for 42.5% of the common stock and notes. The Company's financial statements include the accounts of the joint venture on a consolidated basis and, at September 30, 1996, include notes payable aggregating approximately $1,100,000 that were issued to minority shareholders in connection with the transaction.



                              Page 18 of 25 Pages

PART II.  OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES.

               At the special meeting of the Company's stockholders to approve the Merger, held on August 15, 1996 (the "Shareholders Meeting"), the stockholders also approved certain amendments to the Company's Certificate of Incorporation (the "Charter Amendments") providing for, among other things,
(i) an increase in the authorized shares of Common Stock from 14,000,000 to 30,000,000 (the "Additional Common Stock Amendment") and (ii) (w) the classification of the Board of Directors into three classes serving staggered terms, with the initial number of directors to be eight, (x) the elimination of the ability of stockholders to act by written consent, (y) the restriction of the ability to call special meetings of stockholders to the Chairman and the President of the Company or to an affirmative vote of a majority of the Board of Directors and (z) a requirement of an 80% supermajority vote to amend any of the provisions described in this clause (ii) (the "Amendment to Article Sixth").

               A copy of the Company's Certificate of Incorporation, as so amended and subsequently restated, was filed as Exhibit 3 to the Company's Report on Form 8-A, dated October 29, 1996, and is incorporated herein by reference in its entirety.

               A further description of the Charter Amendments is set forth in
Item 2 of the Company's Report on Form 8-K, dated August 16, 1996 and filed August 26, 1996, and in the sections captioned "Proposal 3: Amendment to Article Sixth" and "Proposal 4: Additional Common Stock Amendment" at pages 98-101 and 101-102, respectively, of the Definitive Proxy Statement on
Schedule 14A of the Company (File No. 0-25056), filed July 18, 1996 (the "Proxy Statement").

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                As described in the Proxy Statement, at the Shareholders Meeting referred to above the following matters were submitted to a vote of stockholders and voted upon:

               1. Approval and adoption of the Agreement and Plan of Merger, dated as of March 8, 1996, as amended:

                              Page 19 of 25 Pages

               For:                     3,543,083
               Against:                   232,086
               Abstain                      1,400

               2. Additional Common Stock Amendment:




               For:                     3,540,133
               Against:                   237,486
               Abstain:                     1,500

               3. Amendment to Article Sixth:

               For:                     3,521,151
               Against:                   253,918
               Abstain:                     1,500

               4. Election of Gilbert D. Scharf, Michael J. Scharf,
Larry S. Kopp, Donald R. A. Marshall, Denis Martin, William B. Wigton, James
W. Stevens and Frederick B. Whittemore as directors of the Company:

               For:       3,544,436 (all nominees)
               Votes withheld:   237,433 (all nominees)

               5. Adoption of the Company's 1996 Stock Option Plan:

               For:                     3,530,033
               Against:                   240,036
               Abstain:                     6,500

ITEM 5.           OTHER INFORMATION.

               On November 7, 1996, the securities of the Company were approved for listing in the Nasdaq National Market. Trading therein commenced on November 12, 1996. A press release issued by the Company in connection with such approval is attached hereto as Exhibit 99.1 and incorporated herein by reference.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


                              Page 20 of 25 Pages

(a)  Exhibits

Exhibit    Description

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Report on Form 8-A, dated October 29, 1996)

27.1       Financial Data Schedule

99.1       Press Release, dated November 8, 1996


(b)  Reports on Form 8-K

               During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K, dated August 16, 1996 and filed August 26, 1996 (the "Form 8-K"). This filing reported in Item 2 thereof the consummation of the Merger and the results of the other matters voted on at the Shareholders Meeting. As contemplated by items 7(a) and (b) of the Form 8-K, the Company filed Amendment No. 1 thereto on October 22, 1996 to provide historical financial statements of the business acquired (EBIC) and certain pro forma financial information reflecting the Merger. The Amendment also included, in connection with the Company's Nasdaq National Market application, a consolidated balance sheet of the Company as at August 31, 1996.


                              Page 21 of 25 Pages

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996


                               FINANCIAL SERVICES ACQUISITION CORPORATION
                                                              (Registrant)




                               /s/ Gilbert D. Scharf
                            ----------------------------------------------
                            Gilbert D. Scharf, Chairman of the Board,
                            President and Chief Executive Officer




                               /s/ Michael J. Scharf
                            -------------------------------------------------
                             Michael J. Scharf, Vice President, Secretary
                             and Treasurer
                             (Chief Financial and Principal Accounting Officer)









                              Page 22 of 25 Pages

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION                             PAGE

27.1          Financial Data Schedule                 24

99.1          Press Release                           25

                              Page 23 of 25 Pages