Form 10-K
period 1996-12-31
FINANCIAL SERVICES ACQUISITION CORP /DE/
filed 1997-03-31
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

                         Commission File Number 0-25056

                   FINANCIAL SERVICES ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                     59-3262958
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Two World Trade Center, 84th Floor,  New York, NY                         10048
--------------------------------------------------                       ------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (212) 748-7000
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:          None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                                (Title of class)

         Units consisting of one share of Common Stock and two Warrants
                                (Title of class)

               Series B Redeemable Common Stock Purchase Warrants
                                (Title of class)

                         Preferred Stock Purchase Rights
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq National Market closing sales price of $3-1/16 on March 26, 1997, was approximately $13,303,800.

         As of March 26, 1997, 8,949,656 shares of Common Stock were outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 1997) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof as provided therein.

                   FINANCIAL SERVICES ACQUISITION CORPORATION

                                      INDEX

                                                                            PAGE

                                     PART I

Item 1.    Business.......................................................     3

Item 2.    Properties.....................................................    13

Item 3.    Legal Proceedings..............................................    13

Item 4.    Submission of Matters to a Vote of
           Security-Holders...............................................    13


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder

           Matters.........................................................   14

Item 6.    Selected Financial Data.........................................   15

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   17

Item 8.    Financial Statements and Supplementary Data.....................   25

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................   25

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............   25

Item 11.   Executive Compensation..........................................   25

Item 12.   Security Ownership of Certain Beneficial Owners and Management..   26

Item 13.   Certain Relationships and Related Transactions..................   26



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  26

           Signatures.......................................................  27


           Consolidated Financial Statements and Notes...................... F-1

           Index to Consolidated Financial Statements....................... F-2

           Exhibit Index...................................................  X-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Financial Services Acquisition Corporation (the "Registrant" or "FSAC") was incorporated in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. To this end, FSAC consummated an initial public offering in December 1994 and raised net proceeds of approximately $20 million.

         On March 8, 1996, FSAC entered into a merger agreement to acquire Euro

Brokers Investment Corporation ("EBIC"), a privately-held domestic and international inter-dealer broker for a broad range of financial instruments. Pursuant to the merger agreement, a newly-formed, wholly-owned subsidiary of FSAC merged (the "Merger") with and into EBIC on August 16, 1996, with EBIC thereby becoming a wholly-owned subsidiary of FSAC. EBIC, together with its subsidiaries and affiliates, currently comprise substantially all of FSAC's business and assets and are hereinafter collectively with FSAC referred to as the "Company."

         Pursuant to the Merger, each outstanding share of EBIC common stock was converted into the right to receive, after giving effect to certain adjustments and subject to certain escrow arrangements, approximately, (i) 2.70 shares of the common stock, $.001 par value ("Common Stock"), of FSAC (approximately 4,505,666 shares in the aggregate), (ii) 4.53 of FSAC's Series B redeemable common stock purchase warrants (approximately 7,566,666 warrants in the aggregate) and (iii) $13.14 in cash (approximately $22 million in the aggregate). The intent and general effect of the stock and warrant components of the Merger consideration was to provide former stockholders of EBIC with an aggregate 50% post-Merger equity interest in FSAC; consistent with this objective, the cash component of the Merger consideration was intended generally to equalize the respective contributions of FSAC stockholders and EBIC stockholders to the post-Merger consolidated net worth of FSAC by paying to the former stockholders of EBIC an aggregate amount equal to the pre-Merger difference between FSAC's and EBIC's respective net worths (each as calculated in accordance with the merger agreement).

         In connection with and immediately following the Merger, FSAC also consummated an exchange with the holders of its outstanding options, issued in connection with the 1994 initial public offering, to acquire 333,333 units of FSAC (each unit consisting of one share of Common Stock and two warrants). In the exchange, all such unit purchase options were acquired by FSAC for an aggregate consideration consisting of 225,000 newly issued shares of Common Stock.

         As disclosed at the time of the Merger, FSAC continues to contemplate making (subject to the advice of its financial advisors) an exchange offer in 1997 to acquire all of its outstanding warrants, on the basis of one share of Common Stock for a number of warrants to be determined. Pursuant to an agreement entered into at the time of the Merger, certain officers and 5% stockholders who currently hold approximately 48% of all outstanding warrants are obligated to tender into any such exchange offer that occurs prior to November 30, 1997 at least such portion of the warrants then held by them as is proportionate to the percentage of warrants tendered by all other warrant holders.

There can be no assurance, however, that such an exchange offer will be made or, if made, as to the exchange ratio at which it will occur or the other terms and conditions thereof.

         The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of FSAC. Accordingly, financial and other information of the Company presented herein for dates and periods prior to the Merger, unless otherwise indicated, represent financial and other information of EBIC (and its subsidiaries and affiliates) for such dates and periods.


OVERVIEW

         The Company, through its subsidiaries and affiliates, is a leading domestic and international inter-dealer brokerage firm, specializing in emerging market debt, money market instruments, derivatives, natural gas and electricity, repurchase agreements and other fixed income securities. The Company conducts its business through principal offices in New York, London, Tokyo, Toronto, Sydney and Mexico City and by means of correspondent relationships with other brokers throughout the world. The Company operates in each of these six financial centers (other than Tokyo and Sydney) through wholly-owned subsidiaries. In Tokyo, the Company has a 50% interest in a partnership (the "Tokyo Partnership") with Yagi Euro Corporation ("Yagi Euro") and a 15% minority interest in Yagi Euro itself. In Sydney, the Company has a controlling interest in a joint venture with management and a financial partner.

         The Company functions primarily as an intermediary, matching up the trading needs of its customers, who are primarily well-capitalized banks, investment banks and broker-dealers. The Company assists its customers in executing trades by identifying counterparties with reciprocal interests. The Company provides its services through an international network of brokers who service direct phone lines to most of the Company's approximately 2,000 clients and through proprietary screen systems and other delivery systems that provide customers with historical data and real-time pricing information in the Company's various products. Customers use the Company's services for several reasons. First, a customer can benefit from the Company's worldwide broker and telecommunications network, which communicates with and services most of the largest banks and securities firms. Second, the Company provides customers with anonymity, thereby enhancing their flexibility and ability to act without signaling their intentions to the marketplace. Third, because of its network, the Company can provide high-quality pricing and market information, as well as sophisticated analytics and trading and arbitrage opportunities.

         The Company's transactions are principally of two types, (i) transactions whereby the Company acts only as a matching broker and (ii) transactions whereby the Company acts as a matched riskless principal. Primarily in transactions involving money market instruments, derivative products and certain repurchase agreements, the trades are arranged while preserving the customers' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions the Company acts solely as the matching broker and is never a counterparty. In the second type of transaction, primarily securities transactions, the Company acts as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by having the Company act as the counterparty for each. This type of transaction is then promptly settled through one of various clearing institutions with which the Company has contractual arrangements. Except for limited positions in connection with its municipal securities business (discussed below), the Company does not in this or other types of trades it currently brokers seek to take positions for its own account.


PRODUCTS

         The Company's business generally falls into the brokerage of three broad groups of products: (i) money market instruments, (ii) derivative products and (iii) securities products.

         Money Market Instruments

         In general, money market instruments take the form of deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market instruments primarily include Eurodollar deposits, term and overnight Federal Fund deposits, Eurocurrency deposits, certificates of deposit, banker's acceptances and short term commercial paper. The most traditional product in this category is the Eurodollar deposit, which are U.S. dollar deposits placed with financial institutions domiciled outside the United States (including branches of U.S. banks). Eurocurrency deposits are non-dollar deposits placed outside the country of denomination, such as Euro Swiss Franks, Euro Deutchemarks and Euro Yen. The Company brokers money market instruments predominantly to multinational banks.

         Derivative Products

         A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial techniques employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives most frequently brokered by the Company are interest rate swaps, interest rate options, forward rate agreements and energy-related derivatives.

         In an interest rate swap, two parties agree to exchange interest rate payment obligations on a notional principal amount over the term of the swap. No principal is exchanged, and market risk is limited to differences in the interest payments. Swaps enable institutions that may not be able to obtain low cost fixed rate funding, but who can borrow lower cost floating rate funds, to swap those floating rate obligations for fixed rate obligations and obtain a fixed rate cost of funds that they could not otherwise access. Interest rate options, which may also be structured as "cap," "floor" or "swaption" transactions, are transactions in which one party grants the other the right (but not the obligation) to receive a payment equal to the amount by which an interest rate either exceeds (for call options) or is less than (for put options) a specified strike rate.

         Forward rate agreements (`FRAs") are over-the-counter, off-balance sheet instruments similar to interest rate futures, designed to give the counterparties protection against a shift in interest rates for time deposits.

The buyer, or borrower, of a FRA agrees to pay the seller, or lender, at some specified future settlement date, an amount of interest based on a notional principal at a fixed rate for a specified period of time. The seller agrees to pay the buyer, on the same future settlement date, an amount of interest based on the same amount of notional principal and the same period of time, but based on the then-prevailing market rate for the time period. No actual principal is exchanged. On the settlement date, the buyer and the seller calculate the present value of the net interest owed, and one party pays the other accordingly.

         Energy-related derivatives, including options and physical contracts based on natural gas, electricity and emissions, generally are transactions in which payments based on fixed and floating commodities indices are exchanged.

         The Company also brokers trades in cross currency swaps, in which interest rate flows denominated in different currencies are exchanged, based on predetermined notional amounts, in order to convert exposure in one currency to another. In both the United Kingdom and Tokyo, a large portion of the Company's derivative products business is non-dollar denominated. The Company brokers derivative products predominantly to multinational banks and investment banks.

         Securities Products

         Products brokered by the Company in this category include debt obligations issued by governments, banks and corporations. The Company brokers transactions in municipal securities, emerging market debt, U.S Treasury zero coupon bonds, U.S. domestic convertible bonds, U.S. Treasury options and other corporate securities. This category also includes repurchase agreements.

         Emerging market debt, including Brady bonds, local sovereign issues and Euro bonds, as well as options and repurchase agreements on the foregoing, in 1996 constituted the fastest growing area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a joint venture in Buenos Aires. The market coverage of the teams from these locations is worldwide. The Company's brokerage of emerging market debt utilizes direct communication phone lines and proprietary, computerized screen systems located directly in customers' offices.

         Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. The Company acts as an intermediary primarily for the U.S. Primary Government Dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury and mortgaged-backed repurchase agreements.

The Company disseminates repurchase agreement market information via its proprietary, computerized screens and, in Canada, has begun brokering repurchase agreements on Canadian securities through a proprietary, interactive dealing system known as Canadian Automated Brokerage Service, in which executions, instead of being "voice-brokered," are achieved through screens and keypads located and activated in customers' offices. Based on the results and customer acceptance of the initial testing of this system, the Company intends in April 1997 to use it to begin brokering Canadian government bills and short-dated notes, which will involve a more extensive roll-out.

         In June 1996, the Company began brokering municipal securities, generally acting as a matched riskless principal, but also taking limited proprietary positions. In October 1996, the Company also established a U.S. convertible bond desk, generally brokering such instruments on a name give-up basis.

         In late 1995, the Company also began a securities lending business, primarily in U.S. government and agency securities and U.S. corporate bonds, but also in non-dollar government securities and corporate bonds, in which it arranges for the lending of such securities from institutional investor portfolios, in exchange for cash or other collateral, to securities dealers and other market participants who need them to manage their positions. The Company also engages in certain structured finance activities, primarily involving the arranging of investment agreements between municipal bond issuers and financial investment agreement providers.

         The Company brokers securities products predominantly to banks, investment banks and other financial institutions.

COMMUNICATIONS NETWORK AND INFORMATION SYSTEMS

         The Company has a global communications network through which it conducts its business and a sophisticated computerized information system over which it receives and transmits current market information. Its teams of computer and communications specialists provide technological support to the network. The Company is continually upgrading its technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout its network. Through the continued development and use of proprietary software, computerized screen displays, digital networks and interactive capabilities, the Company keeps its communication, technology and information systems as current as possible.

         Due to the need for instantaneous communications, the majority of the Company's customers are connected to the Company via direct point to point telephone and data lines around the world. The Company's intranet, with its sophisticated host computer system and digital facilities, is used to connect via one network the Company's offices and specific customers who trade in certain products, including emerging market debt, repurchase agreements, options, bankers acceptances and certificates of deposit. In this way, all parties have simultaneous access to market bids and offers.

         Most of the markets in which the Company operates are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, the Company's business depends heavily on the use of advanced telephone equipment, computer systems and pricing software. Direct line voice communication, real-time computerized screen systems and instantaneous trade execution for its clients are all imperative for the Company's continued success in the inter-dealer brokerage business. For this reason, the Company intends to continue to expand and enhance its communication and information system networks. As discussed above, the Company is also currently developing and testing an interactive trading system in selected securities in the Canadian market.

PERSONNEL

         As of February 28, 1997, the Company employed 561 brokers, plus an additional administrative staff, including officers and senior managers, of 164 persons, for a total employee headcount of 725. Of the brokers, 279 were located in the U.S. and 204 were located in Europe, with the balance distributed among the Company's other office locations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

GEOGRAPHIC DATA

Note 20 of the Notes to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 1996, with respect to each of the Company's principal geographic locations.

COMPETITION

         The inter-dealer brokerage industry is highly competitive. The success of a company within this industry is dependent on the experience of and extent of client networks developed by its personnel, its range of products, its commission rates and the general quality, speed and reliability of its service. While there are not many large international inter-dealer brokers and entry into this industry is costly, the Company encounters intense competition in all aspects of its business from several companies which are divisions of much larger financial services conglomerates and therefore have significantly greater resources than the Company, in addition to access to a wider pool of potential clients. Moreover, all brokerage firms are subject to the pressures of offering their services at a lower price. The use of volume discounting has become more widespread in recent years. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

         As global communication advances and new technologies are developed, the inter-dealer brokerage industry also will become more susceptible to the possibility of losing clients to companies and products that facilitate fully automated dealing, allowing principals to circumvent the intermediary and obviating the need for the inter-dealer broker. In particular, Electronic Brokering Systems (a company owned by a consortium of commercial banks) and Reuters 2000-2 are each electronic systems that have reduced the need for voice brokering in the spot foreign exchange market. While these systems so far have proved viable only in markets involving very standardized products, and the Company believes that more complex financial vehicles, in particular derivatives, are not amenable to fully electronic matching, there can be no guarantee that such systems will not be developed in the future. If developed, such systems could have significant adverse effects on the Company's business, although, as discussed above, the Company has spent considerable efforts developing, testing and beginning the implementation of its interactive trading system in Canada.

         The Company is inherently reliant on relationships with clients that develop over time, and certain of the Company's brokers have established long-term associations with customers. The Company's success depends to a significant extent on these connections and on the performance and experience of a number of key management and sales personnel. The loss of one or more of these key employees, who are often the target of aggressive recruitment efforts by competitors within the industry, could have a material adverse effect on the Company. While the Company has entered into employment agreements with and granted stock options to many of its key employees, and has no reason to believe that other key personnel will not remain with the Company, there can be no assurance that such employment agreements or stock-based compensation will be effective in retaining such persons' services or that other key personnel will remain with the Company indefinitely. Nor can there be any guarantee that the Company will be able to attract and retain qualified, experienced individuals, whether to replace current personnel or as a result of expansion, because competition in the brokerage industry for such individuals is intense.

         The Company also faces intense competition from other inter-dealer brokers to achieve revenues from, and the widest dissemination and acceptance of, the data generated and collected from its brokerage business. Although the Company currently is seeking to enhance such revenues, there can be no assurances that the Company will be successful in its efforts.

REGULATION

         The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interests of customers participating in those markets.

         Euro Brokers Maxcor Inc. ("EBMI"), a wholly owned subsidiary of the Company, is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), all applicable states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

         As a futures commission merchant, EBMI is also registered with the Commodity Futures Trading Commission and is a member of the National Futures Association and the New York Cotton Exchange and, as such, its activities in the futures and options-on-futures markets are subject to regulation by these bodies.

         EBMI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury Repurchase Agreements and other U.S. Treasury securities. Such membership requires EBMI to maintain a minimum net capital of $10,000,000, including a minimum deposit with GSCC of $5,000,000.

         Euro Brokers Inc. ("EBI"), a subsidiary of the Company, is an investment advisor, registered with the SEC, pursuant to its securities lending activities. As a result, EBI's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict EBI from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.

         The Company's business is also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including the Bank of England, the Securities and Futures Authority (the "SFA") and the Director General of Fair Trading in the United Kingdom, the Ontario Securities Commission, the Hong Kong Foreign Exchange and Deposit Brokers' Association, the Bank of Japan, the Japanese Ministry of Finance and the Australian Securities Commission. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

         Additionally, as part of the harmonization process within the European Community (the "EC"), member countries are required to adopt European legislation, including an Investment Services Directive ("ISD") and Capital Adequacy Directive ("CAD") which are designed to regulate the European market, with the result that the qualification thresholds and ongoing compliance requirements affecting the Company have recently undergone change. The SFA in 1996 issued new rules with respect to the ISD and CAD of the EC, and in particular, regarding consolidated supervision. These rules impose varying capital thresholds on the Company's U.K. subsidiaries depending upon, among other things, the activities of such subsidiaries. The application of these rules to the Company and its subsidiaries could result in the Company and/or its subsidiaries having to meet more stringent capital adequacy requirements. The SFA has currently confirmed the categorization of the Company's U.K. subsidiary, Euro Brokers Financial Services Limited ("EBFSL"), as a "Category D" firm which, as such, is not subject to the consolidated supervision rules. Accordingly, the Company believes that none of the currently conducted operations of EBFSL or its other U.K. subsidiaries subject any of them to any capital requirements of the SFA for which they are not in compliance. It is possible that future activities of such subsidiaries, including any activities that cause the loss of EBFSL's categorization as a Category D firm, may require the allocation of additional capital.

         Additional legislation and regulations, changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities, self-regulatory organizations or clearing organizations, as well as non-U.S. governments or governmental regulatory agencies, or changes in the interpretation or enforcement of laws and rules, may directly affect the manner of operation and profitability of the Company. In addition, any expansion of the Company's activities into new areas may subject the Company to additional regulatory requirements that could similarly affect such operation and profitability.

CAUTIONARY STATEMENTS

         As provided under the Private Securities Reform Act of 1995, the Company desires to caution investors that the following factors, among others (including the factors discussed under the "Competition" and "Regulation" headings above), could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by or on behalf of the Company.

         Economic and Market Conditions

         The Company's brokerage business and its profitability are affected by many factors, including the volatility of securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, legislation affecting the business and financial communities and the economy in general. Low trading volume may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs are fixed.

         Liability for Unsettled Trades

         The Company functions as an intermediary, matching the trading needs of financial institutions by providing specialized services. Some of these transactions are executed on a name give-up basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed, and subject to acceptance of the credit, the transaction is completed directly by both counterparties. Other transactions are completed with the Company acting as a matched riskless principal in which the respective parties to the transaction know the Company as the counterparty. The transactions are then settled through a clearing institution. In the process of executing brokerage transactions, from time to time in the fast moving markets in which the Company operates, miscommunications can arise whereby transactions are completed with only one counterparty ("out trades"), thereby creating a potential liability for the Company. These occurrences usually become known to the Company on the day of the trade or, as a result of the settlement process, within a few days of the trade. Out trades generally increase with increases in the volatility of the market. In general, the Company does not experience a high incidence of out trades, but in those situations in which they occur, the Company typically disposes of the unmatched position within a short time frame. While out trades have not had a significant adverse affect on the Company to date, there can be no guarantee that the incidence of such occurrences will not increase in the future or that they will not have a material adverse effect on the financial condition or results of operations of the Company at that time.

         Clearing Arrangements

         Daiwa Securities America Inc. ("Daiwa") acts as EBMI's primary clearing agent on a fully-disclosed basis. Under the terms of their agreement, Daiwa clears as principal a significant portion of EBMI's transactions in emerging market debt and, among other services, prepares and mails confirmations and monthly statements to customers. All customers are pre-approved by Daiwa and, accordingly, once Daiwa matches and confirms both sides of a trade, Daiwa accepts all credit risks associated with any customer non-performance of such trade. Although the Daiwa/ EBMI relationship has been ongoing for approximately 3 years, the agreement is terminable by either party upon 30 days' prior notice. In the event of a termination, EBMI believes that a new clearing arrangement could be established in a timely fashion with another clearing correspondent on terms acceptable to EBMI. It remains possible, however, that the disruption from such a change, or the terms of any such new arrangement, could have a material adverse effect on the Company's results of operations or financial condition.

         European Market Unification

         The "European Monetary Union" is scheduled to commence on January 1, 1999 when the European Currency Unit will be replaced by the "Euro" at the conversion rate of 1:1, and those national currencies which are to participate in the European Monetary Union will ultimately cease to exist as separate currencies by virtue of being replaced by the Euro. The introduction of a single currency for the EC could eliminate the European cross-currency market and have an adverse impact on the Company's business. Moreover, deregulation within the EC will allow brokers from any EC country to conduct business in any other EC country without the necessity of complying with the specific local regulations, and could increase the competitive challenges faced by the Company.

         Litigation and Arbitration

         Many aspects of the Company's business involve varying risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving participants in the inter-dealer brokerage industry, including employee claims alleging discrimination or defamation in connection with terminations and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or new desk hires. A settlement or judgment related to these or similar types of claims or activities could have a material adverse effect on the Company's results of operations or financial condition.

         Lack of Diversification

         EBIC and its subsidiaries and affiliates currently comprise substantially all of FSAC's business and assets. Accordingly, the prospects for FSAC's performance and the market prices for FSAC's securities is highly dependent upon the performance of EBIC's inter-dealer brokerage business. Although FSAC is continuously seeking to strengthen and improve EBIC's inter-dealer brokerage business, it is also currently exploring various options for diversifying FSAC's businesses and sources of income. These possibilities include the establishment of an asset management subsidiary, the sale and other exploitation of data generated and collected in the course of EBIC's business and/or acquisitions or other business combinations to enhance or complement EBIC's business. There can be no assurances, however, that FSAC will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively affect the Company's financial condition and results of operations.

ITEM 2.  PROPERTIES

         The Company has principal offices in each of the following locations:
New York, New York; London, England; Tokyo, Japan; Toronto, Canada; Greenwich, Connecticut; Mexico City, Mexico; and Sydney, Australia. The Company leases all of its office space and has material lease obligations with respect to its New York and London premises. The Company occupies an aggregate of approximately 49,000 square feet of space in 2 World Trade Center in downtown New York under leases expiring on various dates from 2004 through 2007 (with a lease break provision in 2002). The Company occupies approximately 36,000 square feet of space in downtown London under a lease expiring in 2018 (with a lease break provision in 2003).

         The Company believes that its facilities are suitable and adequate for its present and anticipated purposes. See Note 15 of Notes to Consolidated Financial Statements for further information regarding future minimum rental commitments under the Company's existing leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of their businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving these matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations as set forth in the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Since November 12, 1996, the Company's Common Stock has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FSAT. Prior to that time, the Common Stock was quoted on the OTC Bulletin Board, an NASD sponsored and operated inter-dealer automated quotation system for equity securities not listed on The Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         The following table sets forth (i) the range of high and low sales prices for the Common Stock, as reported by The Nasdaq Stock Market, for the period beginning on November 12, 1996 when the Common Stock began trading on the Nasdaq National Market and (ii) for all other periods, the range of high and low closing bid prices for the Common Stock on the OTC Bulletin Board, as reported by the NASD.

COMMON STOCK:

                                                        High         Low
                                                        ----         ---

         YEAR ENDED DECEMBER 31, 1995
         ----------------------------

         First Quarter.............................    $4-3/8       $4-1/4
         Second Quarter............................     4-9/16       4-1/4
         Third Quarter.............................     4-5/8        4-1/2

         Fourth Quarter............................     4-5/8        4-3/8

         YEAR ENDED DECEMBER 31, 1996
         ----------------------------

         First Quarter.............................    $4-7/8       $4-5/8
         Second Quarter............................     5-1/16       4-7/8
         Third Quarter.............................     5-3/8        4-13/16
         Fourth Quarter (through November 11)......     5-1/4        3-1/2
         Fourth Quarter (from November 12).........     4            2-5/8

         As of March 25, 1997 there were 62 holders of record of the Common Stock. The Company is aware that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. Based on a broker-dealer inquiry made by the Company's transfer agent in early March 1997, the Company believes there are approximately 460 beneficial owners of the Common Stock.

         The Company has never declared any cash dividends on the Common Stock. It is the present intention of the Company's Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Company does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K. Statement of Operations data presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expenses, foreign exchange effects and other non-operating items.



                                                                   YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                      1992            1993             1994            1995             1996
                                      ----            ----             ----            ----             ----

STATEMENT OF OPERATIONS
Revenue:


    Commission income             $ 113,931,938   $ 135,577,625   $ 144,586,661   $ 171,576,327   $ 178,109,899
    Other income                        424,094         722,838         207,522         518,052         590,959
                                  -------------   -------------   -------------   -------------   -------------
                                    114,356,032     136,300,463     144,794,183     172,094,379     178,700,858
                                  -------------   -------------   -------------   -------------   -------------

Operating costs:

    Payroll and related costs        71,104,552      86,763,854      96,207,365     110,915,257     115,536,731
    Communication costs              12,412,982      12,987,800      15,633,010      17,187,573      18,288,441
    Travel and entertainment          7,671,840       8,681,483      10,493,903      10,224,384      11,355,183
    Depreciation and
     amortization                     3,857,122       4,192,404       4,248,181       4,568,164       4,734,101

    Occupancy costs                   2,868,475       4,452,232       5,640,070       5,854,525       6,539,150
    Clearing fees                                       863,445       3,647,556       3,777,710       4,411,515
    General and administrative        5,312,106       7,148,335       6,817,988       7,550,059       8,255,316
    Write-off of goodwill                            12,643,948
                                  -------------   -------------   -------------   -------------   -------------
                                    103,227,077     137,733,501     142,688,073     160,077,672     169,120,437
                                  -------------   -------------   -------------   -------------   -------------

Operating profit (loss)              11,128,955  (    1,433,038)      2,106,110      12,016,707       9,580,421
                                  -------------   -------------   -------------   -------------   -------------

Other non-operating income (expenses):
    Interest expense             (    3,264,992) (    2,702,759) (    1,635,547) (      775,077) (      693,132)
    Other non-operating expenses (      631,900) (    2,086,718) (      520,607) (      295,344) (      632,247)
    Other non-operating income                        1,487,918         490,000
    Interest income                   1,450,349       1,203,082       1,090,789       1,462,744       1,801,442
    Foreign exchange gain (loss) (    1,581,467)         64,003  (       17,139)        214,295  (        8,229)
                                  -------------   -------------   -------------   -------------   -------------

                                  (   4,028,010) (    2,034,474) (      592,504)        606,618         467,834
                                  -------------   -------------   -------------   -------------   -------------
Income (loss) before provision
    for income taxes and
    minority interest                 7,100,945  (    3,467,512)      1,513,606      12,623,325      10,048,255
Provision for income taxes            6,037,250       4,858,901       3,333,989       7,393,196       6,650,606
                                  -------------   -------------   -------------   -------------   -------------

Income (loss) before minority
    interest                          1,063,695  (    8,326,413) (    1,820,383)      5,230,129       3,397,649

Minority interest                       371,020  (      442,673) (      250,480) (    1,767,854)        307,311
                                  -------------   -------------   -------------   -------------   -------------

Net income (loss)                 $   1,434,715  ($   8,769,086) ($   2,070,863)  $   3,462,275   $   3,704,960
                                  =============   =============   =============   =============   =============



                                                                    YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------------
                                       1992            1993             1994            1995           1996
                                       ----            ----             ----            ----           ----

BALANCE SHEET DATA:
Total assets                       $  72,163,710   $  76,631,544   $  71,914,532    $ 82,078,742   $  97,172,715
Obligations under capitalized          3,209,983       2,766,961       2,804,836       2,284,806       1,428,764
     leases
Notes payable                         28,236,068      27,080,598       9,830,284       7,880,032       7,379,762
Total liabilities                     52,452,868      65,695,698      43,360,381      50,185,747      64,881,249
Minority interest                      1,321,410         548,179         492,154         501,731     (   159,408)

Stockholders' equity                  18,389,432      10,387,667      28,061,997      31,391,264      32,450,874

PRO FORMA PER SHARE INFORMATION(a)
Net income                                                                         $        0.38   $        0.41
Book value                                                                         $        3.48   $        3.60
Pro forma common shares outstanding                                                    9,011,295       9,011,295

     (a) The Merger acquisition of EBIC by FSAC in August 1996 has been accounted for as a recapitalization of EBIC. For meaningful year-to-year comparisons, pro forma per share information, including pro forma common shares outstanding, has been presented as if all shares to be issued in the Merger had been issued as of January 1, 1995 and all such shares were outstanding for the merged and recapitalized entity since that date. See Notes 1 and 13 of the Notes to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's revenues currently are derived almost exclusively from commissions. Generally, the Company receives a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and may also reflect high transaction volume discounts or other customer rebates.

         Other sources of revenues include interest income, derived primarily from deposits with clearing organizations and interest associated with municipal securities positions, gains and losses on securities transactions, earnings from the Company's equity affiliate, Yagi Euro, and foreign exchange gains and losses.

         The largest single component of the Company's expenses is compensation paid to its brokers. Attracting and retaining qualified brokerage personnel with strong customer relationships is a prerequisite in the Company's business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their particular products. For this purpose, revenue and direct expenses are regularly tracked by desk (which may involve one or more products) and often by broker, at each location. Direct client contact, including entertainment, is also an integral part of the Company's marketing program and represents another significant component of its expenses.

         The cost of maintaining sophisticated trading room environments and a worldwide telecommunications network also comprises another significant portion of the Company's expenses. It is this infrastructure that enables the Company to support its existing client base and improve and expand its existing product lines, as well as provide a base for offering brokerage services in newly developing financial instruments. Expansion also generally leads to an increase in the number of brokerage personnel since the markets usually require brokers to specialize in a single product or group of related products, rather than to function as market generalists.

         Reference is made to Item 6 above, "Selected Financial Data," for a summary table comparison of changes in the major categories of revenues and expenses over the Company's five most recent fiscal years.

YEAR ENDED DECEMBER 31, 1996

         Management believes that the Company's results of operations for 1996 represent reasonable overall performance in view of the difficult market conditions experienced generally by the inter-dealer brokerage industry during the year, especially in the latter half when continued flat yield curves contributed to fairly quiet markets. In addition, many of the Company's more mature product groups, such as money market instruments and interest rate derivatives, experienced significant reductions in commission rates and thus commission income. These reductions, due in part to consolidation in the banking sector and lower margins being earned by the Company's customers, were not offset by increased volume. Accordingly, the Company has continually reviewed and attempted to modify its cost structure, and in particular broker compensation arrangements, in order to make its costs more variable with changes in commission income.

         At the same time the Company has continued to expand its product range, most noticeably by commencing the brokerage of municipal securities in June 1996 and the brokerage of U.S. convertible debt in October 1996 and by continuing the expansion of its international emerging market debt network into Mexico and South America, with further expansion into the Russian Federation and South Africa planned for early 1997. Additionally, 1996 saw the Company continue to expand its energy derivatives group in conjunction with the deregulation of energy markets in the United States.

         The Company is continually investing in information distribution and technology. In this regard, during 1996 the Company undertook the implementation of an interactive electronic execution system. The system, known as Canadian Automated Brokerage Service, was deployed in the Canadian securities market in late 1996 with an initial roll-out to Canadian repurchase agreements, with expansion into Canadian government bills and short-dated bonds planned for the first half of 1997. While it is too early to gauge the system's success, management believes that the Canadian markets are ready to accept and embrace such a system at this time.

         After completion of the Merger transaction between FSAC and EBIC in August 1996, the Company's management performed a complete review of the Company's operations, including each and every trading desk in each of its offices. In connection therewith, the Company decided to discontinue or combine certain of its desks that were either performing poorly or were not viewed as an integral part of its core business. In addition, shortly after the completion of the Merger, certain senior management members decided to terminate their employment with the Company. These members have entered into agreements which, among other things, include their covenants not to compete with the business of the Company for varying periods of time. Aggregate pre-tax costs of approximately $2,825,000 associated with the decision to discontinue certain desks and with these management separations have been fully accrued as of December 31, 1996.

         During 1996, the Company's 51% owned Hong Kong subsidiary, Yagi Euro (Hong Kong) Limited ("YEHK"), continued to sustain losses and entered into a joint venture with Martin Brokers (Hong Kong) Limited ("Martins"), which was experiencing similar difficulties, in the hope of rationalizing costs and improving operating results. The transaction involved each of YEHK and Martins contributing their respective businesses and net assets to the joint venture in exchange for the common stock of the joint venture (57.5% to YEHK and 42.5% to Martins) and notes. Subsequent to the completion of the joint venture, however, the performance of the combined Hong Kong operation was not acceptable. Discussions with the Company's Japanese partner in YEHK, Yagi Euro, resulted in the joint decision to sell YEHK's interest in the venture to Martins. The disposition resulted in a loss of approximately $277,000 and was fully reserved for as of December 31, 1996.

         In addition, during 1996, a United Kingdom subsidiary of the Company formed and acquired a controlling interest in a joint venture in Sydney, Australia, established primarily for the brokerage of Australian dollar and Southeast Asian derivative products. The joint venture has incurred both greater start-up and operating costs than expected, and the Company is currently in discussions with the joint venture management and its financial partner to effect a recapitalization that is expected to include an infusion of secured funds by management and specified cost rationalizations. Although the Company hopes to maintain the joint venture and improve its profitability, there can be no assurances that it will be able to do so. Any number of factors, including an inability to agree on a recapitalization plan or at any time to meet capital adequacy requirements of Australian regulators or to sustain sufficient cash flows, could require the liquidation or sale of the joint venture. Accordingly, the Company has fully reserved for its net capital investment in the joint venture, in an amount of approximately $150,000, as of December 31, 1996.

         In the aggregate, in the last quarter of 1996 the Company incurred pre-tax charges of approximately $3.3 million related to the desk closings, management changes, the Hong Kong sale and Australia joint venture reserve discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Commission income for the year ended December 31, 1996 increased $6,533,572 to $178,109,899, compared to $171,576,327 for the year ended December 31, 1995. Commission income for 1996 is primarily reflective of increased business in emerging market debt, commodity derivatives and repurchase agreements. Part of the increase is also attributable to new business in 1996, principally municipal securities and securities lending.

         Interest income for 1996 increased $338,698 to $1,801,442, compared to $1,462,744 for 1995, due to a slight increase in interest bearing assets, principally deposits with clearing organizations, as well as approximately $147,000 in interest associated with municipal securities positions held during 1996.

         Other income for 1996 decreased by $149,618 to $582,729, from $732,347 in 1995. The decrease was principally due to the net effect for 1996 of reduced foreign exchange gains of approximately $220,000, reduced earnings from the Company's equity affiliate, Yagi Euro, of approximately $210,000 and an increase in income from gains on securities transactions of $333,000.

         Payroll and related costs for 1996 increased $4,621,474 to $115,536,731, compared to $110,915,257 for 1995. These costs increased slightly to 64.9% of commission income for 1996, as compared to 64.6% of commission income for 1995. The increase was primarily due to the inclusion of a provision for severance and related costs of $2,787,000 which was accrued to fully provide for the costs associated with certain desk closures and management changes. Absent the provision for severance costs, payroll costs as a percentage of commission income decreased, reflective of cost reductions initially implemented in 1995 and management's ongoing efforts to reduce compensation costs by more closely correlating compensation to commission income.

         Communication costs for 1996 increased $1,100,868 to $18,288,441, compared to $17,187,573 for 1995. The increase was primarily the result of expansion of business, principally in emerging market debt.

         Travel and entertainment costs for 1996 increased $1,130,799 to $11,355,183, or 6.4% of commission income, compared to $10,224,384 or 6.0% of commission income for 1995. The overall increase is reflective of efforts to expand business as well as gain market share in existing businesses where quiet markets prevailed.

         Occupancy costs represent expenses incurred in connection with various operating leases in respect of the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. These costs increased $684,625 to $6,539,150 for 1996, compared to $5,854,525 for 1995. The increase is principally attributable to the increase in rent of $284,000 for premises of the Hong Kong operation pursuant to the joint venture with Martins, the absence of a rent credit received in 1995 for the U.K. premises aggregating $250,000, and the costs of other small offices opened in Connecticut, Pennsylvania and Mexico pursuant to expansion of business.

         In 1996, depreciation and amortization expense, which consists principally of depreciation of communication and computer equipment, automobile leases and amortization of leasehold improvements, increased $165,937 to $4,734,101, compared to $4,568,164 for 1995, reflective of continued expansion of the Company's proprietary screen system principally in emerging market debt related business.

         Clearing fees are fees for transaction settlements and credit enhancement which are charged by clearing institutions where the Company acts as riskless principal on a fully matched basis. These expenses increased $633,805 to $4,411,515 for 1996, compared to $3,777,710 for 1995, due principally to the growth in the volume of transactions in emerging market debt.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs, and dues to various industry associations. These expenses increased $1,042,159 to $8,887,562 in 1996, compared to $7,845,403 in 1995. The increase is principally attributable to costs of approximately $427,000 that were accrued in 1996 relating to the disposition of the Hong Kong joint venture, reserves for losses at the Australia joint venture, and non-recurring legal and accounting fees of approximately $632,000.

         Interest expense decreased $81,945 to $693,132 in 1996, compared to $775,077 in 1995. The net decrease is attributable to the effects of reduced interest expense associated with a repayment of principal on the Company's indebtedness incurred in connection with the acquisition of certain EBIC predecessor companies, partially offset by an increase in interest associated with financing municipal securities positions.

         Provision for income taxes decreased $742,590 to $6,650,606 for 1996, compared to $7,393,196 for 1995, primarily due to a decrease in income before tax. The increased effective tax rate reflects the effect of losses in certain taxing jurisdictions for which no tax benefits have been recorded. The Company has historically incurred a high effective tax rate due to the non-deductibility of certain expenses, including entertainment expenses, and amortization of intangibles. The impact of these adjustments on the effective tax rate is also affected by the level of pre-tax accounting income.

         Minority interest of $307,311 for 1996 represents the total interests of approximately $1,404,000 of the Company's joint venture partners in the aggregate losses incurred by the Hong Kong and Australia operations, reduced by the interest of approximately $1,096,000 of the Company's partner in the Tokyo Partnership. Minority interest of $1,767,854 for 1995 relates primarily to the joint venture partner's share of earnings of the Tokyo Partnership.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Commission income for the year ended December 31, 1995 increased $26,989,666 to $171,576,327, compared to $144,586,661 for the year ended
December 31, 1994. The increase in commission income in 1995 was the result of the inclusion of a full year of operations for several initiatives undertaken in 1994, primarily the Tokyo Partnership, Yen derivatives, options on government bonds and equity options. Nonetheless, revenues were adversely impacted by reductions in commissions from interest rate swaps, energy related commodity swaps and repurchase agreements in New York.

         Interest income for 1995 increased $371,955 to $1,462,744, compared to $1,090,789 for 1994, due to an increase in the average cash and cash equivalents balances, accompanied by an increase in the average interest rates earned on short-term investments.

         Other income for 1995 of $732,347 primarily reflects earnings from equity affiliates, principally Yagi Euro, and other income for 1994 of $697,522 primarily reflects a gain on the sale of exchange memberships.

         Payroll and related costs for 1995 increased $14,707,892 to $110,915,257, compared to $96,207,365 for 1994. These costs, as a percentage of commission income, remained consistent in 1994 and 1995 and, in general, increased proportionally with revenues, since competitive pressures continued to require fixed salary plus incentive arrangements based on an individual or desk basis. The 1995 results also include the costs incurred in connection with the consolidation and elimination of certain products, while the cost reductions associated therewith will not be fully realized until 1996.

         Communication costs for 1995 increased $1,554,563 to $17,187,573, compared to $15,633,010 for 1994. Increased costs resulted from an expansion in the communications network in emerging market debt and the addition of certain new products by the New York, Tokyo, Toronto and Hong Kong offices. Such increases were partially offset by a reduction of costs in London resulting from a consolidation of certain desks.

         Travel and entertainment costs for 1995 decreased $269,519 to $10,224,384, or 6.0% of commission income, compared to $10,493,903, or 7.3% of commission income, for 1994. The reduction was the result of increased efforts to control such expenses.

         Occupancy costs increased $214,455 to $5,854,525 for 1995, compared to $5,640,070 for 1994. The increase was the net result of expansion of office space in New York, Connecticut and Hong Kong and the closure of the Company's Los Angeles office in late 1994.

         In 1995, depreciation and amortization expense increased $319,983 to $4,568,164, compared to $4,248,181 for 1994. This increase was the result of the continued expansion of certain business in New York and the expansion of the Company's proprietary screen system in New York and London.

         Clearing fees increased $130,154 to $3,777,710, compared to $3,647,556 for 1994, due to an increase in the volume of transactions, offset by only a slight reduction in the per transaction fee.

         General, administrative and other expenses for 1995 increased $489,669 to $7,845,403, compared to $7,355,734 for 1994, partially due to costs associated with the Tokyo Partnership, which for 1995 reflect a full year of operations versus only a partial year for 1994 (during which the partnership was formed).

         Interest expense for 1995 decreased $860,470 to $775,077, compared to $1,635,547 for 1994, due to the reduction of debt outstanding.

         Provision for income taxes for 1995 increased $4,059,207 to $7,393,196, compared to $3,333,989 for 1994. This increase was primarily the result of the increase in taxable income. The 1995 effective tax rate includes the effect of the non-deductibility of entertainment expenses, state and city taxes and foreign income subject to higher income tax rates. The 1994 effective tax rate includes the effect of these elements and of foreign losses for which no tax benefit was recognized.

         Minority interest in consolidated subsidiary increased $1,517,374 to $1,767,854 in 1995, from $250,480 in 1994, primarily due to increased profitability of the Tokyo Partnership.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firm and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business, which commenced in June 1996. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from the Company's clearing firm. At year-end 1996, as reflected on the Consolidated Statement of Financial Condition, the Company had net assets relating to securities transactions of approximately $4.5 million, reflecting securities owned of approximately $8.7 million, securities sold, not yet purchased of approximately $1.7 million and a receivable from broker-dealers and customers of approximately $9.0 million, financed by short-term borrowings of approximately $9.7 million and a payable to broker-dealers and customers of approximately $1.8 million.

         During August 1996, one the Company's U.S. subsidiaries became a member of GSCC for the purpose of clearing U.S. Treasury Repurchase Agreements. Such membership required a minimum net regulatory capital of $10,000,000, including a pledge of $5,000,000 in U.S. Treasury Securities, which has been reflected as deposits with clearing organizations on the Consolidated Statement of Financial Condition.

         Notes payable at December 31, 1996 of approximately $7.4 million includes $6,279,000 that reflects the remaining three equal annual installments of principal due on November 30 of each of 1997, 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986. In each of 1995 and 1996, the Company repaid approximately $2 million of the notes. The three remaining annual installments, and interest thereon, are expected to be met from operating activities. The other approximately $1.1 million included in notes payable reflects notes issued to minority stockholders in August 1996 by the Company's Hong Kong joint venture, the accounts of which are included on a consolidated basis in the Consolidated Financial Statements. In connection with the Company's February 1997 disposition of its interest in such joint venture, such notes payable are no longer a liability of the Company or any of its subsidiaries or affiliates.

         Net cash used in operations for 1996 was approximately $1.0 million. The net use of cash is the result of net income of approximately $3.7 million adjusted to reflect approximately $4.7 of non-cash expenses principally for depreciation and amortization. These positive cash effects were offset by decreases in cash attributable to increased deposits with clearing organizations of $5.1 million (in connection with the Company's GSCC membership described above) and an increase in net assets associated with securities transactions of approximately $4.5 million (as described above).

         Operating activities in 1995 provided approximately $10.4 million in cash, resulting from approximately $3.5 million in net income plus approximately $4.6 million in non-cash items, principally depreciation and amortization, and the net positive effects of other working capital items.

         Operating activities in 1994 reflect cash used of approximately $1.2 million which is attributable to a net loss of approximately $2.1 million adjusted for the non-cash impact of depreciation and amortization of $4.2 million, less the effect of the timing of compensation payments (that is, payments made in 1994 for which the accruals were made in 1993).

         The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are not limited to, net capital or stockholders' equity requirements. The Company has historically met regulatory net capital or stockholders' equity requirements and believes it will be able to continue to do so in the future.

         Investing Activities

         Investing activities for 1996 and 1995 reflect cash used of approximately $3.9 million and $2.2 million, respectively, for purchases of fixed assets. The increase is reflective of the Company's continuing commitment to upgrade communication and information system technology. Investing activities for 1994 provided cash of $315,000, which was the net effect of fixed asset purchases of approximately $4.3 million and sales of short term investments and exchange memberships aggregating approximately $4.6 million.

         Financing Activities

         Net cash used in financing activities for 1996 was approximately $4.3 million and is reflective of a net effect of approximately $2.2 million of net cash used in connection with the deemed recapitalization of EBIC pursuant to the Merger (as reflected in the Consolidated Statement of Cash Flows included in the Consolidated Financial Statements), net repayment of notes payable of approximately $1.0 million (as described above) and decreased obligations under expired capitalized leases of approximately $1.0 million.

         Cash used in financing activities for 1995 was approximately $2.5 million and is primarily attributable to repayment of notes payable of approximately $2.0 million and decreased obligations under capitalized leases of approximately $500,000.

         In 1994 financing activities provided approximately $1.7 million in cash, primarily relating to the net impact of the retirement of debt from proceeds associated with the issuance of new common stock.

EFFECTS OF INFLATION

         Because the Company's assets are to a large extent liquid in nature, they are not significantly affected by inflation. However, increases in certain Company expenses due to inflation, such as employee compensation, travel and entertainment and occupancy and communication costs, may not be readily recoverable in the price of its services. In addition, to the extent inflation increases or decreases volatility in the securities markets, the Company's brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included as a separate section of this Form 10-K. See Item 14 and the F-pages that follow.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by Item 9 is incorporated herein by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement"). The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1997. The Company has previously reported such information, which relates to its decision of December 2, 1996 to change independent accountants from BDO Seidman LLP to Price Waterhouse, LLP, in Amendment No. 1 to its Current Report on Form 8-K/A, filed with the SEC on December 13, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a) of Regulation S-K. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1997.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1997.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)          Financial Statements

                Listed on page F-2 of the Consolidated Financial Statements included in this Form 10-K.

(a)(2)          Financial Statement Schedules

                All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(a)(3)          Exhibits

                Listed in the Exhibit Index appearing at page X-1 of this Form 10-K.

(b)             Reports on Form 8-K

                A Current Report on Form 8-K, dated December 2, 1996, was filed by the Company with the SEC on December 6, 1996, with Amendment No. 1 thereto filed with the SEC on Form 8-K/A on December 13, 1996. The Reports related to the Company's decision to engage Price Waterhouse LLP as its independent accountant and to dismiss BDO Seidman, LLP as such independent accountant.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FINANCIAL SERVICES ACQUISITION CORPORATION
                              By: /s/ Gilbert D. Scharf
                              ----------------------------------
                                Gilbert D.Scharf,
                                Chairman of the Board, President and Chief
                                  Executive Officer

Dated:    March 27, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gilbert D. Scharf        Chairman of the Board, President     March 27, 1997
--------------------------   and Chief Executive Officer
Gilbert D. Scharf

/s/ Michael J. Scharf        Chief Financial and Principal        March 27, 1997
--------------------------   Accounting Officer, Treasurer,
Michael J. Scharf            Secretary and Director


/s/ Larry S. Kopp            Director                             March 27, 1997
--------------------------
Larry S. Kopp

/s/ Denis Martin             Director                             March 27, 1997
--------------------------
Denis Martin

/s/ James W. Stevens         Director                             March 27, 1997
--------------------------
James W. Stevens

/s/ Frederick B. Whittemore  Director                             March 27, 1997
---------------------------
Frederick B. Whittemore

/s/ William B. Wigton        Director                             March 27, 1997
--------------------------
William B. Wigton

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996


CONTENTS                                                               PAGE
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS                                       F-3

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Statement of Financial Condition                         F-4

  Consolidated Statement of Operations                                  F-6

  Consolidated Statement of Changes in Stockholders' Equity             F-7

  Consolidated Statement of Cash Flows                                  F-8

  Notes to the Consolidated Financial Statements                       F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To The Board of Directors
         and Stockholders of
         Financial Services Acquisition Corporation

         In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Financial Services Acquisition Corporation and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         /s/ Price Waterhouse LLP
         New York, New York
         March 6, 1997

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                          December 31,      December 31,
                                             1995              1996
                                             ----              ----

ASSETS

Cash and cash equivalents                 $27,013,350       $18,231,926

Restricted cash (Note 15)                   1,785,490         1,968,851

Commissions receivable                     18,502,261        18,558,643

Equity in affiliated companies              2,951,864         2,756,741

Receivable from clearing firm               1,592,650         2,200,062

Deposits with clearing organizations        2,076,302         7,181,992

Securities owned                                              8,751,276

Receivable from broker-dealers and
  customers                                                   9,042,613

Prepaid expenses and other assets           6,944,925         6,177,118

Deferred tax asset                          5,520,348         6,662,193

Furniture, equipment and leasehold
  improvements                             13,264,743        13,624,500

Intangible assets                           2,426,809         2,016,800
                                          -----------       -----------

     Total assets                         $82,078,742       $97,172,715
                                          ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                   FINANCIAL SERVICES ACQUISITION CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (CONTINUED)

                                                       December 31,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1995                     1996
------------------------------------                   -------------             ------------
Liabilities:
   Short-term borrowings                               $                         $  9,688,983
   Accounts payable and accrued liabilities               16,001,920               17,336,032
   Accrued compensation payable                           15,998,721               22,973,060
   Income taxes payable                                    7,328,244                1,804,543
   Obligations under capitalized leases                    2,284,806                1,428,764
   Securities sold, not yet purchased                                               1,724,531
   Payable to broker-dealers and customers                                          1,826,250
   Deferred taxes payable                                    692,024                  719,324
   Notes payable                                           7,880,032                7,379,762
                                                       -------------             ------------

                                                          50,185,747               64,881,249
                                                       -------------             ------------
   Minority interest in consolidated subsidiaries            501,731            (     159,408)
                                                       -------------             ------------

Commitments and contingencies
   (Notes 15 and 16)

Stockholders' equity (Note 13):
  Preferred stock, at December 31, 1995, none authorized, at December 31, 1996, $.001 par value, 1,000,000 shares authorized, none outstanding

  Common stock, at December 31, 1995, Class A
    $.01 par value; 2,000,000 shares authorized,
    none outstanding, Class B $.001 par value,
    2,000,000 shares authorized, 1,671,290
    outstanding; at December 31, 1996, $.001 par
    value, 30,000,000 shares authorized,
    9,011,295 outstanding                                       4,258                    9,011
  Additional paid-in capital                               48,193,040               33,533,806
  Treasury stock at cost                               (   10,177,107)
  Accumulated deficit                                  (    7,251,041)          (    3,546,081)
  Notes receivable from stockholders                   (    2,243,709)
  Foreign translation adjustment                            2,865,823                2,454,138
                                                        -------------            -------------
    Total stockholders' equity                             31,391,264               32,450,874
                                                        -------------            -------------

    Total liabilities and stockholders'                 $  82,078,742            $  97,172,715
       equity                                           =============            =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   FINANCIAL SERVICES ACQUISITION CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             For the Year Ended
                                          December 31,           December 31,           December 31,
                                             1994                   1995                   1996
                                         -------------         -------------          -------------
Revenue:
  Commission income                      $ 144,586,661         $ 171,576,327          $ 178,109,899
  Interest income                            1,090,789             1,462,744              1,801,442
  Other income                                 697,522               732,347                582,729
                                         -------------         -------------          -------------
                                           146,374,972           173,771,418            180,494,070
                                         -------------         -------------          -------------

Costs and expenses:
  Payroll and related costs                 96,207,365           110,915,257            115,536,731
  Communication costs                       15,633,010            17,187,573             18,288,441
  Travel and entertainment                  10,493,903            10,224,384             11,355,183
  Occupancy costs                            5,640,070             5,854,525              6,539,150
  Depreciation and
    amortization                             4,248,181             4,568,164              4,734,101
  Clearing fees                              3,647,556             3,777,710              4,411,515
  General, administrative
    and other expenses                       7,355,734             7,845,403              8,887,562
  Interest expense                           1,635,547               775,077                693,132
                                         -------------         -------------          -------------

                                           144,861,366           161,148,093            170,445,815
                                         -------------         -------------          -------------

Income before provision for income
    taxes and minority interest              1,513,606            12,623,325             10,048,255

Provision for income taxes                   3,333,989             7,393,196              6,650,606
                                         -------------         -------------          -------------

Income (loss) before minority
    interest                            (    1,820,383)            5,230,129              3,397,649
Minority interest in consolidated
    subsidiaries                        (      250,480)       (    1,767,854)               307,311
                                         -------------         -------------          -------------

Net income (loss)                       ($   2,070,863)        $   3,462,275          $   3,704,960
                                         =============         =============          =============

Pro forma common shares outstanding
(Note 1)                                                           9,011,295              9,011,295

Pro forma earnings per share (Note 1)                                  $.38                   $.41

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  FINANCIAL SERVICES ACQUISITION CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                                 Notes
                                         Additional                                            receivable     Foreign
                                 Common    paid-in      Treasury    Accumulated      EBIC        from       translation
                                 stock     capital       stock        deficit      warrants   stockholders  adjustment     Total
                                 ------  -----------  -----------   -----------   ----------  ------------  ----------- -----------
Balance at December 31, 1993     $3,348  $18,442,515  ($3,623,839)  ($8,642,453)  $5,141,145  ($3,720,351)  $2,787,302  $10,387,667
Retirement of warrants                     5,141,145                              (5,141,145)
Net loss                                                             (2,070,863)                                         (2,070,863)
Acquisition of treasury stock                          (6,553,268)                                                       (6,553,268)
Issuance of common stock, net of
 expenses                           910   24,616,526                                                                     24,617,436
Repayment of stockholder notes                                                                  1,436,465                 1,436,465
Foreign translation adjustment                                                                                 244,560      244,560
                                 ------  -----------  -----------   -----------   ----------  -----------   ----------  -----------
Balance at December 31, 1994      4,258   48,200,186  (10,177,107)  (10,713,316)               (2,283,886)   3,031,862   28,061,997
Net income                                                            3,462,275                                           3,462,275
Expenses relating to acquisition
 of common stock                              (7,146)                                                                        (7,146)
Repayment of stockholder notes                                                                     40,177                    40,177
Foreign translation adjustment                                                                                (166,039)    (166,039)
                                 ------  -----------  -----------   -----------   ----------  -----------   ----------  -----------
Balance at December 31, 1995      4,258   48,193,040  (10,177,107)   (7,251,041)               (2,243,709)   2,865,823   31,391,264
Retirement of treasury stock     (2,587) (10,174,520)  10,177,107
Net income                                                            3,704,960                                           3,704,960
Foreign translation adjustment                                                                                (411,685)    (411,685)
Recapitalization in connection
 with the Merger (See Note 1)
  Retirement of EBIC stock       (1,671)       1,671
  Issuance of shares to EBIC
   shareholders (Note 13)         9,011   18,234,239                                                                     18,243,250
  Cash consideration paid to
   EBIC shareholders                     (21,955,012)                                                                   (21,955,012)
  Repayment of stockholder
   notes                                                                                        2,243,709                 2,243,709
  EBIC expenses incurred in
   connection with Merger                   (765,612)                                                                      (765,612)
                                 ------  -----------  -----------   -----------   ----------  -----------   ----------  -----------
Balance at December 31, 1996     $9,011  $33,533,806  $             ($3,546,081)  $           $             $2,454,138  $32,450,874
                                 ======  ===========  ===========   ===========   ==========  ===========   ==========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   FINANCIAL SERVICES ACQUISITION CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                For the
                                                                                               Year Ended
                                                                       December 31,            December 31,            December 31,
                                                                          1994                    1995                    1996
                                                                       ------------            ------------           ------------
Cash flows from operating activities:
     Net income (loss)                                                ($ 2,070,863)            $ 3,462,275            $ 3,704,960
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization                                     4,248,181               4,568,164              4,734,101
       Provision for doubtful accounts                                (    196,300)           (     48,956)          (     45,361)
       Gain on sale of exchange memberships                           (    490,000)           (     14,000)
       Undistributed earnings of affiliates                           (    137,775)           (    537,571)          (    636,148)
       Minority interest in consolidated subsidiaries                 (     55,416)                  9,249           (    635,630)
       Imputed interest expense                                            120,806                 129,358                106,287
       Amortization of deferred expenses                                    12,031                   5,269                  1,457
       Deferred income taxes                                             1,971,504            (  4,522,662)          (  1,055,635)
     Change in assets and liabilities:
       Decrease (increase) in commissions receivable                     1,894,546            (  1,654,378)               644,622
       (Decrease) increase in receivable from clearing firm           (  1,155,733)                852,110           (    607,412)
       Increase in deposits with clearing organizations                                       (  1,877,041)          (  5,092,794)
       (Increase) decrease in securities owned                        (    967,500)                967,500           (  8,751,276)
       Increase in receivable from broker-dealers and customers                                                      (  9,042,613)
       Decrease (increase) in prepaid expenses and other assets          2,398,411            (    478,684)             1,184,235
       Increase in short-term borrowings                                                                                9,688,983
       Increase (decrease) in accounts payable and accrued
           liabilities                                                   1,173,089            (    243,403)               569,448
       (Decrease) increase in accrued compensation payable            (  7,887,478)              5,552,106              6,231,912
       Increase (decrease) in securities  owned, not yet purchased       1,280,000            (  1,280,000)             1,724,531
       Increase in payable to broker-dealers and customers                                                              1,825,650
       (Decrease) increase in income taxes payable                    (  1,345,847)              5,494,722           (  5,555,680)
                                                                       -----------             -----------            -----------
           Net cash (used in)  provided by operating activities       (  1,208,344)             10,384,058           (  1,006,363)
                                                                       -----------             -----------            -----------

Cash flows from investing activities:
       Purchase of fixed assets                                       (  4,340,179)           (  2,059,449)          (  4,030,004)
       Net sale of short-term investments                                2,957,056
       Investment in equity affiliates                                      36,885            (     93,745)               113,070
       Net (purchase) sale of exchange memberships                       1,661,000            (     25,000)
                                                                       -----------             -----------            -----------
           Net cash provided by (used in) investing activities             314,762            (  2,178,194)          (  3,916,934)
                                                                       -----------             -----------            -----------

                                      F-8

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

                                                                   For the Year Ended
                                                      December 31,    December 31,    December31,
                                                          1994            1995           1996
                                                      ------------    ------------    ------------
Cash flows from financing activities:
  Repayment of notes payable                                              (2,037,502)     (1,027,396)
  Repayment of subordinated note payable                 (17,660,000)
  Issuance of common stock, net of expenses                1,617,436          (7,146)
  Issuance of secured demand note                         23,000,000
  Decrease in obligations under capitalized leases          (119,010)       (507,946)     (1,001,529)
  Acquisition of treasury stock                           (5,221,260)
  Issuance of shares in connection with Merger                                            18,243,250
  EBIC expenses incurred in connection with Merger                                          (765,612)
  Cash merger consideration paid to EBIC shareholders                                    (21,955,012)
  Increase in minority shareholders                                                          (25,001)
  Repayments of notes receivable from stockholders           105,676          40,177       2,243,709
                                                        ------------    ------------    ------------
Net cash provided by (used in) financing activities        1,722,842      (2,512,417)     (4,287,591)
                                                        ------------    ------------    ------------
Effect of exchange rate changes on cash                      233,079         (35,370)        429,464
                                                        ------------    ------------    ------------
Net increase (decrease)in cash and cash equivalents        1,062,339       5,658,077      (8,781,424)
Cash and cash equivalents at beginning of year            20,292,934      21,355,273      27,013,350
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                $ 21,355,273    $ 27,013,350    $ 18,231,926
                                                        ============    ============    ============

Supplemental disclosures of cash flow information:

  Interest paid                                         $  1,736,028    $    650,007    $    616,750
  Income taxes paid                                        2,828,794         881,875      12,070,364

Supplemental disclosure of non-cash activities:

  Reduction of notes receivable from stockholders in
    connection with acquisition of treasury stock       $  1,330,789
  Conversion of secured demand note to equity             23,000,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Financial Services Acquisition Corporation (the "Company") was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry. To this end, the Company consummated an initial public offering in December 1994 and raised net proceeds of approximately $20 million.

On March 8, 1996, the Company entered into a merger agreement to acquire Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker for a broad range of financial instruments, pursuant to which a newly-formed, wholly-owned subsidiary of the Company would merge (the "Merger") with and into EBIC. The Merger was consummated on August 16, 1996. Pursuant thereto, each outstanding share of EBIC common stock was converted into the right to receive, after giving effect to certain adjustments and subject to certain escrow arrangements, approximately (i) 2.70 shares of the common stock, $.001 par value ("Common Stock"), of the Company (approximately 4,505,666 shares in the aggregate), (ii) 4.53 of the Company's Series B redeemable common stock purchase warrants (approximately 7,566,666 warrants in the aggregate) and $13.14 in cash (approximately $22 million in the aggregate).

In connection with and immediately following the Merger, the Company also consummated an exchange with the holders of its outstanding options, issued in connection with the 1994 initial public offering, to acquire 333,333 units of the Company (each unit consisting of one share of Common Stock and two warrants). In the exchange, all such unit purchase options were acquired by the Company for an aggregate consideration consisting of 225,000 newly issued shares of Common Stock.

EBIC, incorporated in December 1986, through its subsidiaries and affiliates, is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London and Tokyo, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. The historical assets and liabilities of the Company and EBIC have been combined and reflected in the statement of financial condition at their respective book values. The consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of EBIC and its subsidiaries and affiliates for such periods and dates. Pro forma number of shares outstanding and related pro forma earnings per share information have been presented as if all shares to be issued in the Merger had been issued as of January 1, 1995 (See Note 13) and all such shares were outstanding for the merged and recapitalized entity since that date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other entities over which it exercises control. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Earnings from investments accounted for under the equity method have been reflected as other income in the statement of operations.

Revenue recognition:

Commission income is recognized on a trade date basis.

Securities transactions:

Securities transactions are recorded on a trade date basis.

Securities owned and securities sold but not yet purchased are carried at market value with unrealized gains and losses reflected in income.

Gains on securities transactions of approximately $333,000 for the year ended December 31, 1996 have been included in other income in the Consolidated Statement of Operations.

Furniture, equipment and leasehold improvements:

Depreciation of furniture and equipment is computed on a straight line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Exchange memberships:

The Company carries its exchange memberships at cost. At December 31, 1995 and 1996, the market value of these memberships approximated cost.

At December 31, 1995 and 1996, the cost of such memberships aggregated $140,000 and has been included in prepaid expenses and other assets.

Intangible assets:

Intangible assets principally include the values assigned to customer lists and are being amortized on a straight line basis over their estimated useful lives, which approximate 15 years. Accumulated amortization of intangible assets aggregated $6,756,592 and $7,166,596 at December 31, 1995 and 1996,
respectively.

The Company has a policy of reviewing the carrying value of intangible assets to consider whether events or changes in circumstances have occurred - such as the loss of significant customers, a significant change in the revenues received from customers or a significant change in the nature of the brokerage business - which would indicate that the carrying amount of such assets may not be recoverable, in which case the Company would evaluate the estimated future cash flows expected to result from the asset. Should the expected future cash flows be less than the carrying amount of the asset, an impairment loss would be recognized to the extent that the carrying value exceeds the fair value of the assets. There have been no impairment losses with respect to intangible assets.

Foreign currency translation:

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year; revenues and expenses are translated at average rates for the year.

Gains and losses on foreign currency translation of the financial statements of operations whose functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reflected in the foreign translation adjustment account in stockholders' equity. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the related operating subsidiary's functional currency are recorded in income.

Fair value of financial instruments:

The Company's securities owned and securities sold, not yet purchased are carried at market value. Additionally, off-balance sheet financial instruments are valued at market with unrealized gains and losses recorded in the financial statements.

Management estimates that the aggregate net fair value of other financial instruments recognized on the statement of financial condition (including cash equivalents, commissions and other receivables, and notes payable) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates, or, in the case of notes payable, bear interest at rates which management believes are comparable to current rates which could be obtained in similar financings.

Income taxes:

The Company and its subsidiaries account for certain income and expense items in a period different from that reported for tax purposes. The tax effects of transactions are generally recognized in the financial statements in the same period as the related items of income and expense, regardless of when they are recognized for tax purposes.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3- ACQUISITION AND SALE OF BUSINESS:

During 1996, the Company's 51% owned Hong Kong subsidiary, Yagi Euro (Hong Kong) Limited ("YEHK") entered into a joint venture with Martin Brokers (Hong Kong) Limited ("Martins") whereby YEHK contributed its business and substantially all of its net assets to the joint venture in exchange for 57.5% of the common stock of the joint venture and a note. Martins also contributed its business and net assets in exchange for 42.5% of the common stock and notes. The Company's financial statements include the accounts of the joint venture on a consolidated basis and, at December 31, 1996, include notes payable aggregating approximately $1,100,000 that were issued to minority shareholders in connection with the transaction. As described in Note 19, YEHK sold its interest in the joint venture to Martins in February 1997.

NOTE 4- CASH AND CASH EQUIVALENTS:

The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

NOTE 5- COMMISSIONS RECEIVABLE:

Commissions receivable are reflected in the statement of financial condition net of allowances for doubtful accounts of $471,100 and $434,400 at December 31, 1995, and 1996, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS:

The Company incurred interest expense which was in respect of debt payable to its then majority shareholder aggregating $789,200 for the year ended December 31, 1994. All such debt was repaid during 1994.

Prepaid expenses and other assets include loans to employees aggregating $2,317,500 and $1,526,000 at December 31, 1995 and 1996, respectively. Such loans generally bear interest at the prime rate and are short term in nature.

NOTE 7- EQUITY IN AFFILIATED COMPANIES:

The Company's equity in affiliated companies principally consists of a 15% equity interest in Yagi Euro Corporation ("Yagi Euro"), which operates the business of a broker of money market, foreign exchange and derivative products in Tokyo and is 85% owned by Yagi Tanshi Company, Limited.

In addition, in 1994 the Company entered into a partnership arrangement with Yagi Euro to broker certain derivative products in Tokyo. The results of such business are consolidated in the Company's financial statements and Yagi Euro's approximately 50% interest in the related profit or loss is presented as minority interest.

The Company's investments in equity affiliates are as follows:

                                                 December 31,      December 31,
                                                     1995              1996
                                                 ------------      ------------
             Yagi Euro                           $  2,794,211      $  2,604,439
             Other                                    157,653           152,302
                                                 ------------      ------------
                                                 $  2,951,864      $  2,756,741
                                                 ============      ============


Summarized financial information for Yagi Euro is as follows:

                                                 December 31,      December 31,
                                                     1995              1996
                                                 ------------      ------------
             Total assets                        $ 21,740,692      $ 20,729,326
             Total liabilities                      3,266,547         3,366,396
             Revenues                              14,310,972        10,169,693
             Net income                             2,735,871         1,296,149


NOTE 8 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Furniture, equipment and leasehold improvements are summarized below:

                                                 December 31,      December 31,
                                                     1995              1996
                                                 ------------      ------------
             Furniture and telephone equipment   $ 11,512,903      $ 13,579,847
             Leasehold improvements                 6,329,807         6,865,342
             Computer and related equipment         7,265,569        10,193,793
             Automobiles                            3,113,004         2,156,887
                                                 ------------      ------------
                                                   28,221,283        32,795,869
             Less- Accumulated depreciation
                    and amortization             ( 14,956,540)     ( 19,171,369)
                                                 ------------      ------------
                                                 $ 13,264,743      $ 13,624,500
                                                 ============      ============

NOTE 9 - OBLIGATIONS UNDER CAPITALIZED LEASES:

The Company has purchased automobiles and telecommunications equipment under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1996:

         For the Year Ending December 31,
         1997                                   $  829,638
         1998                                      627,705
         1999                                      162,745
                                                ----------
         Total net minimum lease payments        1,620,088

         Less: amount representing interest        191,324
                                                ----------
         Present value of net minimum
          lease payments                        $1,428,764
                                                ==========

The gross amount of assets under capitalized leases are $3,361,700 and $2,435,700 at December 31, 1995 and 1996, respectively. Such amounts are principally automobiles and are included in furniture, equipment and leasehold improvements on the statement of financial condition.

The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $681,200, $644,700 and $520,200 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 10 - NOTES PAYABLE:

Notes payable at December 31, 1995 and 1996 primarily represent convertible purchase price notes which were issued in December 1986 in connection with the acquisition of the predecessor businesses of EBIC and bear interest at a stated rate of 6-1/8% per annum. The conversion feature expired on November 30, 1993.

The notes are due in equal annual installments each November 30 from 1995 through 1999. The notes have been adjusted for financial reporting purposes to reflect imputed interest at fair market rates at the time of issuance of 7.71%. The notes are subordinated to the claims of financial institutions to a maximum aggregate amount of $10,000,000. Approximately 54% and 57% of the reported balance of the purchase price notes was denominated in British pounds sterling at December 31, 1995 and 1996, respectively.

Notes payable at December 31, 1996 also included notes issued by the Company's Hong Kong joint venture to minority shareholders in connection with the formation of the joint venture. In February 1997 the Company sold its interest in the joint venture, (See Note 19) and, accordingly, the notes payable are no longer a liability of the Company.

The change in notes payable is as follows:

                                                      For the Year Ended
                                                -------------------------------
                                                December 31,       December 31,
                                                    1995               1996
                                                ------------       ------------
     Balance at beginning of year               $  9,830,284       $  7,880,032
     Repayment of principal                       (2,037,502)        (2,128,469)
     Exchange rate difference                        (42,108)           420,839
     Imputed interest                                129,358            106,287
     Issuance of note to Martin Brokers
      (Hong Kong) Limited                                             1,101,073
                                                ------------       ------------
     Balance at end of year                     $  7,880,032       $  7,379,762
                                                ============       ============


NOTE 11- EMPLOYEE BENEFIT PLANS:

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $216,000 and $222,000 and $308,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 12 - INCOME TAXES:

Income (loss) from continuing operations before provision for income tax and minority interest was taxed under the following jurisdictions:

                                             For the Year Ended
                             --------------------------------------------------
                             December 31,       December 31,       December 31,
                                 1994               1995               1996
                             ------------       ------------       ------------
     Domestic                $  3,089,709       $  2,645,217       $ 11,570,041
     Foreign                   (1,576,103)         9,978,108         (1,521,786)
                             ------------       ------------       ------------
     Total                   $  1,513,606       $ 12,623,325       $ 10,048,255
                             ============       ============       ============

The components of the provision for income taxes are as follows:

                                             For the Year Ended
                             --------------------------------------------------
                             December 31,       December 31,       December 31,
                                 1994               1995               1996
                             ------------       ------------       ------------
     Current
       Federal               $  1,103,197       $  2,745,733       $  3,965,812
       State and local            706,747            931,547          1,968,578
       Foreign                    (76,684)         8,510,075          2,488,923
                             ------------       ------------       ------------
                                1,733,260         12,187,355          8,423,313
                             ------------       ------------       ------------

     Deferred
       Federal                    504,938         (1,946,254)          (506,338)
       State and local            411,633           (164,502)          (390,189)
       Foreign                    684,158         (2,683,403)          (876,180)
                             ------------       ------------       ------------
                                1,600,729         (4,794,159)        (1,772,707)
                             ------------       ------------       ------------
     Total                   $  3,333,989       $  7,393,196       $  6,650,606
                             ============       ============       ============

Deferred tax assets (liabilities) are comprised of the following:

                                                December 31,       December 31,
                                                    1995               1996
                                                ------------       ------------
     Assets
      Bad debt reserve                          $    161,000       $    149,500
      Amortization of leasehold
       improvements                                  221,354            294,161
      Rent reserve                                   211,830            254,535
      Deferred compensation                        4,415,679          5,583,442
      Miscellaneous reserve                          510,485            380,555
      Foreign tax credits                          2,675,017          1,990,000
      Deferred tax asset valuation
       allowance                                  (2,675,017)        (1,990,000)
                                                ------------       ------------
      Gross deferred tax asset, after
       valuation allowance                      $  5,520,348       $  6,662,193
                                                ============       ============

    Liabilities
     Depreciation                                   (447,092)           (54,164)
     Unrealized foreign exchange
      (gain) loss                                   (244,932)          (665,160)
                                                ------------       ------------
     Gross deferred tax liabilities             $   (692,024)      $   (719,324)
                                                ============       ============

The valuation allowance for deferred tax assets for the year ended December 31, 1995 was established for foreign tax credit carryforward benefits generated during 1995, due to the uncertainty regarding their realizability. The foreign tax credit carryforward will expire in the year ended December 31, 2000.

Not reflected above are the tax effects of foreign currency translation adjustments related to the hedging of foreign net investments. These tax effects are recorded directly in stockholders' equity. Such amounts recorded in stockholders' equity are tax benefit (expense) of ($370,000), $20,600 and ($272,000) in the years ended December 31, 1994, 1995 and 1996, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                             For the Year Ended
                             --------------------------------------------------
                             December 31,       December 31,       December 31,
                                 1994               1995               1996
                             ------------       ------------       ------------
Tax at U.S. statutory rate   $    514,626       $  4,291,930       $  3,516,889
Increase (decrease) in tax
 resulting from:

Higher effective rates on
 earnings of foreign
 operations and tax benefit
 of foreign losses not
 recognized                     1,283,444          1,847,061          1,413,660
Nondeductible meals and
 entertainment                    869,536            868,507          1,018,345
State and local taxes, net        738,131            506,259          1,025,952
Other                             (71,748)          (120,561)          (324,240)
                             ------------       ------------       ------------
                             $  3,333,989       $  7,393,196       $  6,650,606
                             ============       ============       ============

NOTE 13 - STOCKHOLDERS' EQUITY:

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At December 31, 1996, no shares of preferred stock were issued or outstanding.

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At December 31, 1996, the Company had outstanding 8,926,547 shares of Common Stock, 7,566,666 redeemable common stock purchase warrants (issued in connection with the Company's 1994 initial public offering) and 7,408,487 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical to the public offering warrants). Once all certificates formerly representing EBIC common stock (all of which were canceled in the Merger) are exchanged, the Company expects it will have approximately 9,011,295 shares of Common Stock and an aggregate of approximately 15,133,332 warrants outstanding. Each of the Company's outstanding warrants (both series) currently entitles the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share. The warrants expire on November 20, 2001 and are redeemable at a price of $.01 per warrant upon 30 day's notice at any time, but only if the last sale price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

At December 31, 1996, the Company had 15,133,332 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan (see Note 14).

Notes receivable from stockholders:

Notes receivable from stockholders of $2,243,709 at December 31, 1995, represent amounts due to the Company for the purchase of common stock of EBIC by certain of its employees. The notes all matured and were payable on demand. The notes bore interest at 5% per annum, and were collateralized by the EBIC stock purchased therewith. The notes have been reflected as a decrease to stockholders' equity.

In connection with the Merger described in Note 1, such notes have been repaid through the application of the cash Merger consideration otherwise payable to such stockholders.

NOTE 14 - STOCK OPTION PLAN:

The FSAC 1996 Stock Option Plan, as amended (the "Plan"), provides for the granting of stock options, in the form of incentive stock options ("ISOs") and non-qualified stock options, to directors, executive officers and key employees of the Company and its subsidiaries, as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of Common Stock are available under the Plan. In the case of ISOs, the duration of the option may not exceed ten years and the exercise price must be at least equal to the fair market value on the date of grant of a share of Common Stock. Employee options granted to date generally are ISOs and vest and become exercisable in equal 20% installments on each of the first five anniversaries of the date of the grant. Non-employee director options granted to date are non-qualified stock options and vest in equal 50% installments on the dates that are respectively six and twelve months following the date of grant. Under the Plan, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                                               Weighted average
                                              Shares            exercise price
                                             ---------         ----------------
    Outstanding at January 1, 1996                   0
    Granted                                  1,260,000              $ 5.07
                                             ---------
    Outstanding at December 31, 1996         1,260,000
                                             =========

Exercise prices for options outstanding at December 31, 1996 ranged from $5.00 to $5.50. The weighted average fair value of options granted during the year was $1.93 per share based on the value of the Common Stock at the date of grant.

Because stock options under the Plan have characteristics significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model with the following weighted average assumptions for options granted during 1996: expected volatility of 30%; risk free interest rate of 6.56% and an expected option life of five years.

The Company applies APB Opinion 25 in accounting for the Plan and, accordingly, does not recognize any compensation cost associated with the Plan in the consolidated financial statements. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the options under SFAS No. 123, net income and earnings per share for the year ended December 31, 1996 would approximate the pro forma amounts indicated below:

    Net income                             As reported             $ 3,704,960
                                           Pro forma                 2,099,972

    Earnings per share                     As reported             $       .41
                                           Pro forma                       .23

NOTE 15 - COMMITMENTS:

The Company is obligated under certain non-cancelable leases for office space and telecommunication services.

The Company has executed various operating leases in respect of premises, which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases.

At December 31, 1996, the Company had the following commitments under long-term non-cancelable operating leases:

    For the Year Ending December 31, 1996                      $  9,445,795
    1997                                                          4,832,234
    1998                                                          4,047,982
    1999                                                          3,946,044
    2000 and thereafter                                          18,032,138
                                                               ------------
    Total minimum lease payments                               $ 40,304,193
                                                               ============

The Company has pledged (pound)1,150,500 in cash with a bank in respect of a guarantee of its London premises lease. This amount has been reflected as restricted cash in the statement of financial condition.

NOTE 16 - CONTINGENCIES:

The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of their businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving these matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

NOTE 17 - CONCENTRATION OF CREDIT RISK:

The Company has a policy of reviewing, on an ongoing basis, the credit standing of its customers, which are primarily financial institutions, as well as the credit worthiness of the clearing firm used by the Company.

Financial instruments subject to credit risk are primarily commissions receivable, which are unsecured and short-term in nature. Receivable from clearing firm represents a concentration of credit risk, and is related to securities transactions cleared primarily through one correspondent broker.

NOTE 18 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker dealer subsidiary Euro Brokers Maxcor Inc.("EBMI") is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1) which requires the maintenance of minimum net capital. EBMI has elected to use the alternative method, as permitted by the rule, which requires that EBMI maintain minimum net capital, as defined, equal to the greater of $250,000; 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At December 31, 1996, EBMI's net capital was $11,778,015 and exceeded the minimum requirement of $250,000 by $11,528,015. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.


NOTE 19 - SUBSEQUENT EVENT:

On February 5, 1997 the Company's YEHK subsidiary completed the sale of its 57.5% interest in Euro Yagi Martin Limited, its joint venture in Hong Kong with Martins. The business was sold to the minority shareholder for $323,000 at a loss of $277,000, which was fully reserved at December 31, 1996.

Commission income, expenses and net loss before minority interest for Euro Yagi Martin Limited which have been reflected in the consolidated statement of operations for the year ended December 31, 1996 were $8,085,000, $9,885,000 and $1,800,000, respectively.

NOTE 20- GEOGRAPHIC DATA:

The following tables set forth, for each year in the three-year period ended December 31, 1996, summary financial information for each of the Company's principal geographic locations. United States amounts principally derive from the Company's New York office, but include the results of operations of all of its U.S.-based operations. Tokyo amounts include the consolidation of the results of operations of the Tokyo Partnership and Hong Kong amounts include the consolidation of the results of operations of the Company's Hong Kong joint venture (a 51% interest prior to June 1996 and a controlling, approximately 30% beneficial interest, during the balance of 1996). The Company's stake in the Hong Kong joint venture was subsequently sold in February 1997 as described in
Note 19. Results of operations from the Company's Australia joint venture are consolidated into the results of operations for the United Kingdom.

                                    Year Ended December 31,
                        -------------------------------------------------
                             1994              1995             1996
                        --------------    --------------   --------------
Commission income:

  United States         $   66,090,388    $   69,081,547   $   82,178,265
  United Kingdom            61,226,002        65,715,235       64,399,407
  Canada                     3,091,433         3,452,205        3,375,172
  Japan                      6,965,106        24,601,532       20,071,821
  Hong Kong                  7,213,732         8,725,808        8,085,234
                        --------------    --------------   --------------
  Total                 $  144,586,661    $  171,576,327   $  178,109,899
                        ==============    ==============   ==============

Income (loss) from operations:

  United States         $    4,301,375    $    3,021,226   $    5,045,727
  United Kingdom            (2,960,188)        2,901,237        1,452,943
  Canada                      (249,413)         (874,440)        (452,261)
  Japan                      1,140,723         6,985,361        4,919,490
  Hong Kong                   (126,387)          (16,677)      (1,385,478)
                        --------------    --------------   --------------
  Total                 $    2,106,110    $   12,016,707   $    9,580,421
                        ==============    ==============   ==============

                                           At December 31,
                        -------------------------------------------------
                             1994              1995             1996
                        --------------    --------------   --------------
Identifiable assets:
  United States         $   35,347,675    $   38,962,574   $   59,489,742
  United Kingdom            29,412,600        31,767,594       26,434,750
  Canada                     1,573,157         1,789,815        1,927,895
  Japan                      3,823,416         7,656,963        6,704,895
  Hong Kong                  1,757,684         1,901,796        2,615,433
                        --------------    --------------   --------------
  Total                 $   71,914,532    $   82,078,742   $   97,172,715
                        ==============    ==============   ==============

                                  EXHIBIT INDEX

   Exhibit No.                    Description

    2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation ("EBIC"), without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, dated May 15, 1996 (the "Form 10-Q")

    2.2 Security Transfer Agreement, dated as of March 8, 1996, among the Registrant, Gilbert Scharf, Michael Scharf, Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS") and certain individuals (incorporated herein by reference to Exhibit 2.2 of the Form 10-Q)

    2.3 Majority Stockholders Agreement, dated as of March 8, 1996, among the Registrant, EBIC Acquisition Corp. and WCAS (incorporated herein by reference to Exhibit 2.3 of the Form 10-Q)

    2.4 Escrow Agreement, dated as of March 8, 1996, among the Registrant, EBIC Acquisition Corp., EBIC, Donald R.A. Marshall, WCAS and United States Trust Company of New York, as escrow agent (incorporated herein by reference to Exhibit
                   2.4 of the Form 10-Q)

    2.5 Registration Rights Agreement, dated as of August 16, 1996, by and among the Registrant and the persons listed in Annexes I, II and III thereto (incorporated by reference to Exhibit
                   2.5 of the Registrant's Current Report on Form 8-K, dated August 16, 1996)

    2.6 UPO Exchange and Custodial Agreement, dated as of June 24, 1996, by and among the Registrant, GKN Securities Corp., Barington Capital Group, L.P. and Graubard, Mollen & Miller, as custodian (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-06753) dated June 25, 1996) (the "Form S-4")

    3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 of the Registrant's Registration Statement on Form 8-A, dated October 28, 1996)

    3.2            Amended and Restated Bylaws of the Registrant*

    4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994 ("Amendment No. 1")

    4.2 Form of Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1)

    4.3 Warrant Agreement, dated as of November 30, 1994, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of Amendment No.1)

    4.4 Form of Series B Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of the Form S-4)

    4.5 Warrant Agreement, dated as of June 5, 1996, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.3 of the Form S-4)

    4.6 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

    4.7            Agreement to furnish Debt Instruments*

    10.1 Agreement of Lease, dated September 10, 1992, by and between Euro Brokers Inc. and The Port Authority of New York and New Jersey (the "NY Lease")*

    10.2           Supplement No. 1 to the NY Lease, dated March 21, 1993*

    10.3           Supplement No. 2 to the NY Lease, dated July 1, 1994*

    10.4 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited*

    10.5 Letter Agreements, each dated September 9, 1994 ("Letter Agreements"), among the Registrant, certain stockholders of the Registrant, GKN Securities Corp. and Barington Capital Group, L.P. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated October 19, 1994)

    10.6 Form of Share Escrow Agreement among the Registrant, the stockholders party to the Letter Agreements and Continental Stock Transfer & Trust Company of New York (incorporated herein by reference to Exhibit 10.6 of Amendment No. 1)

    10.7+ Financial Services Acquisition Corporation 1996 Stock Option Plan, as amended and restated*

    10.8+ Employment Agreement, dated March 8, 1996, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q)

    10.9+ Employment Agreement, dated March 8, 1996, by and between EBIC and Keith Reihl (incorporated herein by reference to Exhibit 10.7 to the Form S-4

    10.10+ Employment Agreement, dated as of September 11, 1996, by and between the Registrant and Roger Schwed*

    10.11+ Employment Agreement, dated 23 May 1994, by and between Euro Brokers Limited and Michael Morrison*

    10.12+ Employment Agreement, dated as of September 1, 1996, by and between Euro Brokers Inc. and Walter E. Dulski*

    10.13+ Agreement, dated as of November 19, 1996, by and among the Registrant, EBIC and Donald R.A. Marshall*

    10.14 Agreement for Securities Clearance Services, dated June 7, 1993, as amended, by and between Daiwa Securities America Inc. and Euro Brokers Maxcor Inc.*(1)

    11             Statement re Computation of Per Share Earnings*

    21             Subsidiaries of the Registrant*

    27             Financial Data Schedule (filed in electronic form only)

--------------------------
*   Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.