Form 10-Q
period 1997-03-31
FINANCIAL SERVICES ACQUISITION CORP /DE/
filed 1997-05-15
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1997

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

                  Yes      X             No
                                            ---

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 9, 1997 was 8,949,656.

                       The Exhibit Index is on Page 20

                              Page 1 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION

                                    INDEX

                                                                                             Page

                             PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited):                                                    3

                  Consolidated Statement of Financial Condition                                 4

                  Consolidated Statement of Income                                              6

                  Consolidated Statement of Changes in Stockholders' Equity                     7

                  Consolidated Statement of Cash Flows                                          8

                  Notes to the Consolidated Financial Statements                               10

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              13

                             PART II.  OTHER INFORMATION

  Item 5.  Other Information                                                                   18

  Item 6.  Exhibits and Reports on Form 8-K                                                    18

  Signatures                                                                                   19

  Exhibit Index                                                                                20

                              Page 2 of 22 Pages

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                      CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (Unaudited)






                              Page 3 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                   March 31, 1997            December 31, 1996
                                                                                   --------------            -----------------
                                                                                   (unaudited)
      ASSETS

      Cash and cash equivalents                                                   $  14,134,542                $  18,231,926
      Restricted cash                                                                 1,889,121                    1,968,851
      Commissions receivable                                                         18,579,588                   18,558,643
      Equity in affiliated companies                                                  2,575,258                    2,756,741
      Receivable from clearing firm                                                   3,808,442                    2,200,062
      Deposits with clearing organizations
          (Includes cash of $561,326 and U.S. Treasury bills of
          $6,499,784 at March 31, 1997)                                               7,061,110                    7,181,992
      Securities owned                                                                1,024,389                    8,751,276
      Receivable from broker-dealers and customers                                    8,576,387                    9,042,613
      Prepaid expenses and other assets                                               5,628,575                    6,177,118
      Deferred tax asset                                                              5,785,229                    6,662,193
      Furniture, equipment and leasehold improvements                                12,748,580                   13,624,500
      Intangible assets                                                               1,914,293                    2,016,800
                                                                                  -------------                -------------

          Total assets                                                            $  83,725,514                $  97,172,715
                                                                                  =============                =============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 4 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 (continued)

                                                                                    March 31, 1997           December 31, 1996
                                                                                    --------------           -----------------
                                                                                      (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY:

      Liabilities:
          Short-term borrowings                                                     $   4,312,458              $    9,688,983
          Accounts payable and accrued liabilities                                     18,818,095                  17,336,032
          Accrued compensation payable                                                 15,857,603                  22,973,060
          Income taxes payable                                                          1,813,935                   1,804,543
          Obligations under capitalized leases                                          1,185,688                   1,428,764
          Securities sold, not yet purchased                                            1,658,718                   1,724,531
          Payable to broker dealers and customers                                                                   1,826,250
          Deferred taxes payable                                                          719,324                     719,324
          Notes payable                                                                 6,155,627                   7,379,762
                                                                                  ---------------              --------------

                                                                                       50,521,448                  64,881,249
                                                                                  ---------------              --------------

      Minority interest in consolidated subsidiaries                              (       256,049)             (      159,408)
                                                                                  ---------------              --------------

      Stockholders' equity:
          Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 1997 and December 31, 1996

          Common stock, $.001 par value; 30,000,000 shares authorized, 8,949,656 shares issued and outstanding at March 31,
             1997 and December 31, 1996 (Notes 1 and 2)                                    8,950                        8,950
          Additional paid-in capital                                                  33,533,867                   33,533,867
          Accumulated deficit                                                     (    2,512,134)              (    3,546,081)
          Foreign translation adjustment                                               2,429,432                    2,454,138
                                                                                  --------------               --------------

             Total stockholders' equity                                               33,460,115                   32,450,874
                                                                                  --------------               --------------

             Total liabilities and stockholders' equity                           $   83,725,514               $   97,172,715
                                                                                  ==============               ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 5 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)


                                                                                           For the Three Months Ended
                                                                                  March 31, 1997              March 31, 1996
                                                                                  --------------              --------------
      Revenue:

        Commission income                                                          $  43,412,352               $  48,339,964
        Interest income                                                                  428,671                     418,772
        Other income                                                                     176,581                      74,725
                                                                                  --------------              --------------

                                                                                      44,017,604                  48,833,461
                                                                                  --------------              --------------
      Costs and expenses:
        Payroll and related costs                                                     26,543,217                  28,353,853
        Communication costs                                                            4,352,234                   3,948,713
        Travel and entertainment                                                       2,714,381                   2,609,881
        Depreciation and amortization                                                  1,322,818                   1,171,970
        Occupancy costs                                                                1,550,870                   1,500,966
        Clearing fees                                                                  1,849,543                   1,191,695
        General, administrative and other  expenses                                    1,573,500                   2,004,770
        Interest expense                                                                 215,506                     148,058
                                                                                  --------------              --------------

                                                                                      40,122,069                  40,929,906
                                                                                  --------------              --------------

      Income before provision for income taxes and minority interest                   3,895,535                   7,903,555

      Provision for income taxes                                                       2,607,847                   4,099,528
                                                                                  --------------              --------------

      Income before minority interest                                                  1,287,688                   3,804,027

      Minority interest in consolidated subsidiaries                              (      253,741)             (     350,852)
                                                                                  --------------              --------------

      Net income                                                                  $    1,033,947              $    3,453,175
                                                                                  ===============             ==============

      Average  common shares outstanding (Note 1)                                      8,949,656                   8,949,656

      Earnings per share (Note 1)                                                  $         .12               $         .39


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 6 of 22 Pages

                   FINANCIAL SERVICES ACQUISITION CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIODS ENDED DECEMBER 31, 1996 AND MARCH 31, 1997 (unaudited)

                                    Additional                                           Notes          Foreign
                        Common       paid-in         Treasury        Accumulated    receivable from   translation
                        stock        capital          stock            deficit       stockholders     adjustments         Total
                        -----        -------          -----            -------       ------------     -----------         -----
                      <C
Balance at
 December 31, 1995    $   4,258   $ 48,193,040    ($ 10,177,107)   ($ 7,251,041)   ($   2,243,709)  $   2,865,823     $  31,391,264

Retirement
  of treasury stock   (   2,587)  ( 10,174,520)      10,177,107

Net income for
  the year ended
  December 31, 1996                                                   3,704,960                                           3,704,960

Foreign translation
  adjustment                                                                                        (     411,685)    (     411,685)

Recapitalization
  in connection
  with the Merger:

  Retirement of
     EBIC stock       (   1,671)         1,671

  Issuance of
     shares to
     EBIC
     shareholders         8,950     18,234,300                                                                           18,243,250

  Cash consideration
     paid to EBIC
     shareholders                 ( 21,955,012)                                                                       (  21,955,012)

  Repayment of
     stockholder
     notes                                                                              2,243,709                         2,243,709

  Expenses
   incurred
   in connection
   with Merger                    (    765,612)                                                                       (     765,612)
                      ---------   ------------    -------------    ------------    --------------   -------------     -------------

Balance at

  December 31,
  1996                    8,950     33,533,867                     (  3,546,081)                        2,454,138        32,450,874

Net income for
  the three
  months ended
  March 31, 1997                                                      1,033,947                                           1,033,947

Foreign
  translation
  adjustment                                                                                        (      24,706)    (      24,706)
                      ---------   ------------    -------------    ------------    --------------   -------------     -------------

Balance at
  March 31, 1997      $   8,950   $ 33,533,867    $                ($ 2,512,134)   $                $   2,429,432     $  33,460,115
                      =========   ============    =============    ============    ==============   =============     =============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 7 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                              For the Three Months Ended
                                                                          March 31, 1997       March 31, 1996
                                                                          --------------       --------------
       Cash flows from operating activities:
            Net income                                                      $ 1,033,947        $   3,453,175
            Adjustments to reconcile net income
              to net cash used in operating activities:
              Depreciation and amortization                                   1,322,818            1,171,970
              Provision for doubtful accounts                                    12,256               18,689
              Undistributed earnings of affiliates                          (   693,464)       (   1,064,957)
              Minority interest in consolidated subsidiary                  (   158,278)       (     106,275)
              Imputed interest expense                                           21,154               26,266
              Amortization of deferred expenses                                     364                  364
              Deferred income taxes                                             827,731              677,806
            Change in assets and liabilities:
              Decrease in deposits with clearing organizations                  113,939
              Increase in commissions receivable                            (   306,394)       (   3,328,499)
              Decrease in receivable from broker dealers and
                  customers                                                     466,266
              Increase in receivable from clearing firm                     ( 1,608,380)       (     308,674)
              Decrease in securities owned                                    7,726,887
              Decrease in prepaid expenses and other assets                   1,127,832              551,217
              Increase (decrease) in accounts payable
                and accrued liabilities                                       1,540,364        (     901,356)
              Decrease in accrued compensation payable                      ( 6,765,051)       (   2,934,126)
              Decrease in payable to broker dealers and customers           ( 1,826,250)
              Decrease in short-term borrowings                             ( 5,376,525)
              Decrease in securities sold, not yet purchased                (    65,812)
              Increase (decrease) in income taxes payable                       128,595        (     559,366)
                                                                            -----------        --------------

                  Net cash used in operating activities                     ( 2,478,001)       (   3,303,766)
                                                                            -----------        --------------
       Cash flows from investing activities:
              Purchase of fixed assets                                      (   636,567)       (     758,850)
              Proceeds from the sale of subsidiary                              322,622
              Investment in equity affiliates                                    37,768               64,869
              Increase in minority interest in
                consolidated subsidiary                                     (     3,430)
                                                                            -----------        --------------
                  Net cash used in investing activities                     (   279,607)       (      693,981)
                                                                            -----------        --------------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 8 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited) (continued)

                                                                                             For the Three Months Ended
                                                                                       March 31, 1997             March 31, 1996
                                                                                       --------------             --------------
Cash flows from financing activities:
Repayment of notes receivable from stockholders                                                                           1,843
Decrease in notes payable                                                               (  1,099,325)
(Decrease) increase in obligations under capitalized leases                             (    183,334)                    51,666
                                                                                        ------------               ------------

Net cash (used in) provided by financing activities                                     (  1,282,659)                    53,509
                                                                                        ------------               ------------

Effect of exchange rate changes on cash                                                 (     57,117)              (    263,601)
                                                                                        ------------               ------------

Net decrease in cash and cash equivalents                                               (  4,097,384)              (  4,207,839)

Cash and cash equivalents at beginning of period                                          18,231,926                 27,013,350
                                                                                        ------------               ------------

Cash and cash equivalents at end of period                                              $ 14,134,542               $ 22,805,511
                                                                                        ============               ============

Supplemental disclosures of cash flow information

Interest paid                                                                           $     96,054
Income taxes paid                                                                          1,443,416              $   3,306,459

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 9 of 22 Pages

                  FINANCIAL SERVICES ACQUISITION CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Financial Services Acquisition Corporation (the "Company") was incorporated in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, the Company acquired Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

EBIC, incorporated in December 1986, through its subsidiaries and affiliates, is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Toronto and Sydney, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of the Company's business and assets.

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

The number of shares of the common stock, par value $.001 per share ("Common Stock") of the Company outstanding and related earnings per share information, as presented in the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996
Form 10-K"), were presented on a pro forma basis, as if all shares anticipated to be issued in the Merger (9,011,295) had been issued and were outstanding for the merged and recapitalized entity at December 31, 1996 and for the entire period. This number of shares outstanding and related earnings per share information has now been restated to reflect actual shares issued and outstanding at December 31, 1996 of 8,949,656, which is also the number of actual shares issued and outstanding at March 31, 1997. Shares outstanding and related earnings per share information for the three months ended March 31, 1996 have been presented as if all shares outstanding at March 31, 1997 had been issued and were outstanding for the three months ended March 31, 1996.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1996 and for each of the years in the three year period then ended and the footnotes thereto included in the 1996 Form 10-K.

                              Page 10 of 22 Pages

NOTE 2 - STOCKHOLDERS' EQUITY:

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At March 31, 1997, the Company had outstanding 8,949,656 shares of Common Stock, 7,566,666 redeemable common stock purchase warrants (issued in connection with the Company's 1994 initial public offering) and 7,451,610 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical to the public offering warrants). Each of the Company's outstanding warrants (both series) currently entitles the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share. The warrants expire on November 30, 2001 and are redeemable, at a price of $.01 per warrant, upon 30 days notice at any time, but only if the last sale price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

At March 31, 1997, the Company had 15,018,276 shares of Common Stock reserved for issuance upon exercise of its warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that may be granted pursuant to the Company's 1996 Stock Option Plan.

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At March 31, 1997, no shares of preferred stock were issued or outstanding.


                              Page 11 of 22 Pages

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.


NOTE 3 -  SALE OF BUSINESS:

On February 5, 1997, the Company's 51% owned Hong Kong subsidiary, Yagi Euro (Hong Kong) Limited, completed the sale of its 57.5% interest in Euro Yagi Martin Limited, its joint venture in Hong Kong with Martin Brokers (Hong Kong) Limited. The business was sold to the minority shareholder for $323,000 at a loss of $277,000, which was fully reserved at December 31, 1996.

NOTE 4 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Euro Brokers Maxcor Inc. ("EBMI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. EBMI has elected to use the alternative method, as permitted by the rule, which requires that EBMI maintain minimum net capital, as defined, equal to the greater of $250,000; 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At March 31, 1997, EBMI's net capital was $13,005,642 and exceeded the minimum requirement of $250,000 by $12,755,642. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

                              Page 12 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   General

The Company was incorporated in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, the Company acquired EBIC, a privately-held international and domestic inter-dealer broker for a broad range of financial instruments, in the Merger. EBIC and its subsidiaries currently comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. Results of operations discussed below for periods prior to the Merger are the consolidated historical results of operations of EBIC for such periods. Results of operations discussed below for periods that include the Merger consist of the consolidated historical results of operations for each of the Company and EBIC for the portions of such periods following the Merger and the consolidated historical results of operations for EBIC for the portions of such periods prior to the Merger.

                      Three Months Ended March 31, 1997
              Compared to the Three Months ended March 31, 1996

         Commission income for the quarter ended March 31, 1997 decreased

$4,927,612 to $43,412,352, compared to $48,339,964 for the comparable period in 1996. The net decrease primarily resulted from the combination of reduced brokerage in London of approximately $5.4 million, reflecting reduced market activity and several department closures that occurred in 1996, and a decrease of approximately $1.7 million as the result of the sale of the Company's Hong Kong subsidiary. These reductions were partially offset by overall increased brokerage in New York, inclusive of continued expansion of securities businesses.

         Interest income for the first quarter of 1997 increased slightly by $9,899 to $428,671, compared to $418,772 for the comparable period in 1996.

         Other income for the quarter ended March 31, 1997 increased $101,856 to $176,581, compared to $74,725 for the same period in 1996, primarily due to

                              Page 13 of 22 Pages
increased foreign exchange gains of approximately $50,000 and trading gains on municipal securities transactions of approximately $56,000, which business began in June 1996.

         Payroll and related costs for the quarter ended March 31, 1997 decreased $1,810,636 to $26,543,217, compared to $28,353,853 for the quarter ended March 31, 1996. The decrease was primarily the result of the sale of the Company's Hong Kong subsidiary, which accounted for reduced payroll costs of approximately $1.3 million. However, as a percentage of commission income, these costs increased from 58.7% in the first quarter 1996 to 61.1% in the first quarter of 1997 and reflect the effect of certain fixed salary costs on reduced revenues.

         Communication costs for the quarter ended March 31, 1997 increased $403,521 to $4,352,234, compared to $3,948,713 for the quarter ended March 31, 1996, primarily as a result of continued expansion of the Company's proprietary screen and communication systems to access additional emerging markets.

         Travel and entertainment costs for the quarter ended March 31, 1997 increased $104,500 to $2,714,381, compared to $2,609,881 for the quarter ended March 31, 1996. As a percentage of commission income, travel and entertainment expenses increased from 5.4% in the first quarter of 1996 to 6.2% in the first quarter of 1997. The overall increase is reflective of efforts to maintain and improve market share in existing businesses.

         Depreciation and amortization expense for the quarter ended March 31, 1997 increased $150,848 to $1,322,818, compared to $1,171,970 for the same period in 1996. This increase was principally due to continued expansion of the Company's proprietary screen system. The Company also continues to replace and upgrade its communications and computer technology.

         Occupancy costs for the quarter ended March 31, 1997 increased by $49,904 to $1,550,870, compared to $1,500,966 for the quarter ended March 31, 1996. The net increase primarily results from the offsetting effects of rent escalations in New York and London of approximately $160,000 and a decrease of approximately $150,000 relating to the Company's sale of its Hong Kong subsidiary in February 1997.

                              Page 14 of 22 Pages

         Clearing fees for the quarter ended March 31, 1997 increased $657,848 to $1,849,543, compared to $1,191,695 for the quarter ended March 31, 1996, principally due to an increased number of cleared trades and an increase in the clearing fee per transaction.

         General, administrative and other expenses for the quarter ended March 31, 1997 decreased by $431,270 to $ 1,573,500, compared to $2,004,770 for the quarter ended March 31, 1996, principally due to the reversal of a contingency provision of approximately $450,000.

         Interest expense for the quarter ended March 31, 1997 increased by $67,448 to $215,506, compared to $148,058 for the quarter ended March 31, 1996. The increase was the net result of interest expense of approximately $100,000 incurred in connection with the financing of securities positions taken from time to time while conducting municipal securities business, offset by a reduction in interest expense of approximately $33,000 associated with scheduled repayments of the principal balance outstanding on the Company's indebtedness.

         Provision for income taxes for the quarter ended March 31, 1997 decreased by $1,491,681 to $2,607,847, compared to $4,099,528 for the quarter ended March 31, 1996, principally due to reduced income before tax. The Company's effective tax rate increased from 51.9% to 66.9% from the first quarter of 1996 to the first quarter of 1997, primarily reflecting the impact of non-deductible expenses and reduced pretax income which increases the effect of such non-deductible expenses.

         Minority interest in consolidated subsidiary for the quarter ended March 31, 1997 increased by $97,111 to $253,741, compared to $350,852 for the quarter ended March 31, 1996, primarily due to lower net income allocated to the Company's joint venture partner in Japan and the elimination of minority interest in the Company's Hong Kong joint venture upon its disposition in the first quarter of 1997.

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firm and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business, which commenced in June 1996. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from the Company's clearing firm. At March 31, 1997, as reflected on the Consolidated Statement of

                              Page 15 of 22 Pages

Financial Condition, the Company had net assets relating to securities transactions of approximately $3.6 million, reflecting securities owned of approximately $1.0 million, securities sold, not yet purchased of approximately $1.7 million and a receivable from broker-dealers, customers of approximately $8.6 million, financed by short-term borrowings of approximately $4.3 million.

         Notes payable at March 31, 1997 of approximately $6.2 million reflects the remaining three equal installments of principal due on November 30 of each 1997, 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986. These installments and the interest thereon are expected to be met from operating activities.

         The Company reported cash used in operating activities of approximately $2.5 million and $3.3 million for the quarters ending March 31, 1997 and March 31, 1996, respectively. Although net income for the quarter ended March 31, 1996, was greater than the corresponding quarter for 1997, the cash benefits of such income are generally realized in the subsequent quarter upon collection of commissions receivable.

         The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are not limited to, net capital or stockholders' equity requirements. The Company has historically met regulatory net capital and stockholders' equity requirements and believes it will be able to continue to do so in the future.

         Cash flows from investing activities reflected cash used of approximately $280,000 and $694,000 for the quarters ended March 31, 1997 and March 31, 1996, respectively. Cash used in investing activities during the first quarter of 1997 primarily reflects purchases of fixed assets associated with expansion of the Company's proprietary screen system and other technology aggregating approximately $637,000, partially offset by proceeds from the sale of the Company's Hong Kong subsidiary aggregating $323,000. Cash used in investing activities for the first quarter of 1996 is principally comprised of purchases of fixed assets aggregating approximately $759,000.

         Cash used in financing activities was approximately $1.3 million for the quarter ended March 31, 1997 and cash provided by financing activities was approximately $54,000 for the quarter ended March 31, 1996. Cash used in the first quarter of 1997 principally relates to the decrease in notes payable to minority shareholders associated with the Company's sale of its investment in Hong Kong.

                              Page 16 of 22 Pages

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


                              Page 17 of 22 Pages

                          PART II. OTHER INFORMATION


Item 5.        Other Information.

        In connection with the Company's August 1996 Merger acquisition of EBIC, $2,000,000 of the aggregate cash consideration payable by the Company to former stockholders of EBIC was placed in escrow, pending the making of certain possible post-Merger balance sheet adjustments. In February 1997, the Company and the designated representatives of such stockholders agreed that no such adjustments were necessary. Accordingly, the entire $2,000,000 that was held in escrow, plus interest earned thereon net of escrow agent fees, has been released to the former EBIC stockholders in amounts proportionate to their former holdings of EBIC common stock.

        In May 1997, EBIC consummated a securities repurchase transaction with a former officer and director who had left EBIC and such positions in October 1994. In the transaction, the former officer and director sold all of his stock certificates formerly representing EBIC shares (and currently representing solely the right to receive the Merger consideration), repaid certain indebtedness owed by him and executed a mutual release. As a result of such transaction and the subsequent exchange by the Company of such stock certificates for the Merger consideration, the Company acquired 61,638 shares of Common Stock and 115,015 Series B warrants, which are being held in the Company's treasury.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exxhibit       Description

11             Statement re: Computation of Per Share Earnings

27             Financial Data Schedule (filed in electronic form only)

(b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1997.

                              Page 18 of 22 Pages

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997

                               FINANCIAL SERVICES ACQUISITION CORPORATION
                                              (Registrant)

                                       /s/ Gilbert D. Scharf
                               -----------------------------------------------
                               Gilbert D. Scharf, Chairman of the Board,
                               President and Chief Executive Officer

                                       /s/ Michael J. Scharf
                               -----------------------------------------------
                               Michael J. Scharf, Vice President,
                               Secretary and Treasurer
                               (Chief Financial and Principal
                               Accounting Officer)


                              Page 19 of 22 Pages

                                EXHIBIT INDEX

Exhibit       Description                                                                           Page
-------       -----------                                                                           ----
11            Statement re:  Computation of Per Share Earnings                                       21

27            Financial Data Schedule  (filed in electronic form only)                               22







                             Page 20 of 22 Pages