Form 10-Q
period 1997-06-30
MAXCOR FINANCIAL GROUP INC
filed 1997-08-14
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                         Commission File Number 0-25056

                           MAXCOR FINANCIAL GROUP INC.
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

                  Yes     /X/                    No    / /

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 12, 1997 was 8,949,656.

                       The Exhibit Index is on Page 22

                              Page 1 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.

                                    INDEX

                                                                           Page
                                                                           ----
                        PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):                                   3

             Consolidated Statement of Financial Condition                    4

             Consolidated Statement of Income                                 6

             Consolidated Statement of Changes in Stockholders' Equity        7

             Consolidated Statement of Cash Flows                             8

             Notes to the Consolidated Financial Statements                  10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13


                         PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                20

  Item 6. Exhibits and Reports on Form 8-K                                   20

  Signatures                                                                 21

  Exhibit Index                                                              22



                              Page 2 of 23 Pages

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                         MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (Unaudited)



                              Page 3 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                            June 30, 1997             December 31, 1996
                                                                            -------------             -----------------
                                                                             (unaudited)
ASSETS

Cash and cash equivalents                                                   $  17,581,508                $  18,231,926
Restricted cash                                                                 1,914,777                    1,968,851
Commissions receivable                                                         17,699,873                   18,558,643
Equity in affiliated companies                                                  2,776,987                    2,756,741
Receivable from clearing firm                                                   3,239,318                    2,200,062
Deposits with clearing organizations
  (Includes cash of $195,617 and U.S. Treasury
   bills of $6,542,856 at June 30, 1997)                                        6,738,473                    7,181,992
Securities owned                                                                4,564,024                    8,751,276
Receivable from broker-dealers and customers                                   15,034,653                    9,042,613
Prepaid expenses and other assets                                               5,105,224                    6,177,118
Deferred tax asset                                                              5,718,852                    6,662,193
Furniture, equipment and leasehold  improvements                               12,335,525                   13,624,500
Intangible assets                                                               1,811,793                    2,016,800
                                                                            -------------                -------------

    Total assets                                                            $  94,521,007                $  97,172,715
                                                                            =============                =============




             The accompanying notes are an integral part of these
                      consolidated financial statements.


                              Page 4 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 (continued)


                                                                          June 30, 1997                December 31, 1996
                                                                          --------------               -----------------
                                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Short-term borrowings                                                    $  14,429,743                 $    9,688,983
  Accounts payable and accrued liabilities                                    18,142,187                     17,336,032
  Accrued compensation payable                                                18,879,462                     22,973,060
  Income taxes payable                                                         1,605,809                      1,804,543
  Obligations under capitalized leases                                         1,175,614                      1,428,764
  Securities sold, not yet purchased                                                                          1,724,531
  Payable to broker dealers and customers                                                                     1,826,250
  Deferred taxes payable                                                         719,324                        719,324
  Notes payable                                                                6,223,909                      7,379,762
                                                                           -------------                 --------------
                                                                              61,176,048                     64,881,249
                                                                           -------------                 --------------
Minority interest in consolidated subsidiaries                                  (272,319)                      (159,408)
                                                                           -------------                 --------------
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, none issued and outstanding at June
    30, 1997 and December 31, 1996
  Common stock, $.001 par value; at December 31, 1996,
    30,000,000 shares authorized, 8,949,656 shares issued
    and outstanding; at June 30, 1997, 30,000,000 shares
    authorized, 9,011,294 shares issued and 8,949,656
    shares outstanding (Notes 1 and 2)                                             8,950                          8,950
  Additional paid-in capital                                                  33,533,867                     33,533,867
  Treasury stock                                                                (211,599)
  Accumulated deficit                                                         (2,405,078)                    (3,546,081)
  Foreign translation adjustment                                               2,691,138                      2,454,138
                                                                           -------------                 --------------
       Total stockholders' equity                                             33,617,278                     32,450,874
                                                                           -------------                 --------------
       Total liabilities and stockholders' equity                          $  94,521,007                 $   97,172,715
                                                                           =============                 ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 5 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)

                                              For the Three Months Ended                      For the Six Months Ended
                                            June 30,                 June 30,                June 30,              June 30,
                                               1997                    1996                   1997                   1996
                                         -----------------------------------------------------------------------------------
Revenue:
  Commission income                      $ 42,704,169              $ 41,740,861           $  86,116,521         $  90,080,825
  Interest income                             395,117                   422,059                 823,788               840,831
  Other income                                252,225                    89,792                 428,806               164,517
                                         ------------              ------------           -------------         -------------
                                           43,351,511                42,252,712              87,369,115            91,086,173
                                         ------------              ------------           -------------         -------------
Costs and expenses:
  Payroll and related costs                27,603,129                26,012,610              54,146,346            54,366,463
  Communication costs                       4,133,683                 4,435,222               8,485,917             8,383,935
  Travel and entertainment                  2,672,903                 2,759,893               5,387,284             5,369,774
  Occupancy costs                           1,551,042                 1,532,392               3,101,912             3,033,358
  Depreciation and amortization             1,334,601                 1,145,865               2,657,419             2,317,835
  Clearing fees                             1,407,018                   924,671               3,256,561             2,116,366
  General, administrative and
    other expenses                          2,115,056                 2,059,012               3,688,556             4,063,782
  Interest expense                            231,757                   151,464                 447,263               299,522
                                         ------------              ------------           -------------         -------------
                                           41,049,189                39,021,129              81,171,258            79,951,035
                                         ------------              ------------           -------------         -------------
Income before provision for
    income taxes and minority
    interest                                2,302,322                 3,231,583               6,197,857            11,135,138
Provision for income taxes                  1,826,105                 1,987,353               4,433,952             6,086,881
                                         ------------              ------------           -------------         -------------
Income before minority interest               476,217                 1,244,230               1,763,905             5,048,257

Minority interest in consolidated
    subsidiaries                             (369,161)                  (96,168)               (622,902)             (447,020)
                                         ------------              ------------           -------------         -------------
Net income                               $    107,056              $  1,148,062           $   1,141,003         $   4,601,237
                                         ============              ============           =============         =============
Average common shares outstanding
    (Note 1)                                8,949,656                 8,949,656               8,949,656             8,949,656

Earnings per share (Note 1)              $        .01              $        .13           $         .13         $         .51

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 6 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIODS ENDED DECEMBER 31, 1996 AND JUNE 30, 1997 (unaudited)

                                                                                        Notes
                                       Additional                                      receivable        Foreign
                          Common        paid-in       Treasury       Accumulated         from           translation
                           stock        capital         stock          deficit        stockholders      adjustments       Total
                           -----        -------         -----          -------        ------------      -----------       -----
Balance at
 December 31, 1995     $   4,258      $ 48,193,040   ($10,177,107)   ($  7,251,041)   ($  2,243,709)   $  2,865,823    $ 31,391,264

Retirement of             (2,587)      (10,174,520)    10,177,107
 treasury stock

Net income for
 the year ended
 December 31, 1996                                                       3,704,960                                        3,704,960

Foreign translation
 adjustment                                                                                                (411,685)       (411,685)

Recapitalization
 in connection
 with the Merger:

  Retirement of
     EBIC stock           (1,671)            1,671
  Issuance of
     shares to
     EBIC                  8,950        18,234,300                                                                       18,243,250
     shareholders
  Cash
    consideration
    paid to EBIC                       (21,955,012)                                                                     (21,955,012)
    shareholders
  Repayment of
    stockholder notes                                                                     2,243,709                       2,243,709
  Expenses
    incurred in
    connection
    with Merger                           (765,612)                                                                        (765,612)
                       ---------      ------------   ------------     ------------     ------------    ------------   -------------
Balance at
 December 31, 1996         8,950        33,533,867                      (3,546,081)                       2,454,138      32,450,874

Net income for
 the six months
 ended June 30, 1997                                                     1,141,003                                        1,141,003


Acquisition of
 treasury stock                                          (211,599)                                                         (211,599)

Foreign translation
adjustment                                                                                                  237,000         237,000
                       ---------      ------------   ------------     -----------      ------------    ------------    ------------
 Balance at June
   30, 1997            $   8,950      $ 33,533,867   ($   211,599)   ($  2,405,078)    $               $  2,691,138    $ 33,617,278
                       =========      ============    ===========     ============     ============    ============    ============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 7 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                                                   For the Six Months Ended
                                                                                          June 30, 1997              June 30, 1996
                                                                                         --------------              -------------
Cash flows from operating activities:
  Net income                                                                                $ 1,141,003               $  4,601,237
    Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                           2,657,419                  2,317,835
      Provision for doubtful accounts                                                            24,328                    (13,909)
      Undistributed earnings of affiliates                                                     (652,932)                  (422,239)
      Minority interest in consolidated subsidiaries                                           (266,070)                  (216,211)
      Imputed interest expense                                                                   42,658                     52,940
      Amortization of deferred expenses                                                                                        729
      Deferred income taxes                                                                     898,094                    318,788
  Change in assets and liabilities:
      Increase in restricted cash                                                                                             (764)
      Decrease (increase) in commissions receivable                                             642,906                 (1,472,233)
      Increase in receivable from clearing firm                                              (1,039,256)                  (577,422)
      Decrease (increase) in deposits with clearing organizations                               437,820                    (52,169)
      Decrease in securities owned                                                            4,187,252
      Increase in receivable from broker dealers and customers                               (5,992,040)                (1,100,497)
      Decrease in prepaid expenses and other assets                                           1,717,836                    288,605
      Decrease in short-term borrowings                                                       4,740,760
      Increase in accounts payable and accrued liabilities                                      863,147                  4,302,486
      (Decrease) increase in accrued compensation payable                                    (3,828,252)                 2,651,067
      Increase (decrease)  in income taxes payable                                             (117,887)                (4,349,219)
      Decrease in securities sold, not yet purchased                                         (1,724,531)
      Decrease (increase) in payable to broker dealers and customers                         (1,826,250)                 1,273,046
                                                                                            -----------               ------------
          Net cash provided by operating activities                                           1,906,005                  7,602,070
                                                                                            -----------               ------------
Cash flows from investing activities:
      Purchase of fixed assets                                                               (1,380,599)                (1,369,440)
      Proceeds from the sale of subsidiary                                                      322,622
      Investment in equity affiliates                                                            51,368
      Increase in minority interest in consolidated subsidiaries
                                                                                                (34,292)
                                                                                            -----------               ------------
          Net cash used in investing activities                                              (1,040,901)                (1,369,440)
                                                                                            -----------               ------------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 8 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited) (continued)

                                                                                                 For the Six Months Ended
                                                                                          June 30, 1997               June 30, 1996
                                                                                          -------------               -------------
Cash flows from financing activities:
  Repayment of notes receivable from stockholder                                                                           196,124
  Decrease in notes payable                                                                  (1,099,311)
  Decrease in obligations under capitalized leases                                             (207,034)                  (282,962)
  Acquisition of treasury stock                                                                (211,599)
  Increase in minority shareholders                                                              20,588
  Issuance of common stock, net of expenses                                                                               (236,406)
                                                                                           ------------               ------------
   Net cash used in financing activities                                                      1,497,356                   (323,244)
                                                                                           ------------               ------------
Effect of exchange rate changes on cash                                                         (18,165)                    16,624
                                                                                           ------------               ------------
Net (decrease) increase in cash and cash equivalants                                           (650,417)                 5,926,010

Cash and cash equivalents at beginning of period                                             18,231,925                 27,013,350
                                                                                           ------------               ------------
Cash and cash equivalents at end of period                                                 $ 17,581,508               $ 32,939,360
                                                                                           ============               ============

Supplemental disclosures of cash flow information

Interest paid                                                                              $    141,953
Income taxes paid                                                                             1,724,564               $  5,848,411


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 9 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Maxcor Financial Group Inc. ("the Company") was incorporated in Delaware in August 1994 under the name of Financial Services Acquisition Corporation, with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, the Company acquired Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker, in a merger transaction (the "Merger"). The Company changed its name to Maxcor Financial Group Inc. in June 1997.

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

The number of shares of the common stock, par value $.001 per share ("Common Stock"), of the Company outstanding and related earnings per share information, as presented in the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), were presented on a pro forma basis, as if all shares anticipated to be issued in the Merger (9,011,295) had been issued and were outstanding for the merged and recapitalized entity at December 31, 1996 and for the entire period. This number of shares outstanding and related earnings per share information has now been restated to reflect actual shares issued and outstanding at December 31, 1996 of 8,949,656, which is also the number of actual shares outstanding at June 30, 1997. Shares outstanding and related earnings per share information for the three month and six month periods ended June 30, 1996 have been presented as if all shares outstanding at June 30, 1997 had been issued and were outstanding for such three month and six month periods ended June 30, 1996.

                             Page 10 of 23 Pages

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form

10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1996 and for each of the years in the three year period then ended and the footnotes thereto included in the 1996 Form 10-K.

NOTE 2 - STOCKHOLDERS' EQUITY:

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At June 30, 1997, the Company had outstanding 8,949,656 shares of Common Stock, 7,566,666 redeemable common stock purchase warrants (issued in connection with the Company's 1994 initial public offering) and 7,451,610 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the public offering warrants). Each of the Company's outstanding warrants (both series) currently entitles the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share. The warrants expire on November 30, 2001 and are redeemable, at a price of $.01 per warrant, upon 30 days notice at any time, but only if the last sale price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

At June 30, 1997, the Company had 15,018,276 shares of Common Stock reserved for issuance upon exercise of its warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that may be granted pursuant to the Company's 1996 Stock Option Plan.

The Company held 61,638 shares of Common Stock and 115,015 Series B warrants in treasury at June 30, 1997.


                             Page 11 of 23 Pages

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At June 30, 1997, no shares of preferred stock were issued or outstanding.

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.


NOTE 3 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Euro Brokers Maxcor Inc. ("EBMI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. EBMI has elected to use the alternative method, as permitted by the rule, which requires that EBMI maintain minimum net capital, as defined, equal to the greater of $250,000; 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At June 30, 1997, EBMI's net capital was $13,597,751 and exceeded the minimum requirement of $250,000 by $13,347,751. EBMI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

                             Page 12 of 23 Pages

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

                       Three Months Ended June 30, 1997
               Compared to the Three Months Ended June 30, 1996

         Commission income for the three months ended June 30, 1997 increased $963,308 to $42,704,169, compared to $41,740,861 for the comparable period in 1996. The net increase primarily resulted from the combination of overall increased brokerage (other than in London) of approximately $7.0 million, principally reflective of increased brokerage activity in New York and Tokyo, partially offset by reduced brokerage activity in London of approximately $4.9 million reflecting reduced market share and several departmental restructurings that occurred in 1996 and reduced brokerage of approximately $1.2 million associated with the sale of the Company's Hong Kong joint venture interest in February 1997.

         Interest income for the three months ended June 30, 1997 decreased by $26,942 to $395,117, compared to $422,059 for the comparable period in 1996, reflective of slightly reduced cash balances in a generally stable interest rate environment.

         Other income for the three months ended June 30, 1997 increased $162,433 to $252,225, compared to $89,792 for the comparable period in 1996, primarily due to increased trading gains on securities transactions for the quarter ended June 30,

                             Page 13 of 23 Pages

1997 of approximately $404,000, partially offset by foreign exchange losses for the quarter ended June 30, 1997 of approximately $178,000.

         Payroll and related costs for the three months ended June 30, 1997 increased $1,590,519 to $27,603,129, compared to $26,012,610 for the three months ended June 30, 1996. The increase was primarily the net result of expansion of fixed income securities products and certain derivatives in New York and expansion of business in Mexico City and Sydney; partially offset by reduced costs associated with certain departmental restructurings in London and the sale of the Company's Hong Kong joint venture interest approximating $850,000 and $925,000, respectively. As a percentage of commission income, payroll and related costs increased from 62.3% in the three months ended June 30, 1996 to 64.6% in the three months ended June 30, 1997, reflective of certain fixed salary costs in areas with reduced revenues.

         Communication costs for the three months ended June 30, 1997 decreased $301,539 to $4,133,683, compared to $4,435,222 for the three months ended June 30, 1996, primarily as a result of net benefits associated with the restructuring of departments in London and the sale of the Company's Hong Kong joint venture interest in February 1997, of approximately $400,000 and $231,000, respectively; partially offset by costs of approximately $400,000 associated with net expansion of certain businesses in New York and continued expansion of the Company's proprietary screen system.

         Travel and entertainment costs for the three months ended June 30, 1997 decreased $86,990 to $2,672,903, compared to $2,759,893 for the three months ended June 30, 1996, reflective of efforts to control such expenses. As a percentage of commission income, travel and entertainment expenses decreased to 6.2% in the second quarter of 1997 from 6.5% in the second quarter of 1996.

         Occupancy costs represent expenses incurred in connection with various operating leases in respect of the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 1997, these costs increased by $18,650 to $1,551,042, compared to $1,532,392 for the three months ended June 30, 1996. The net increase primarily results from the offsetting effects of aggregate rent escalations in New York and London of approximately $120,000, rent attributable to new office space in Mexico City of $40,000, and a rent decrease of approximately $130,000 relating to the Company's sale of its Hong Kong joint venture interest in February 1997.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment, automobiles and amortization of leasehold improvements. For the three months ended June 30, 1997, depreciation and amortization expense increased $188,736 to $1,334,601, compared to $1,145,865

                             Page 14 of 23 Pages
for the same period in 1996. This increase was principally due to continued expansion of the Company's proprietary screen system. The Company also continues to replace and upgrade its communications and computer technology.

         Clearing fees are fees for transaction settlements and credit enhancement which are charged by clearing institutions where the Company acts as riskless principal on a fully matched basis. These expenses increased $482,347 to $1,407,018 for the three months ended June 30, 1997, compared to $924,671 for the three months ended June 30, 1996, due principally to the growth in the volume of cleared transactions.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, food costs and dues to various industry associations. These expenses increased by $56,044 to $2,115,056 for the three months ended June 30, 1997, compared to $2,059,012 for the three months ended June 30, 1996.

         Interest expense for the three months ended June 30, 1997 increased $80,293 to $231,757, compared to $151,464 for the three months ended June 30, 1996. The increase was the net result of increased interest expense of approximately $40,000 incurred in connection with the financing of securities positions taken from time to time while conducting municipal securities business; increased interest expense of approximately $64,000 incurred in connection with capitalized lease obligations; and reduced interest expense of approximately $33,000 associated with scheduled repayments of the principal balance outstanding on the Company's indebtedness.

         Provision for income taxes for the three months ended June 30, 1997 decreased by $161,248 to $1,826,105, compared to $1,987,353 for the three months ended June 30, 1996, principally due to reduced income before tax. The Company's effective tax rate increased from 61.5% to 79.3% from the second quarter of 1996 to the second quarter of 1997, primarily reflecting the impact of non-deductibility of certain entertainment expenses and reduced pre-tax accounting income, which increases the effect of such non-deductible expenses.

         Minority interest in consolidated subsidiaries for the three months ended June 30, 1997 increased by $272,993 to $369,161, compared to $96,168 for the three months ended June 30, 1996, primarily reflecting the combined effect of greater net income allocated to the Company's joint venture partner in Japan and the elimination of losses allocated to minority shareholders of the

Company's Hong Kong joint venture upon the disposition of the Company's interest therein in February 1997.

                             Page 15 of 23 Pages

                        Six Months Ended June 30, 1997
                Compared to the Six Months Ended June 30, 1996

         Commission income for the six months ended June 30, 1997 decreased $3,964,304 to $86,116,521, compared to $90,080,825 for the comparable period in 1996. The net decrease primarily resulted from reduced brokerage activity in London of approximately $7.5 million, reflecting reduced market share and several departmental restructurings that occurred in 1996, and a decrease of approximately $2.9 million resulting from the sale of the Company's Hong Kong joint venture interest in February 1997. These reductions in commission income were partially offset by overall increases in brokerage elsewhere, principally in New York (an increase of approximately $5.2 million), but also reflective of expansion in Mexico City and Sydney.

         Interest income for the six months ended June 30, 1997 decreased by $17,043 to $823,788, compared to $840,831 for the six months ended June 30, 1996, reflective of slightly reduced cash balances in a generally stable interest rate environment.

         Other income for the six months ended June 30, 1997 increased by $264,289 to $428,806, compared to $164,517 for the same period in 1996. This increase primarily reflects increased trading gains on securities transactions of approximately $460,000, reduced by a decrease of approximately $131,000 in foreign exchange gains recognized in the first six months of 1997 versus those recognized in the first six months of 1996.

         Payroll and related costs for the six months ended June 30, 1997 decreased $220,117 to $54,146,346, compared to $54,366,463 for the comparable six months of 1996. The decrease in costs is the net effect of expansion of business in New York, accounting for increased costs of approximately $4.4 million, and departmental restructurings in London and the Company's disposition of its Hong Kong joint venture interest, accounting for net reduced costs of approximately $2.5 million and $2.2 million, respectively. Payroll and related costs increased slightly as a percentage of commission income to 61.6% for the six months ended June 30, 1997 as compared with 59.7% for the same period for 1996, reflective of certain fixed salary costs in areas with reduced revenues.

         Communication costs for the six months ended June 30, 1997 increased $101,982 to $8,485,917, compared to $8,383,935 for the six months ended June 30, 1996, primarily as a result of costs associated with continued expansion of the Company's proprietary screen system and communication systems to access additional emerging markets, partially offset by reduced communication costs of

                             Page 16 of 23 Pages
approximately $506,000 associated with the Company's sale of its Hong Kong joint venture interest in February 1997.

         Travel and entertainment costs for the six months ended June 30, 1997 increased $17,510 to $5,387,284, or 6.1% of commission income, compared to $5,369,774, or 5.9% of commission income, for the six months ended June 30, 1996. The slight increase in the ratio of travel and entertainment expenses to commission income reflects increased expenses associated with efforts to maintain and improve market share.

         Occupancy costs increased $68,554 to $3,101,912 for the six months ended June 30, 1997, compared to $3,033,358 for the six months ended June 30, 1996. The net increase primarily results from aggregate escalations in New York and London occupancy costs of approximately $280,000, partially offset by reduced rent associated with the sale of the Company's Hong Kong joint venture interest in February 1997.

         For the six months ended June 30, 1997, depreciation and amortization expense increased $339,584 to $2,657,419, compared to $2,317,835 for the six months ended June 30, 1996, reflective of continued expansion of the Company's proprietary screen system. The Company also continues to replace and upgrade its communications and computer technology.

         Clearing fees increased $1,140,195 to $3,256,561 for the six months ended June 30, 1997, compared to $2,116,366 for the six months ended June 30, 1996, due principally to the growth in the volume of cleared transactions.

         General, administrative and other expenses decreased $375,226 to $3,688,556 for the six months ended June 30, 1997, compared to $4,063,782 for the six months ended June 30, 1996, principally due to the reversal of a contingency provision of approximately $450,000.

         Interest expense increased $147,741 to $447,263 for the six months ended June 30, 1997, compared to $299,522 for the comparable period of 1996. The increase was the net result of increased interest expense of approximately $135,000 incurred in connection with the financing of security positions taken from time to time while conducting municipal securities business; increased interest expense of approximately $64,000 incurred in connection with capitalized lease obligations; and reduced interest costs of approximately $65,000 associated with scheduled repayments of the principal balance outstanding on the Company's indebtedness.

                             Page 17 of 23 Pages

         Provision for income taxes for the six months ended June 30, 1997 decreased $1,652,929 to $4,433,952, compared to $6,086,881 for the six months ended June 30, 1996, principally due to reduced income before tax. The Company's effective tax rate increased from 54.7% to 71.5% from the first six months of 1996 to the first six months of 1997, primarily reflecting the impact of non-deductibility of certain entertainment expenses and reduced pre-tax accounting income, which increases the effect of such non-deductible expenses.


         Minority interest in consolidated subsidiaries for the six months ended June 30, 1997 increased by $175,882 to $622,902, compared to $447,020 for the six months ended June 30, 1996, primarily due to elimination of losses allocated to minority shareholders of the Company's Hong Kong joint venture interest upon the disposition of the Company's interests therein in the first quarter of 1997.

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firms and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business, which commenced in June 1996. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from one of the Company's clearing firms. At June 30, 1997, the Company had net assets relating to securities transactions of approximately $5.2 million, reflecting securities owned of approximately $4.6 million and receivables from broker-dealers and customers of approximately $15.0 million, financed by short-term borrowings of approximately $14.4 million.

         Notes payable at June 30, 1997 of approximately $6.2 million reflects the remaining three equal installments of principal due on November 30 of each of 1997, 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986. These installments and the interest thereon are expected to be met from operating activities. Notes payable at December 31, 1996 included notes issued by the Company's Hong Kong joint venture to minority shareholders in connection with the formation of the joint venture. In February 1997, the Company sold its interest in the joint

                             Page 18 of 23 Pages
venture and, accordingly, the notes are no longer a liability of the Company.

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



                             Page 19 of 23 Pages

                          PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

        Information required in response to this item is incorporated herein by reference to Item 5 of the Company's Current Report on Form 8-K dated June 18, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit     Description
-------     -----------

27          Financial Data Schedule (filed in electronic form only)


(b)  Reports on Form 8-K

        During the three months ended June 30, 1997, the Company filed a Current Report on Form 8-K dated June 18, 1997 reporting the change in its name from Financial Services Acquisition Corporation to Maxcor Financial Group Inc. and the results of its annual meeting of shareholders (election of directors and ratification of appointment of independent accountants).


                             Page 20 of 23 Pages

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 14, 1997


                            MAXCOR FINANCIAL GROUP INC.
                                    (Registrant)



                                    /s/ Gilbert D. Scharf
                            ------------------------------------------------
                            Gilbert D. Scharf, Chairman of the Board,
                            President and Chief Executive Officer

                                    /s/ Michael J. Scharf
                            -------------------------------------------------
                            Michael J. Scharf, Vice President, Secretary
                            and Treasurer
                            (Chief Financial and Principal Accounting Officer)



                             Page 21 of 23 Pages

                                EXHIBIT INDEX

Exhibit       Description                                                  Page
-------       -----------                                                  ----

27            Financial Data Schedule (filed in electronic form only)        23



                             Page 22 of 23 Pages