Form 10-Q
period 1997-09-30
MAXCOR FINANCIAL GROUP INC
filed 1997-11-14
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1997

                        Commission File Number 0-25056
                                               -------
                         MAXCOR FINANCIAL GROUP INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   59-3262958
   -------------------------------              -------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)


                            Two World Trade Center
                           New York, New York 10048
                       -------------------------------
                   (Address of principal executive office)


                                (212) 748-7000
                        -------------------------------
                           (Registrant's telephone
                         number, including area code)

       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                   No
                     ----                     ----

       The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 12, 1997 was 8,949,656.

                       The Exhibit Index is on Page 24

                              Page 1 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.

                                    INDEX
                                    -----
                                                                    Page
                                                                    -----

                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):                             3

             Consolidated Statement of Financial Condition               4

             Consolidated Statement of Income                            6

             Consolidated Statement of Changes in
             Stockholders' Equity                                        7

             Consolidated Statement of Cash Flows                        8

             Notes to the Consolidated Financial Statements             10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          14

                         PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             22

  Signatures                                                            23

  Exhibit Index                                                         24



                              Page 2 of 25 Pages

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                      CONSOLIDATED FINANCIAL STATEMENTS
                      ---------------------------------
                              September 30, 1997
                              ------------------
                                 (Unaudited)


                              Page 3 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------

                                       September 30, 1997    December 31, 1996
                                       ------------------    -----------------
                                          (unaudited)

ASSETS

Cash and cash equivalents                   $13,677,524            $18,231,926
Restricted cash                               1,858,518              1,968,851
Commissions receivable                       17,662,745             18,558,643
Equity in affiliated companies                2,653,566              2,756,741
Receivable from clearing firm                 2,750,531              2,200,062
Deposits with clearing organizations
 (Includes cash of $264,804 and U.S.
 Treasury bills of $8,342,912 at
 September 30, 1997)                          8,607,716              7,181,992
Securities owned                              3,366,773              8,751,276
Receivable from broker-dealers and
 customers                                    5,803,548              9,042,613
Prepaid expenses and other assets             5,535,867              6,177,118
Deferred tax asset                            5,514,119              6,662,193
Furniture, equipment and leasehold
 improvements                                11,795,826             13,624,500
Intangible assets                             1,709,290              2,016,800
                                            -----------            -----------
   Total assets                             $80,936,023            $97,172,715
                                            ===========            ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Page 4 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                                 (continued)

                                           September 30, 1997  December 31, 1996
                                           ------------------- -----------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:

 Short-term borrowings                            $ 5,802,491     $ 9,688,983
 Accounts payable and accrued liabilities          18,438,579      17,336,032
 Accrued compensation payable                      12,900,352      22,973,060
 Income taxes payable                               2,463,477       1,804,543
 Obligations under capitalized leases               1,103,519       1,428,764
 Securities sold, not yet purchased                                 1,724,531
 Payable to broker dealers and customers                            1,826,250
 Deferred taxes payable                               719,324         719,324
 Notes payable                                      6,142,901       7,379,762
                                                  -----------     -----------
                                                   47,570,643      64,881,249
                                                  -----------     -----------
Minority interest in consolidated subsidiaries       (284,731)       (159,408)
                                                  -----------     -----------
Stockholders' equity:
 Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 1997 and December 31, 1996

 Common stock, $.001 par value; at December 31, 1996,
  30,000,000 shares authorized, 8,949,656 shares
  issued and outstanding; at September
  30, 1997, 30,000,000 shares authorized,
  9,011,294 shares issued and 8,949,656 shares
  outstanding (Notes 1 and 2)                           8,950           8,950
 Additional paid-in capital                        33,533,867      33,533,867
 Treasury stock                                      (227,932)
 Accumulated deficit                               (2,327,250)     (3,546,081)
 Foreign translation adjustment                     2,662,476       2,454,138
                                                  -----------     -----------
    Total stockholders' equity                     33,650,111      32,450,874
                                                  -----------     -----------
    Total liabilities and stockholders' equity    $80,936,023     $97,172,715
                                                  ===========     ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.


                          Page 5 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                 (unaudited)

                                                          For the Three Months Ended            For the Nine Months Ended
                                                        September 30,      September 30,      September 30,     September 30,
                                                            1997              1996                1997              1996
                                                     ----------------   -----------------   --------------     --------------

Revenue:
  Commission income                                   $42,355,643          $44,605,416       $128,472,164       $134,686,240
  Interest income                                         420,643              482,846          1,244,431          1,323,677
  Other income (expense)                                  110,649              (11,480)           539,455            153,038
                                                    --------------       --------------      -------------      -------------
                                                       42,886,935           45,076,782        130,256,050        136,162,955
                                                    --------------       --------------      -------------      -------------
Costs and expenses:
  Payroll and related costs                            27,221,761           29,218,669         81,368,107         83,585,132
  Communication costs                                   3,729,294            5,008,038         12,215,211         13,391,973
  Travel and entertainment                              2,636,848            2,732,150          8,024,132          8,101,924
  Occupancy costs                                       1,402,485            1,728,389          4,504,397          4,761,747
  Depreciation and amortization                         1,346,129            1,091,552          4,003,548          3,409,387
  Clearing fees                                         1,559,226            1,106,666          4,815,787          3,223,032
  General, administrative and
    other expenses                                      2,350,601            2,172,911          6,039,157          6,236,693
  Interest expense                                        220,836              180,602            668,099            480,124
                                                    --------------       --------------      -------------      -------------
                                                       40,467,180           43,238,977        121,638,438        123,190,012
                                                    ==============       ==============      =============      =============
Income before provision for
  income taxes and
  minority interest                                     2,419,755            1,837,805          8,617,612         12,972,943

Provision for income taxes                              1,935,963            1,677,498          6,369,915          7,764,379
                                                    --------------       --------------      -------------      -------------

Income before minority interest                           483,792              160,307          2,247,697          5,208,564

Minority interest in consolidated
  subsidiaries                                           (405,964)             621,729         (1,028,866)           174,709
                                                    --------------       --------------      -------------      -------------
Net income                                            $    77,828          $   782,036       $  1,218,831       $  5,383,273
                                                    ==============       ==============      =============      =============

Average common shares outstanding
  (Note 1)                                              8,949,656            8,949,656          8,949,656          8,949,656

Earnings per share (Note 1)                           $       .01          $       .09       $        .14       $        .60



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 6 of 25 pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          ---------------------------------------------------------

  FOR THE PERIODS ENDED DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (unaudited)
  --------------------------------------------------------------------------

                                                                                            Notes
                                              Additional                                  receivable        Foreign
                                     Common     paid-in       Treasury       Accumulated     from         translation
                                      stock     capital         stock          deficit    stockholders    adjustments     Total
                                     -----     -------         -----          -------     -----------     -----------     -----
Balance at
 December 31, 1995                   $4,258    $48,193,040   ($10,177,107)  ($7,251,041)  ($2,243,709)    $2,865,823   $31,391,264

Retirement of
 treasury stock                      (2,587)   (10,174,520)    10,177,107

Net income for
 the year ended
 December 31, 1996                                                            3,704,960                                  3,704,960

Foreign
 translation
 adjustment                                                                                                 (411,685)     (411,685)

Recapitalization
 in connection
 with the Merger:

  Retirement of
   EBIC stock                        (1,671)         1,671

  Issuance of
   shares to EBIC
   shareholders                       8,950     18,234,300                                                              18,243,250

  Cash consideration
   paid to EBIC shareholders                   (21,955,012)                                                            (21,955,012)

  Repayment of
   stockholder notes                                                                        2,243,709                    2,243,709

  Expenses incurred in
   connection with Merger                         (765,612)                                                               (765,612)
                                 ----------  --------------  ------------   ------------  -------------   -----------  ------------
Balance at
December 31, 1996                     8,950     33,533,867                   (3,546,081)                   2,454,138    32,450,874

Net income for the
 nine months ended
 September 30, 1997                                                           1,218,831                                  1,218,831

Acquisition of
 treasury stock                                                  (227,932)                                                (227,932)


Foreign translation
 adjustment                                                                                                  208,338       208,338
                                 ----------  --------------  ------------   ------------  -------------   -----------  ------------
Balance
 at September 30, 1997               $8,950    $33,533,867   ($   227,932)  ($2,327,250)  $               $2,662,476   $33,650,111
                                 ==========  ==============  ============   ============  =============   ===========  ============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              Page 7 of 25 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (unaudited)

                                                 For the Nine Months Ended
                                          September 30, 1997  September 30, 1996
                                          ------------------- ------------------
Cash flows from operating activities:
 Net income                                    $1,218,831         $5,383,273
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation and amortization                4,003,548          3,409,387
   Provision for doubtful accounts                 60,369            (91,728)
   Undistributed earnings of affiliates        (1,661,898)          (961,855)
   Minority interest in consolidated
    subsidiaries                                 (269,532)        (1,061,269)
   Imputed interest expense                        64,279             80,156
   Amortization of deferred expenses                                   1,092
   Deferred income taxes                        1,099,614            396,897
  Change in assets and liabilities:
   Increase in restricted cash                                          (770)
   Decrease (increase) in commissions
    receivable                                    448,528         (2,224,103)
   Increase in receivable from clearing firm     (550,469)        (1,151,164)
   Increase in deposits with clearing
    organizations                              (1,436,269)        (5,171,857)
   Decrease (increase) in securities owned      5,384,503         (4,971,218)
   Decrease in receivable from broker dealers
    and customers                               3,239,065
   Decrease in prepaid expenses and
    other assets                                2,013,924            452,003
   (Decrease) increase in short-term
    borrowings                                 (3,886,492)           315,080

   Increase in accounts payable and
    accrued liabilities                         1,393,281          4,666,462
   Decrease in accrued compensation payable    (9,645,707)        (2,968,478)
   Increase (decrease) in income taxes payable    880,181         (4,752,947)
   Decrease in securities sold, not
    yet purchased                              (1,724,531)
   (Decrease) increase in payable to
    broker dealers and customers               (1,826,250)         2,614,975
                                               -----------        -----------
     Net cash provided by operating activities (1,195,025)        (6,036,064)
                                               -----------        -----------
Cash flows from investing activities:
   Purchase of fixed assets                    (2,245,957)        (2,914,170)
   Proceeds from the sale of subsidiary           322,622
   Sale of exchange membership                    140,000            101,602
   (Increase) decrease in minority interest
    in consolidated subsidiaries                  (46,073)           676,227
                                               -----------        -----------
     Net cash used in investing activities     (1,829,408)        (2,136,341)
                                               -----------        -----------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              Page 8 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                           (unaudited) (continued)

                                                    For the Nine Months Ended
                                                  September 30,    September 30,
                                                       1997             1996
                                                   ------------     ------------

Cash flows from financing activities:
 Repayment of notes receivable from stockholders                      2,243,709
 Issuance of shares in connection with Merger                        18,284,859
 Expenses incurred in connection with Merger                           (738,807)
 Cash merger consideration paid to
  EBIC shareholders                                                 (21,955,012)
 (Decrease) increase in notes payable               (1,099,509)       1,101,069
 Decrease in obligations under capitalized leases     (249,202)        (467,546)
 Acquisition of treasury stock                        (227,932)
 Increase in minority shareholders                      20,591
                                                   -----------      -----------

 Net cash used in financing activities              (1,556,052)      (1,531,728)
                                                   -----------      -----------


Effect of exchange rate changes on cash                 26,084          153,206
                                                   -----------      -----------

Net decrease in cash and cash equivalents           (4,554,401)      (9,550,927)

Cash and cash equivalents at beginning
 of period                                          18,231,925       27,013,350
                                                   -----------      -----------

Cash and cash equivalents at end of period         $13,677,524      $17,462,423
                                                   ===========      ===========

Supplemental disclosures of cash flow information:

Interest paid                                      $   328,430
Income taxes paid                                    3,110,437      $ 7,782,035


Supplemental disclosure of non cash activities:

Reductions of common stock and additional paid
 in capital in connection with the retirement
 of Treasury Stock                                                  $10,177,107


             The accompanying notes are an integral part of these
                      consolidated financial statements.


                              Page 9 of 25 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                                 (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
------------------------------------------------
Maxcor Financial Group Inc. ("the Company") was incorporated in Delaware in August 1994 under the name of Financial Services Acquisition Corporation, with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, the Company acquired Euro Brokers Investment Corporation ("EBIC"), a privately-held international and domestic inter-dealer broker, in a merger transaction (the "Merger"). The Company changed its name to Maxcor Financial Group Inc. in June 1997.

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of the Company's business and assets.

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

The number of shares of the common stock, par value $.001 per share ("Common Stock"), of the Company outstanding and related earnings per share information, as presented in the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), were presented on a pro forma basis, as if all shares anticipated to be issued in the Merger (9,011,295) had been issued and were outstanding for the merged and recapitalized entity at December 31, 1996 and for the entire period. This number of shares outstanding and related earnings per share information has now been restated to reflect actual shares issued and outstanding at December 31, 1996 of 8,949,656, which is also the number of actual shares outstanding at September 30, 1997. Shares outstanding and related earnings per share information for the three month and nine month periods ended September 30, 1996 have been presented as if all shares outstanding at September 30, 1997 had been issued and were outstanding for such three month and nine month periods ended September 30, 1996.

                              Page 10 of 25 Pages

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1996 and for each of the years in the three year period then ended and the footnotes thereto included in the 1996 Form 10-K.

NOTE 2 - STOCKHOLDERS' EQUITY:
------------------------------

Common stock and warrants:
--------------------------

The Company is authorized to issue 30,000,000 shares of Common Stock. At September 30, 1997, the Company had outstanding 8,949,656 shares of Common

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

At September 30, 1997, the Company had 15,018,276 shares of Common Stock reserved for issuance upon exercise of its warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that may be granted pursuant to the Company's 1996 Stock Option Plan.

The Company held 61,638 shares of Common Stock and 115,015 Series B warrants in treasury at September 30, 1997.


                             Page 11 of 25 Pages

Preferred stock:
----------------

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At September 30, 1997, no shares of preferred stock were issued or outstanding.

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

NOTE 3 - NET CAPITAL REQUIREMENTS:
----------------------------------

The Company's U.S. broker-dealer subsidiary, Euro Brokers Maxcor Inc. ("EBMI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. EBMI has elected to use the alternative method, as permitted by the rule, which requires that EBMI maintain minimum net capital, as defined, equal to the greater of $250,000; 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At September 30, 1997, EBMI's net capital was $13,888,484 and exceeded the minimum requirement of $250,000 by $13,638,484. EBMI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 4 - SUBSEQUENT EVENTS:
---------------------------

Exchange Offer:
--------------

On October 16, 1997, the Company commenced an exchange offer (the "Offer") to acquire all of its outstanding warrants on the basis of one newly-issued share of Common Stock for every six warrants (of either or both series) tendered and accepted in the Offer (with cash paid in lieu of fractional shares of Common Stock). Consummation of the Offer was conditioned upon a minimum of 95% of the outstanding warrants being tendered and not withdrawn prior to the expiration date of the Offer. As of Midnight, November 13, 1997, the original expiration date of the offer, the preliminary count from the exchange agent indicated that a total of 14,179,712 warrants, or approximately 94.4% of all outstanding warrants, had been

                              Page 12 of 25 Pages
tendered and not withdrawn in the Offer (including pursuant to guaranteed delivery procedures). The Company has accordingly extended the expiration date of the Offer until 5:00 p.m., November 14, 1997 (and may make further extensions if necessary in order to consummate the Offer).

Increased Trading Volume:
-------------------------

During the four trading-day period of October 23, 1997 through October 28, 1997, the Company's EBMI subsidiary, which operates as an inter-dealer broker, experienced an approximately five-fold increase in the trading volume of the emerging markets debt securities it brokers for institutional counterparties, together with unprecedented price volatility in such securities. As a result, EBMI, its counterparties and its clearing firms all experienced significant delays and backlogs in the processing and settlement of such trades. Although the temporary increase in volume has generated additional commission income, the delays and backlogs have resulted in additional costs for EMBI (e.g., personnel overtime, clearing fees and financing charges) and, together with the price volatilities experienced by market participants, had the effect of reducing EBMI's subsequent trading volumes with many of its counterparties and of heightening certain of the risks normally faced by EBMI in its business (e.g., delayed discovery of unmatched trades and possible regulatory changes affecting its business). Reference is made to the "Cautionary Statements" section of the 1996 Form 10-K and the "Risk Factors" section of the Company's prospectus, dated October 16, 1997 (and comprising a part of the Company's Registration Statement on Form S-4 filed in connection with the Offer), for a fuller description of these risks. The Company currently believes that the above-described events have not had and will not have a material adverse effect on the Company's financial condition or year-end results of operations. However, until the remaining backlog has been completely sorted through, further costs or losses could arise or be identified.


                              Page 13 of 25 Pages

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

                    Three Months Ended September 30, 1997
            Compared to the Three Months Ended September 30, 1996

         Commission income for the three months ended September 30, 1997 decreased $2,249,773 to $42,355,643, compared to $44,605,416 for the comparable period in 1996. The net decrease primarily resulted from the combination of decreased brokerage of approximately $6.2 million, principally related to reduced brokerage of approximately $2.9 million associated with the sale of the Company's Hong Kong joint venture interest in February 1997 and decreased brokerage in London of approximately $3.1 million reflecting several departmental restructurings that occurred in 1996 and reduced market share. This decrease was partially offset by increased brokerage in New York, Mexico City and Tokyo of approximately $3.9 million.

         Interest income for the three months ended September 30, 1997 decreased by $62,203 to $420,643, compared to $482,846 for the comparable period in 1996, reflective of reduced cash balances in a generally stable interest rate environment.

         Other income (expense) for the three months ended September 30, 1997 increased $122,129 to $110,649, compared to ($11,480) for the comparable period in

                             Page 14 of 25 Pages

1996, reflecting among other things net foreign exchange gains, gains on municipal securities transactions and other miscellaneous items.

         Payroll and related costs for the three months ended September 30, 1997 decreased $1,996,908 to $27,221,761, compared to $29,218,669 for the three months ended September 30, 1996. The decrease was primarily the net result of increased costs associated with expansion of fixed income securities products and certain derivative product areas in New York and expansion of business in Mexico City; partially offset by reduced costs associated with certain departmental restructurings in London and the sale of the Company's Hong Kong joint venture interest. As a percentage of commission income, payroll and related costs decreased from 65.5% in the three months ended September 30, 1996 to 64.3% in the three months ended September 30, 1997, reflective of efforts to more closely correlate compensation to revenue.

         Communication costs for the three months ended September 30, 1997 decreased $1,278,744 to $3,729,294, compared to $5,008,038 for the three months ended September 30, 1996, primarily as a result of benefits associated with the restructuring of departments in London and the sale of the Company's Hong Kong joint venture interest in February 1997.

         Travel and entertainment costs for the three months ended September 30, 1997 decreased $95,302 to $2,636,848, compared to $2,732,150 for the three months ended September 30, 1996. As a percentage of commission income, travel and entertainment expenses stayed relatively consistent at 6.2% in the third quarter of 1997 compared with 6.1% in the third quarter of 1996.

         Occupancy costs represent expenses incurred in connection with various operating leases in respect of the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 1997, these costs decreased by $325,904 to $1,402,485, compared to $1,728,389 for the three months ended September 30, 1996. This decrease primarily reflects reduced costs relating to the Company's sale of its Hong Kong joint venture interest in February 1997.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment, automobiles and amortization of leasehold improvements. For the three months ended September 30, 1997,



                             Page 15 of 25 Pages
depreciation and amortization expense increased $254,577 to $1,346,129, compared to $1,091,552 for the same period in 1996. This increase was principally due to continued expansion of the Company's proprietary screen system. The Company also continues to replace and upgrade its communications and computer technology.


         Clearing fees are fees for transaction settlements and credit enhancement which are charged by clearing institutions where the Company acts as riskless principal on a fully matched basis. These expenses increased $452,560 to $1,559,226 for the three months ended September 30, 1997, compared to $1,106,666 for the three months ended September 30, 1996, due primarily to the growth in the volume of cleared transactions.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, food costs and dues to various industry associations. These expenses increased by $177,690 to $2,350,601 for the three months ended September 30, 1997, compared to $2,172,911 for the three months ended September 30, 1996. The increase includes the net effects of increased insurance costs of approximately $50,000 and a reserve of approximately $500,000 for the write-off of certain equipment deployed in the Canadian securities market in connection with the Company's efforts to implement an interactive electronic execution system, partially offset by reduced legal fees of approximately $528,000.

         Interest expense for the three months ended September 30, 1997 increased $40,234 to $220,836, compared to $180,602 for the three months ended September 30, 1996. The increase was the net result of increased interest expense of approximately $37,000 incurred in connection with the financing of securities positions taken from time to time while conducting municipal securities business; increased interest expense of approximately $53,000 incurred in connection with capitalized lease obligations; and reduced interest expense of approximately $35,000 associated with scheduled repayments of the principal balance outstanding on the Company's indebtedness.

         Provision for income taxes for the three months ended September 30, 1997 increased by $258,465 to $1,935,963, compared to $1,677,498 for the three months ended September 30, 1996, principally due to increased income before provision for income taxes and minority interest. The Company's effective tax rate decreased from 91.3% to 80.0% from the third quarter of 1996 to the third quarter of 1997, primarily reflecting a lesser impact of the non-deductibility of certain entertainment expenses on higher pre-tax income.


                              Page 16 of 25 Pages

         Minority interest in consolidated subsidiaries for the three months ended September 30, 1997 increased by $1,027,693 to ($405,964), compared to $621,729 for the three months ended September 30, 1996, primarily reflecting the combined effect of greater net income allocated to the Company's joint venture partner in Japan, offset by the elimination of losses allocated to minority shareholders of the Company's Hong Kong joint venture upon the disposition of the Company's interest therein in February 1997.

                     Nine Months Ended September 30, 1997
             Compared to the Nine Months Ended September 30, 1996


         Commission income for the nine months ended September 30, 1997 decreased $6,214,076 to $128,472,164, compared to $134,686,240 for the comparable period in 1996. The net decrease primarily resulted from reduced commissions in London of approximately $10.6 million reflecting several departmental restructurings that occurred in 1996 and reduced market share and a decrease of approximately $5.8 million resulting from the sale of the Company's Hong Kong joint venture interest in February 1997. These reductions in commission income were partially offset by overall increases in New York of approximately $7.4 million and in Tokyo of approximately $1.5 million.

         Interest income for the nine months ended September 30, 1997 decreased by $79,246 to $1,244,431, compared to $1,323,677 for the nine months ended September 30, 1996, reflective of reduced cash balances in a generally stable interest rate environment.

         Other income for the nine months ended September 30, 1997 increased by $386,417 to $539,455, compared to $153,038 for the same period in 1996. This increase primarily reflects trading gains on municipal securities transactions, partially offset by a decrease in foreign exchange gains recognized in the period ended September 30, 1997 as compared with those recognized in the period ended September 30, 1996.

         Payroll and related costs for the nine months ended September 30, 1997 decreased $2,217,025 to $81,368,107, compared to $83,585,132 for the comparable nine months of 1996. The decrease in costs is the net effect of increased costs associated with increased revenues in New York, offset by reduced costs from departmental restructurings in London and the Company's disposition of its Hong




                             Page 17 of 25 Pages

Kong joint venture interest. Payroll and related costs increased slightly as a percentage of commission income to 63.3% for the nine months ended September 30, 1997 as compared with 62.1% for the same period for 1996, reflective of certain fixed salary costs in areas with reduced revenues.

         Communication costs for the nine months ended September 30, 1997 decreased $1,176,762 to $12,215,211, compared to $13,391,973 for the nine months ended September 30, 1996, primarily as a result of reductions associated with the Company's sale of its Hong Kong joint venture interest in February 1997 and decreased communication costs in London, partially offset by an increase in costs associated with the expansion of business in New York.

         Travel and entertainment costs for the nine months ended September 30, 1997 decreased $77,792 to $8,024,132, or 6.2% of commission income, compared to $8,101,924, or 6.0% of commission income, for the nine months ended September 30, 1996. The slight increase in the ratio of travel and entertainment expenses to commission income reflects continued efforts to maintain and improve market share.

         Occupancy costs decreased $257,350 to $4,504,397 for the nine months ended September 30, 1997, compared to $4,761,747 for the nine months ended September 30, 1996. The net decrease primarily results from reduced rent costs of approximately $565,000 associated with the sale of the Company's Hong Kong joint venture interest in February 1997, offset by aggregate escalations in New York and London occupancy costs of approximately $220,000 and increased occupancy costs of approximately $95,000 associated with expansion in Mexico City.

         For the nine months ended September 30, 1997, depreciation and amortization expense increased $594,161 to $4,003,548, compared to $3,409,387 for the nine months ended September 30, 1996, resulting from the continued expansion of the Company's proprietary screen system. The Company also continues to replace and upgrade its communications and computer technology.

         Clearing fees increased $1,592,755 to $4,815,787 for the nine months ended September 30, 1997, compared to $3,223,032 for the nine months ended September 30, 1996, due primarily to the growth in the volume of cleared transactions.

                              Page 18 of 25 Pages

         General, administrative and other expenses decreased $197,536 to $6,039,157 for the nine months ended September 30, 1997, compared to $6,236,693 for the nine months ended September 30, 1996, principally due to the net effect of reversal of a contingency provision of approximately $450,000 and reduced legal fees of approximately $700,000, partially offset by a reserve of approximately $500,000 for the write-off of certain equipment deployed in the Canadian securities market in connection with the Company's efforts to implement an interactive electronic execution system, increased insurance costs of approximately $130,000 and other miscellaneous costs of approximately $320,000 for the nine months ended September 30, 1997.

         Interest expense increased $187,975 to $668,099 for the nine months ended September 30, 1997, compared to $480,124 for the comparable period of 1996. The increase was the net result of increased interest expense of approximately $172,000 incurred in connection with the financing of security positions taken from time to time while conducting the Company's municipal securities business; increased interest expense of approximately $120,000 incurred in connection with capitalized lease obligations; and reduced interest costs of approximately $100,000 associated with scheduled repayments of the principal balance outstanding on the Company's indebtedness.

         Provision for income taxes for the nine months ended September 30, 1997 decreased $1,394,464 to $6,369,915, compared to $7,764,379 for the nine months ended September 30, 1996, principally due to reduced income before tax. The Company's effective tax rate increased from 59.9% to 73.9% from the first nine months of 1996 to the first nine months of 1997, primarily reflecting the impact of non-deductibility of certain entertainment expenses and reduced pre-tax accounting income, which increases the effect of such non-deductible expenses.

         Minority interest in consolidated subsidiaries for the nine months ended September 30, 1997 increased by $1,203,575 to ($1,028,866), compared to $174,709 for the nine months ended September 30, 1996, primarily reflecting greater net income allocated to the Company's joint venture partner in Japan, offset by the elimination of losses allocated to minority shareholders of the Company's Hong Kong joint venture upon the disposition of the Company's interests therein in the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible


                             Page 19 of 25 Pages
into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firms and securities owned.

         Cash and cash equivalents and accrued compensation payable at September 30, 1997 reflect a reduction from levels at December 31, 1996 principally due to the timing of employee bonus payments which occurred in August.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business, which commenced in June 1996. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from one of the Company's clearing firms. At September 30, 1997, the Company had net assets relating to securities transactions of approximately $3.4 million, reflecting securities owned of approximately $3.4 million and receivables from broker-dealers and customers of approximately $5.8 million, financed by short-term borrowings of approximately $5.8 million.

         Pursuant to its membership in Government Securities Clearing Corporation, the Company's U.S. broker-dealer subsidiary is required to maintain minimum regulatory capital of $10 million, including a pledge of $5 million in U.S. Treasury securities. In addition, the subsidiary's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned pledge and deposits have been reflected as deposits with clearing organizations on the Consolidated Statement of Financial Condition.

         Notes payable at September 30, 1997 of approximately $6.1 million reflects the remaining three equal installments of principal due on November 30 of each of 1997, 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986. These installments and the interest thereon are expected to be met from operating activities. Notes payable at December 31, 1996 included notes issued by the

Company's Hong Kong joint venture to minority shareholders in connection with the formation of the joint venture. In February 1997, the Company sold its interest in the joint venture and, accordingly, the notes are no longer a liability of the Company.

         The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are

                             Page 20 of 25 Pages
not limited to, net capital or stockholders' equity requirements. The Company has historically met regulatory net capital and stockholders' equity requirements and believes it will be able to continue to do so in the future.

                             Page 21 of 25 Pages

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit        Description
-------        -----------
27             Financial Data Schedule (filed in electronic form only)

(b)  Reports on Form 8-K

        During the three months ended September 30, 1997, the Company filed a Current Report on Form 8-K, dated August 21, 1997, reporting the approval by its Board of Directors of the commencement of its common stock for warrants exchange offer.


                              Page 22 of 25 Pages

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 14, 1997

                               MAXCOR FINANCIAL GROUP INC.


                                  (Registrant)


                                     /s/ Gilbert D. Scharf
                         --------------------------------------------
                         Gilbert D. Scharf, Chairman of the Board,
                         President and Chief Executive Officer


                                      /s/ Keith E. Reihl
                         --------------------------------------------
                         Keith E. Reihl, Chief Financial Officer and Treasurer


                         Page 23 of 25 Pages

                                EXHIBIT INDEX

Exhibit  Description                                                      Page
-------  -----------                                                      ----
27       Financial Data Schedule  (filed in electronic form only)         25



                         Page 24 of 25 Pages