Form 10-K405
period 1997-12-31
MAXCOR FINANCIAL GROUP INC
filed 1998-03-31
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to____________

                        Commission File Number 0-25056
                                               -------

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        59-3262958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Two World Trade Center, 84th Floor, New York, NY                 10048
-------------------------------------------------                -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (212) 748-7000
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                               (Title of class)

                        Preferred Stock Purchase Rights
                        -------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq National Market closing sales price of $2.00 on March 27, 1998, was approximately $11,454,300.

         As of March 27, 1998, 11,330,631 shares of Common Stock were outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 1998) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof as provided therein.

                          MAXCOR FINANCIAL GROUP INC.

                                     INDEX
                                     -----

                                                                      Page
                                                                      ----
                                    PART I

Item 1.   Business..................................................    3

Item 2.   Properties................................................   15

Item 3.   Legal Proceedings.........................................   15

Item 4.   Submission of Matters to a Vote of  Security-Holders......   15


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................   16

Item 6.   Selected Financial Data...................................   17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk   28

Item 8.   Financial Statements and Supplementary Data...............   29

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................   29


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant........   29

Item 11.  Executive Compensation....................................   29

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management................................................   29

Item 13.  Certain Relationships and Related Transactions............   30


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K...............................................   30


Signatures..........................................................   31


Consolidated Financial Statements and Notes.........................  F-1

Index to Consolidated Financial Statements..........................  F-2

Exhibit Index.......................................................  X-1

                                    PART I

ITEM 1.   BUSINESS

History

         Maxcor Financial Group Inc. (the "Company" or "Maxcor") was incorporated under the name of "Financial Services Acquisition Corporation" in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. To this end, the Company consummated an initial public offering in December 1994 (the "IPO"), pursuant to which it issued 3,583,333 units, each comprised of one share of common stock, $.001 par value ("Common Stock"), and two redeemable common stock purchase warrants ("Series A Warrants"), and raised net proceeds of approximately $20 million.

         On March 8, 1996, the Company entered into a merger agreement to acquire Euro Brokers Investment Corporation ("EBIC"), since 1986 a privately held domestic and international inter-dealer broker for a broad range of financial instruments. Pursuant to the merger agreement, a newly-formed, wholly-owned subsidiary of the Company merged (the "Merger") with and into EBIC on August 16, 1996, with EBIC thereby becoming a wholly-owned subsidiary of the Company. In the Merger, former holders of EBIC common stock received consideration consisting, in the aggregate, of approximately $22 million in cash, 4,505,666 shares of Common Stock and 7,566,625 Series B redeemable common stock purchase warrants ("Series B Warrants" and, together with the Series A Warrants, the "Warrants") of the Company (economically identical in their terms to the Series A Warrants).

         In connection with the Merger, the Company also acquired, in exchange for 225,000 shares of Common Stock, all of the unit purchase options that had been issued in the IPO (representing the right, in the aggregate, to acquire 333,333 units) and redeemed, for cash, 136,000 shares of Common Stock for which certain Merger-related conversion rights had been exercised.

         In June 1997, in connection with its Annual Meeting of Stockholders, the Company changed its name to Maxcor Financial Group Inc.

         In November 1997, the Company consummated an exchange offer, on the basis of 0.1667 of a share of Common Stock for each Warrant (the "Exchange

Offer"), pursuant to which it issued an aggregate of 2,380,975 shares of Common Stock in exchange for 14,283,296 (or approximately 95.1%) of the then-outstanding Warrants. As a result of the Exchange Offer, the Warrants were delisted from trading on the Nasdaq National Market and deregistered under the Securities Exchange Act of 1934, as amended.

         At December 31, 1997, the Company had outstanding 11,330,631 shares of Common Stock and 734,980 Warrants. The Common Stock is traded on the Nasdaq National Market under the symbol "MAXF".

         The Merger was accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of Maxcor. Accordingly, financial and other information of the Company presented herein for dates and periods prior to the Merger, unless otherwise indicated, represent financial and other information of EBIC (and its subsidiaries and affiliates) for such dates and periods.

Overview

         The Company is a financial services holding company. Through the Euro Brokers division of its Maxcor Financial Inc. subsidiary, a U.S. registered broker-dealer, and other EBIC subsidiaries and affiliates, the Company conducts its principal business as a leading domestic and international inter-dealer brokerage firm, specializing in emerging market debt and related products, cash deposits and other money market instruments, interest rate and currency derivatives, natural gas, electricity and other energy-related products, repurchase agreements and other fixed income securities. In 1998, Maxcor Financial Inc. also started an investment banking business. In addition, the Company's Maxcor Financial Asset Management Inc. subsidiary, a registered investment advisor, is engaged in securities lending through its Euro Brokers Securities Lending division, as well as other asset management activities.

         The Company, which has approximately 650 employees worldwide, conducts its businesses through principal offices in New York, Stamford, London, Tokyo, Toronto and Mexico City and by means of correspondent relationships with other brokers throughout the world. The Company operates in each of these six financial centers (other than Tokyo) through wholly-owned subsidiaries. In Tokyo, the Company has a 50% interest in a partnership (the "Tokyo Partnership") with Yagi Euro Corporation ("Yagi Euro") and a 15% minority interest in Yagi Euro itself.

         In its inter-dealer brokerage business, the Company functions primarily as an intermediary, matching up the trading needs of its customers, who are primarily well-capitalized banks, investment banks and broker-dealers. The Company assists its customers in executing trades by identifying counterparties with reciprocal interests. The Company provides its services through an international network of brokers who service direct phone lines to most of the Company's approximately 2000 clients and through proprietary screen systems and other delivery systems that provide customers with historical data and real-time pricing information in the Company's various products. Customers use the Company's services for several reasons. First, a customer can benefit from the broader access and liquidity provided by the Company's worldwide broker and telecommunications network, which communicates with and services most of the largest banks and securities firms. The result is typically better pricing and faster execution than the customer could achieve acting unilaterally. Second, the Company provides customers with anonymity, thereby enhancing their flexibility and ability to act without signaling their intentions to the marketplace. Third, because of its network, the Company can provide high-quality pricing and market information, as well as sophisticated analytics and trading and arbitrage opportunities.

         The Company's inter-dealer brokerage transactions are principally of two types, (i) "name give-up" transactions, whereby the Company acts only as a matching broker, and (ii) transactions whereby the Company acts as a "matched riskless principal." Primarily in transactions involving money market instruments, derivative products and certain repurchase agreements, the trades are arranged while preserving the customers' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions the Company acts solely as the matching broker and not as a counterparty itself. Consummation of the transaction may then remain subject to the counterparties who have been matched by the Company accepting the credit of each other. In the second type of transaction, primarily securities transactions, the Company acts as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of various clearing institutions with which the Company has contractual arrangements, and who will have previously reviewed and approved the credit of the participating counterparties.

Products

         The Company's inter-dealer brokerage business generally falls into the brokerage of three broad groups of products: (i) money market products,
(ii) derivative products and (iii) securities products.

         Money Market Products

         In general, money market products take the form of cash deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market products primarily include Eurodollar deposits, term and overnight Federal Funds and Interbank deposits, Eurocurrency deposits, certificates of deposit, banker's acceptances and short-term commercial paper. The most traditional product in this category is the Eurodollar deposit, which are U.S. dollar deposits placed with financial institutions domiciled outside the United States (including foreign branches of U.S. banks). Eurocurrency deposits are non-dollar deposits placed outside the country of denomination, such as Euro Swiss Francs, Euro Deutsche Marks and Euro Yen. The Company brokers money market products predominantly to multinational banks.

         Derivative Products

         A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial instruments employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives most frequently brokered by the Company are interest rate swaps, interest rate options, and forward rate agreements, in each case conducted in a multitude of different currencies and localized primarily by office. The Company also brokers cross-currency swaps and a broad variety of energy-related derivatives.

         In an interest rate swap, two parties agree to exchange interest rate payment obligations on a notional principal amount over the term of the swap. No principal is exchanged, and market risk for the parties is limited to differences in the interest payments. The usual format for swaps involves the exchange of fixed rate payments based on the term of the swap for floating rate payments based on a shorter-term rate. Interest rate options, which may also be structured as "cap," "floor" or "swaption" transactions, are transactions in which one party grants the other the right (but not the obligation) to receive a payment equal to the amount by which an interest rate either exceeds (for call options) or is less than (for put options) a specified strike rate.

         Forward rate agreements ("FRAs") are over-the-counter, off-balance sheet instruments similar to interest rate futures, designed to give the counterparties protection against a shift in the future in interest rates for time deposits. The buyer, or borrower, of a FRA agrees to pay the seller, or lender, at some specified future settlement date, an amount of interest based on a notional principal at a fixed rate for a specified period of time. The seller agrees to pay the buyer, on the same future settlement date, an amount of interest based on the same amount of notional principal and the same period of time, but based on the then-prevailing market rate for the time period. No actual principal is exchanged. On the settlement date, the buyer and the seller calculate the present value of the net interest owed, and one party pays the other accordingly.

         The Company also brokers trades in cross-currency swaps, in which interest rate flows denominated in different currencies are exchanged, based on predetermined notional amounts, in order to convert exposure in one currency to another.


         Energy-related derivatives brokered by the Company primarily consist of options and physical contracts based on natural gas, electricity, emissions and coal, and generally are transactions in which payments based on fixed and floating commodities indices are exchanged. The Company has recently begun brokering weather-related derivatives, which may be based, among other measures, upon the average temperature or rainfall of a given city during a stated period of time.

         The Company brokers most of its derivative products predominantly to multinational banks and investment banks. Energy-related derivative products, however, are often traded by large energy marketing and trading companies.

         Securities Products

         Products brokered by the Company in this category primarily consist of a variety of debt obligations issued by governments, banks and corporations. The Company brokers transactions in emerging market debt, municipal securities, U.S. Treasury zero coupon bonds, U.S. domestic convertible bonds, floating rate notes and other corporate securities. This category also includes repurchase agreements.

         Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options and repurchase agreements on the foregoing, continues to constitute the largest area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a joint venture in Buenos Aires. The market coverage of the teams from these locations is worldwide. The Company's brokerage of emerging market debt utilizes direct communication phone lines and provides pricing and other data through proprietary, computerized screen systems located directly in customers' offices. In most emerging markets transactions, Euro Brokers acts as matched riskless principal and settles trades through its clearing firms.

         Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. The Company acts as an intermediary primarily for the U.S. Primary Government Dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury and mortgaged-backed repurchase agreements. As is the case with emerging markets, the Company disseminates repurchase agreement market information via its proprietary, computerized screens. Most of the repurchase agreements that the Company executes for dealers are cleared through the Government Securities Clearing Corporation, in which Maxcor Financial Inc. is a member, although some are brokered on a name give-up basis.

         Since mid-1996, the Company has also brokered municipal securities out of its Connecticut office; generally acting as a matched riskless principal, but also using a small allocation of the firm's capital to support limited inventory positions. In October 1996, the Company also established a U.S. convertible bond desk, generally brokering such instruments on a name give-up basis.

         In its securities lending business, the Company arranges for the lending of securities held in its clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which are primarily U.S. government and agency securities and U.S. corporate bonds (but also non-dollar government securities and corporate bonds), the Company receives either (i) cash collateral, which it then reinvests to earn a spread over the rebate rate it is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower.

         The Company brokers securities products predominantly to banks, investment banks and other financial institutions.

Communications Network and Information and Related Systems

         The Company has a global communications network through which it conducts its business and a sophisticated computerized information system over which it receives and transmits current market information. Its teams of computer and communications specialists provide technological support to the network. The Company is continually upgrading its technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout its network. Through the continued development and use of proprietary software, computerized screen displays, digital networks and interactive capabilities, the Company strives to keep its communication, technology and information systems as current as possible.

         To ensure rapid and timely access to the most current market bids and offers, the majority of the Company's customers are connected to the Company via dedicated point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt, repurchase agreements, options on emerging market debt, banker's acceptances and commercial paper, the Company maintains an extensive private network to connect the Company's offices and the specific customers who trade in these products. In this way, all such customers have the simultaneous ability to view and act upon market bids and offers. The Company has also developed and deployed in 1997 an Internet real-time distribution capability for its emerging markets screen information, which is expected to allow access to customers in more remote or unproven brokerage locations without incurring the infrastructure costs associated with expanding its private network.

         Most of the markets in which the Company operates are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, the Company's business depends heavily on the use of advanced telephone equipment, computer systems and pricing software. Direct line voice communication, real-time computerized screen systems and rapid trade execution for its clients are all imperative for the Company's continued success in the inter-dealer brokerage business. For this reason, the Company continually needs to expend significant resources on the maintenance, expansion and enhancement of its communication and information system networks. After payroll, such costs have historically represented the Company's second largest item of expenditure.

         In 1998, in connection with its emerging market debt business, the Company is testing and implementing an electronic blotter system as part of an upgraded front and middle-office trade processing system. The new system, which will replace paper blotters and certain existing software, is expected to introduce numerous efficiencies, including the ability to handle trading volumes far in excess of current capabilities, identify almost immediately unbalanced trade conditions as they occur and provide customers with more certain and rapid check-outs of their transactions.

Personnel

         As of February 28, 1998, the Company employed 486 brokers, plus an additional administrative staff, including officers and senior managers, of 166 persons, for a total employee headcount of 652. Of the brokers, 273 were located in the U.S. and 150 were located in Europe, with the balance distributed among the Company's other office locations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Geographic Data

         Note 24 of the Notes to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 1997, with respect to each of the Company's principal geographic locations.

Competition

         The inter-dealer brokerage industry is highly competitive, with the success of a company within the industry dependent on a variety of key factors. These factors include:

         o the experience of and extent of client networks developed by the firm and its personnel
         o     the range of products and value-added services offered
         o     commission rates
         o     the quality, speed and reliability of service
         o     proficiency in and ability to implement current technology
         o     salaries and other cost structures

         o     capital resources and perceived creditworthiness.

         While there are not many large international inter-dealer brokers and entry into the industry is costly, the Company encounters intense competition in all aspects of its business from several companies which are divisions of much larger financial services conglomerates and which have significantly greater resources than the Company. Moreover, all brokerage firms are subject to the pressures of offering their services at a lower price. The recent pace of consolidation in the banking and financial services community continues to reduce the number of customers in the marketplace and, accordingly, has further increased the competition among inter-dealer brokers and the downward pressure on already low commission rates. The use of volume discounting has also become more widespread in recent years. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

         As global communication advances and new technologies are developed, the inter-dealer brokerage industry also is becoming more susceptible to the possibility of losing customers to electronic trading systems that provide for fully automated trade matching. In practice, these systems so far have proved most viable in markets involving very standardized products, such as spot foreign exchange and U.S. equities. The Company believes that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching. However, the number and penetration of such automated trading platforms is increasing. For example, Bloomberg, primarily known as a data and analytical service provider, has increasingly used its network of terminals to facilitate on-line screen-based trading between authorized parties. The further development and successful deployment of such systems could ultimately have significant adverse effects on the Company's business.

         The Company is inherently reliant on relationships with clients that develop over time, and certain of the Company's brokers have established long-term associations with customers. The Company's success depends to a significant extent on these relationships and on the performance and experience of a number of key management and brokerage personnel. The loss of one or more of these key employees, who are often the target of aggressive recruitment efforts by competitors within the industry, could have a material adverse effect on the Company. Moreover, the highly competitive hiring environment by itself creates upward pressures on broker compensation that can reduce profit margins. While the Company has entered into employment agreements with and granted stock options to many of its key employees, there can be no assurance that such employment agreements or stock-based compensation will be effective in retaining such persons' services or that other key personnel will remain with the Company indefinitely. Nor can there be any guarantee that the Company will be able to attract and retain qualified, experienced individuals, whether to replace current personnel or as a result of expansion, because competition in the brokerage industry for such individuals is intense.

         The Company also faces intense competition from other inter-dealer brokers to achieve revenues from, and the widest dissemination and acceptance of, the data generated and collected from its brokerage business. Although the Company currently is seeking to enhance such revenues (see Item 7 below), there can be no assurances that the Company will be successful in its efforts.

Regulation

         The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interests of customers participating in those markets.

         Maxcor Financial Inc. ("MFI"), a wholly owned subsidiary of the Company formerly known as Euro Brokers Maxcor Inc., is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), all applicable states, and is a member of the National

Association of Securities Dealers, Inc. ("NASD"). Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR") in the case of MFI, may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

         As a futures commission merchant, MFI is also registered with the Commodity Futures Trading Commission and is a member of the National Futures Association and, as such, its activities in the futures and options-on-futures markets are subject to regulation by these bodies.

         MFI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury repurchase agreements and other U.S. Treasury securities. Such membership requires MFI to maintain a minimum net capital of $10,000,000, including a minimum deposit with GSCC of $5,000,000.

         Maxcor Financial Asset Management Inc. ("MFAM"), a subsidiary of the Company, is an investment advisor, registered with the SEC, pursuant to its securities lending activities. As a result, MFAM's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MFAM from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.


         The Company's business is also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including the Bank of England, the Securities and Futures Authority (the "SFA") and the Director General of Fair Trading in the United Kingdom, the Ontario Securities Commission in Canada, the Bank of Japan and the Japanese Ministry of Finance in Japan, and the Banking and Securities National Commission in Mexico. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

         Economic and Market Conditions

         The Company's brokerage business and its profitability are affected by many factors, including the volatility of securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, legislation affecting the business and financial communities and the economy in general. Low trading volume may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs is fixed.

         Liability for Unsettled Trades

         The Company through its subsidiaries functions as an intermediary, matching the trading needs of financial institutions by providing specialized services. Some of these transactions are executed on a name give-up basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed and, subject to acceptance of the credit, the transaction is completed directly by both counterparties. Other transactions are completed with the subsidiary acting as a matched riskless principal in which the respective parties to the transaction know the subsidiary as the counterparty. The transactions are then settled through a clearing institution. In the process of executing brokerage transactions, from time to time in the fast moving markets in which such subsidiaries operate, miscommunications or other errors can arise whereby transactions are completed with only one counterparty ("out trades"), thereby creating a potential liability for such subsidiaries. If the out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, the risk to the subsidiary is usually limited. If discovery is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. Although out trades usually become known at the time of or later on the day of the trade, on occasion they are not discovered until later in the settlement process. When out trades occur and are discovered, the Company's policy is to have the unmatched position disposed of promptly. Out trades generally increase with increases in the volatility of the market and, depending on their number and amount, have the potential to have a material adverse effect on the financial condition or results of operations of the Company.

         Systems and Technology

         In addition to the Company's continuing need to expend significant resources on the maintenance, expansion and enhancement of its communication network, information systems and other technology, it also faces the risk that the systems it currently has or in the future implements, or the software underlying such systems, will fail in some fashion or be inadequate to the task. During the Asian and Latin American debt crisis that occurred in late October 1997, the Company's trade processing system for emerging market debt was unable to handle smoothly the extraordinary spike in trading volume that occurred for a sustained five-day trading period. As a result, the Company experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades, all of which negatively impacted fourth quarter earnings. Although the Company believes that the electronic blotter and upgraded trade processing system that is being implemented in 1998 (see Item 7 below) will mitigate against any such recurrence, there can be no assurance that the Company will be successful in such implementation, that the system will function as anticipated, or that there will not be other, unanticipated system or technology failures that could negatively impact the Company's operations or business. In addition, although the Company currently anticipates that the "Year 2000" issue will not materially disrupt its operations as the result of any failure by the Company's systems to be Year 2000 compliant (see Item 7 below), the possibility remains that the compliance status of its customers, or currently unforeseen compliance issues faced by the Company, could have such a negative impact.

         Clearing Arrangements

         Daiwa Securities America Inc. ("Daiwa") and Morgan Stanley & Co. Incorporated ("Morgan Stanley") act as the primary clearing agents, on a fully-disclosed basis, for MFI. Under the terms of these agreements, Daiwa and Morgan Stanley clear as principals a significant portion of MFI's transactions in emerging market debt and other securities and, among other services, prepare and mail confirmations and monthly statements to customers. The Daiwa agreement is terminable by either party upon 30 days' prior notice and the Morgan Stanley agreement is terminable by either party upon 120 days' prior notice. Because of the short notice period and because Daiwa handles the majority of emerging market debt trades for MFI, a termination of its agreement with MFI, in particular, could have a material adverse effect on the Company's results of operation and financial condition if a new clearing arrangement were not established in a timely fashion with another clearing correspondent on terms acceptable to MFI. The anticipated April 1998 commencement of operations of the Emerging Markets Clearing Corporation (an industry-owned matching and netting system for certain emerging market debt) could mitigate to some extent any negative effects arising from such a termination, but it is not expected to be fully phased-in and implemented until 1999.

         European Market Unification

         The "European Monetary Union" is scheduled to commence on January 1, 1999 when the European Currency Unit will be replaced by the "Euro," and those national currencies which are to participate in the European Monetary Union will ultimately cease to exist as separate currencies by virtue of being replaced by the Euro. The introduction of a single currency for the European Community ("EC") could eliminate the European cross-currency market and have an adverse impact on the Company's business. Moreover, deregulation within the EC will allow brokers from any EC country to conduct business in any other EC country without the necessity of complying with the specific local regulations, and could increase the competitive challenges faced by the Company. Finally, to the extent that the Company or its customers fail to make and complete in timely fashion any necessary modifications of their computer software applications and systems to handle the new currency conversions required by the Euro, there could be a negative impact on the Company's business.

         Litigation and Arbitration

         Many aspects of the Company's business involve varying risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving participants in the inter-dealer brokerage industry, including employee claims alleging discrimination or defamation in connection with terminations and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or new desk hires. A settlement or judgment related to these or similar types of claims or activities could have a material adverse effect on the Company's financial condition or results of operations.

         Lack of Diversification

         EBIC and its subsidiaries and affiliates currently comprise substantially all of Maxcor's business and assets. Accordingly, the prospects for the Company's performance and the market prices for the Common Stock are highly dependent upon the performance of EBIC's inter-dealer brokerage business. Although the Company is continuously seeking to strengthen and improve EBIC's inter-dealer brokerage business, it is also currently exploring various options for diversifying the Company's businesses and sources of income and strengthening its capital base. There can be no assurances, however, that the Company will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively affect the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company has principal offices in each of the following locations:
New York, New York; London, England; Tokyo, Japan; Toronto, Canada; Stamford, Connecticut (beginning in April 1998); and Mexico City, Mexico. The Company leases all of its office space and has material lease obligations with respect to its New York and London premises. The Company occupies an aggregate of approximately 49,000 square feet of space in 2 World Trade Center in downtown New York under leases expiring on various dates from 2004 through 2007 (with a lease break provision in 2002). The Company occupies approximately 36,000 square feet of space in downtown London under a lease expiring in 2018 (with a lease break provision in 2003).

         The Company believes that its facilities are suitable and adequate for its present and anticipated purposes. See Note 20 of Notes to the Consolidated Financial Statements for further information regarding future minimum rental commitments under the Company's existing leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of their businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "MAXF". Prior to November 12, 1996, the Common Stock was quoted on the OTC Bulletin Board; an NASD sponsored and operated inter-dealer automated quotation system for equity securities not listed on The Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

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

Common Stock:                                               High        Low
                                                            ----        ---

         Year Ended December 31, 1996
         ----------------------------
         First Quarter.................................    $4.875      $4.625
         Second Quarter................................     5.063       4.875
         Third Quarter.................................     5.375       4.813
         Fourth Quarter (through November 11)..........     5.25        3.50
         Fourth Quarter (from November 12).............     4.00        2.625

         Year Ended December 31, 1997
         ----------------------------
         First Quarter.................................    $4.50       $2.875
         Second Quarter................................     3.375       2.375
         Third Quarter.................................     4.25        2.813
         Fourth Quarter................................     4.563       1.688

         As of March 26, 1998 there were 80 holders of record of the Common Stock. The Company is aware that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. Based on a broker-dealer inquiry made by the Company's transfer agent in March 1998, the Company believes there are approximately 736 beneficial owners of the Common Stock.

         The Company has never declared any cash dividends on the Common Stock. It is the present intention of the Company's Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Company does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report. Statement of Operations data presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expenses, foreign exchange effects and other non-operating items.

                                                                 Year Ended December 31,
                            ----------------------------------------------------------------------------------------------------
                                   1993                  1994               1995                1996               1997
                                   ----                  ----               ----                ----               ----
Statement of Operations
Revenue:
    Commission income         $ 135,577,625        $ 144,586,661       $ 171,576,327       $ 178,109,899     $ 163,467,438
    Other income                    722,838              207,522             518,052             590,959           968,536
                              -------------        -------------       -------------       -------------     -------------
                                136,300,463          144,794,183         172,094,379         178,700,858       164,435,974
                              --------------       -------------       -------------       -------------     -------------

Operating costs:
    Payroll and related costs    86,763,854           96,207,365         110,915,257         115,536,731       106,477,319
    Communication costs          12,987,800           15,633,010          17,187,573          18,288,441        16,010,272
    Travel and entertainment      8,681,483           10,493,903          10,224,384          11,355,183        10,386,202
    Occupancy costs               4,452,232            5,640,070           5,854,525           6,539,150         6,053,469
    Depreciation and
     amortization                 4,192,404            4,248,181           4,568,164           4,734,101         5,318,983
    Clearing fees                   863,445            3,647,556           3,777,710           4,411,515         6,165,264
    General and administrative    7,148,335            6,817,988           7,550,059           8,255,316         8,967,302
    Write-off of goodwill        12,643,948
                              -------------        -------------       -------------       -------------     -------------
                                137,733,501          142,688,073         160,077,672         169,120,437       159,378,811
                              -------------        -------------       -------------       -------------     -------------
Operating profit (loss)       (   1,433,038)           2,106,110          12,016,707           9,580,421        5,057,163
                              -------------        -------------       -------------       -------------     -------------

Other non-operating income
 (expenses):
    Interest expense          (   2,702,759)       (   1,635,547)      (     775,077)      (     693,132)    (     840,584)
    Other non-operating
     expenses                 (   2,086,718)       (     520,607)      (     295,344)      (     632,247)
    Other non-operating
     income                       1,487,918              490,000                                                   815,130
    Interest income               1,203,082            1,090,789           1,462,744           1,801,442         1,718,099
    Foreign exchange gain
    (loss)                           64,003        (      17,139)            214,295       (       8,229)          137,449

                              -------------        -------------       -------------       -------------     -------------
                              (   2,034,474)       (     592,504)            606,618             467,834         1,830,094
                              -------------        -------------       -------------       -------------     -------------

Income (loss) before provision
    for income taxes and
    minority interest         (   3,467,512)           1,513,606          12,623,325          10,048,255         6,887,257
Provision for income taxes        4,858,901            3,333,989           7,393,196           6,650,606         5,757,897
                              -------------        -------------       -------------       -------------     -------------

Income (loss) before
    minority interest         (   8,326,413)       (   1,820,383)          5,230,129           3,397,649         1,129,360

Minority interest             (     442,673)       (     250,480)     (    1,767,854)            307,311     (   1,398,352)
                              -------------        -------------       -------------       -------------     -------------

Net income (loss)             ($  8,769,086)       ($  2,070,863)      $   3,462,275       $   3,704,960     ($    268,992)
                              =============        =============       =============       =============     =============

                                                                   Year Ended December 31,
                              -----------------------------------------------------------------------------------------------
                                   1993                 1994               1995                 1996             1997
                                   ----                 ----               ----                 ----             ----
Balance Sheet Data:
Total assets                  $  76,631,544         $ 71,914,532        $ 82,078,742        $97,172,715      $88,051,513
Obligations under capitalized
  leases                          2,766,961            2,804,836           2,284,806          1,428,764          974,186
Notes payable                    27,080,598            9,830,284           7,880,032          7,379,762        6,261,839
Total liabilities                65,695,698           43,360,381          50,185,747         64,881,249       56,778,293
Minority interest                   548,179              492,154             501,731       (    159,408)    (    330,025)
Stockholders' equity             10,387,667           28,061,997          31,391,264         32,450,874       31,603,245

Per Share Information (a)
Net income                                                              $       0.39        $      0.41     ($      0.03)
Book value                                                              $       3.51        $      3.63      $      3.42
Weighted average common shares
    outstanding                                                            8,949,656          8,949,656        9,243,201

(a) The Merger acquisition of EBIC by Maxcor in August 1996 has been accounted for as a recapitalization of EBIC. Per share information has been presented as if all shares issued in the Merger had been issued as of January 1, 1995 and all such shares were outstanding for the merged and recapitalized entity since that date. See Notes 1 and 18 of Notes to the Consolidated Financial Statements.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          The Company's revenues currently are derived primarily from commissions. Generally, the Company receives a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and may also reflect discounts for high transaction volumes or other customer rebates.

          Other sources of revenues include interest income, derived primarily from deposits with clearing organizations and interest associated with municipal securities positions, gains and losses on securities transactions (currently primarily in connection with the Company's municipal securities business), earnings from the Company's equity affiliate, Yagi Euro, and foreign exchange gains and losses.

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

          The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of the Company's expenses. The Company's ability to compete effectively is significantly dependent on its ability to maintain a high level of client service through its proprietary software, computerized screen displays and digital networks. It is this infrastructure and technological commitment that enables the Company to support its existing client base and product lines, as well as provides a base for offering brokerage or other services in additional or newly developing financial instruments. Product expansion, when undertaken, also generally leads to an increase in the number of brokerage personnel since the markets usually require brokers to specialize in a single product or group of related products, rather than to function as market generalists.


          Reference is made to Item 6 above, "Selected Financial Data," for a summary table comparison of changes in the major categories of revenues and expenses over the Company's five most recent fiscal years.

     Year Ended December 31, 1997

          The year ended December 31,1997 proved to be a difficult and challenging year for the Company and, management believes, for other inter-dealer brokers. Mergers and acquisitions in the banking community, including, with the relaxation of regulatory barriers, between commercial banks and investment banks, have reduced the number of customers in the marketplace. This consolidation has increased the competition among inter-dealer brokers and placed additional downward pressure on already low commission rates. As a result, the Company believes there is a need more than ever to focus on brokering products where it can be among the top two or three brokers in the markets served.

          In view of the highly competitive market environment, management decided in 1997 to refocus its attention on the Company's core business units located in New York (and Connecticut), London and Tokyo. Accordingly, during the first half of the year management reviewed each of the Company's operations to identify the strategic business units for each office and exit certain areas that were either marginal to operations or unprofitable. In Australia, the Company liquidated its joint venture that had been established to broker Australian dollar derivative products. The joint venture was not successful in gaining a sufficient market share to cover operating costs, and the Company was unable to agree with its joint venture partner on a recapitalization plan. In South Africa, significant delays in receiving necessary regulatory approvals led to the Company forgoing its effort to establish an emerging markets screen system with counterparties located there. In Canada, the Company discontinued its Canadian Automated Brokerage Service implemented for brokering Canadian repurchase agreements and Canadian government securities on a fully automated basis. Notwithstanding a considerable marketing effort and a technically and operationally sound automated system, the Company was not able to garner sufficient market share to justify allocation of additional capital resources to this project. The Company subsequently decided to exit the Canadian repurchase agreement market completely and, accordingly, reduced the broker headcount in its Toronto office by over 50%.

          In London, the Company closed several desks that suffered from poor market positions or limited growth potentials in the London market, including its European currency and Sterling deposits desks. Mainly as a result, the broker headcount in London during 1997 was reduced by approximately 25%.

          The Company's largest trading department in fiscal year 1997 (as was the case in fiscal 1996) was emerging markets, where the Company continued to maintain a leading market position in the brokerage of emerging market products, which include Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options and repurchase agreements on the foregoing. During the first quarter, as part of the Company's continued expansion in this area, the Company opened an office in Mexico to broker local market securities (i.e. Cetes, Pagares, Bondes and Udibonos) and, through the further distribution of its proprietary screen system, to service Mexican-based counterparties. As a result, the Company has established a strong market presence in Mexico, although many of its competitors are now opening offices there to compete.

          The Company in 1997 also continued to expand its presence in the energy derivatives market, where deregulation of the energy industry has led to a fast growing market in which the Company has carved a strong market presence. In addition to its standard brokerage products, primarily consisting of options and physical contracts based on natural gas, electricity and emissions, the Company in 1997 added the brokerage of coal and weather-related derivatives. The Company will shortly move its energy derivatives business to new office premises in Stamford, Connecticut to provide additional space for its growth.

          The Company's interest rate derivatives business in Tokyo and its interest rate options business in London also maintained strong market positions in 1997. A current main focus of the Company is to build on these strengths and improve the balance of its interest rate derivatives businesses in both New York and London. The Company believes that with a combination of greater focus and the addition of several experienced brokers, the interest rate derivative markets can provide good opportunities for profitable brokerage operations.

          The Company also simplified its capital structure in 1997 by completing the Exchange Offer. Pursuant thereto, 2,380,975 shares of Common Stock were issued in exchange for 14,283,296 (or approximately 95.1%) of the Company's then-outstanding Warrants.

          The fourth quarter of 1997 was adversely impacted by the extraordinary trading volume and price volatility that occurred in emerging market debt securities in late October 1997. During a five-day trading period in late October, the Company's emerging market debt securities business experienced an almost five-fold increase in its normal trading volume and unprecedented price volatility in such securities. Unfortunately, the Company's front and back office systems were not fully able to handle this increased volume, resulting in the Company incurring significant delays and backlogs in processing and settling its trades and a higher than usual incidence of disputed trades. Although the increased trading volume generated increased commission revenue, the delays, backlogs and disputes resulted in additional costs of approximately $6,000,000, principally consisting of payments related to settlement of disputes, interest claims by customers and financing charges from clearing firms. These payments have been reflected as a reduction of commission income in the consolidated statement of operations included in the Consolidated Financial Statements.

          A secondary effect of this temporary spike in activity was subsequent reduced trading volume in emerging market debt securities for the balance of the fourth quarter, as customers focused on settling outstanding transactions and, more generally, appeared to be adjusting to the after-effects of the market turbulence. During this period, the Company's management and emerging markets brokers allocated significant time and resources to restoring and preserving the Company's inter-dealer brokerage market position in emerging market debt securities, and the Company believes they have been largely successful in that effort.

          The Company is currently implementing an electronic blotter and upgraded processing system that is being tested to handle extraordinary emerging markets activity in the future, including trading volume well beyond that which was experienced during October 1997. The Company believes this system, which was in the first stages of being implemented even before the events of late October, would have substantially avoided or mitigated the problems the Company experienced if it had been fully implemented at that time. The Company has also prepared and submitted a report about the high-volume trading period to its regulator, the NASDR, and continues to cooperate with the NASDR in its ongoing review of the events and effects of the period.

          In late 1997, the Company took steps to establish, and recently received regulatory approval to commence, an investment banking business in private placements and financial advisory work, to be conducted out of the Company's MFI broker-dealer subsidiary. The Company also continued to explore ways to exploit the pricing information and other data generated by its inter-dealer brokerage businesses, including by recently establishing a separate information subsidiary, Maxcor Information Inc., and, through such subsidiary, undertaking the development of an Internet web site to market and sell certain such information. Although management believes both ventures represent important diversifications of the Company's business, it is too soon to tell whether either venture will be profitable or contribute materially to revenues in 1998.

          Certain statements contained in this Item 7 and elsewhere in this report are forward-looking statements. These are based on management's current knowledge of factors affecting the Company's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward-looking statements involve risk and uncertainty, including, but not limited to, the factors outlined under the "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996


          Commission income for the year ended December 31, 1997 decreased $14,642,461 to $163,467,438, compared to $178,109,899 for the year ended
     December 31, 1996. The net decrease was primarily attributable to the disposition of the Company's joint venture in Hong Kong as of January 1, 1997, which accounted for approximately $8,085,000 of the decrease, and the closure of several departments in London, primarily deposit-based businesses, which accounted for an additional approximately $8,000,000. Offsetting this decrease was a net increase attributable to increased revenues in emerging market products, commodity derivatives and convertible bonds, offset by revenue decreases in repurchase agreements and interest rate derivatives in New York and London.

          Interest income for 1997 decreased $83,343 to $1,718,099, compared to $1,801,442 for 1996, principally due to a decrease in average cash balances throughout the year.

          Other income for 1997 increased by $523,256 to $1,105,985, from $582,729 in 1996. The increase was principally due to increased foreign exchange gains of approximately $146,000 and increased gains on securities transactions of $357,000.

          Payroll and related costs for 1997 decreased $9,059,412 to $106,477,319, compared to $115,536,731 for 1996. The decrease was primarily due to the disposition of the Company's Hong Kong joint venture, accounting for approximately $6,000,000, and the closure of certain departments in London as noted above.

          Communication costs for 1997 decreased $2,278,169 to $16,010,272, compared to $18,288,441 for 1996. The decrease was primarily due to the disposition of the Company's Hong Kong joint venture and the London department closures.

          Travel and entertainment costs for 1997 decreased $968,981 to $10,386,202, as compared to $11,355,183 for 1996. Such costs represented approximately 6.4% of commission income for 1997, as was the case for 1996. The absolute decrease is principally due to the department closures in London and the disposition of the Company's Hong Kong joint venture. Management continually reviews the level of expenditures by department, with the goal of balancing the benefits of such expenditures while controlling the costs.

          Occupancy costs represent expenses incurred in connection with various operating leases in respect of the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. These costs decreased $485,681 to $6,053,469 for 1997, compared to $6,539,150 for 1996. The net decrease is principally attributable to the disposition of the Company's Hong Kong joint venture, which resulted in a decrease of approximately $800,000, offset in part by rent and operating expense escalations elsewhere.


          In 1997, depreciation and amortization expense, which consists principally of depreciation of communication and computer equipment, automobile leases and amortization of leasehold improvements, increased $584,882 to $5,318,983, compared to $4,734,101 for 1996, reflective of continued expansion of the Company's proprietary screen system and other front office technology expenditures, principally in emerging market debt related business. These expenditures include the expansion of the Company's screen system into Mexico and Russia and the design and initial implementation of the electronic blotter system for use in the brokering of emerging market debt products.

          Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company acts as riskless principal on a fully matched basis. These expenses increased $1,753,749 to $6,165,264 for 1997, compared to $4,411,515 for
     1996, due principally to the growth in the volume of transactions in emerging market debt products and an increase in the per transaction cost which was effective January 1997.

          Interest expense increased $147,452 to $840,584 in 1997, compared to $693,132 in 1996. The net increase is attributable to the effects of an increase in interest expense associated with financing municipal securities positions, reduced by a decrease in interest expense associated with a repayment of principal on the Company's indebtedness incurred in connection with the acquisition of certain EBIC predecessor companies.

          General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. These expenses decreased $735,390 to $8,152,172 in 1997, compared to $8,887,562 in 1996, principally due to the reversal of excess litigation reserves in the U.K. of approximately $815,000 and the absence in 1997 of one-time expenses incurred in 1996 of $427,000 relating to the disposition of the Hong Kong joint venture and the establishment of reserves for the Australian joint venture and of $635,000 relating to non-recurring legal fees. These decreases were offset in part by the accrual of a reserve of approximately $506,000 for the disposal of equipment and an aggregate increase of approximately $600,000 in various miscellaneous expenses.

          Provision for income taxes decreased $892,709 to $5,757,897 for 1997, compared to $6,650,606 for 1996, primarily due to a decrease in income before tax. The Company has historically incurred a high effective tax rate due to the non-deductibility of certain expenses, principally entertainment expenses. The increased effective tax rate for 1997 reflects the heightened effect of the non-deductibility of these expenses on lower pre-tax accounting income. The effective tax rate is also impacted by the distribution of pre-tax accounting income among the different tax jurisdictions in which the Company operates, and the statutory tax rates in those jurisdictions.

          Minority interest in income of consolidated subsidiaries of $1,398,352 for 1997 represents the net income allocable to the Company's non-controlling shareholder in the Tokyo Partnership. Minority interest in losses of consolidated subsidiaries of $307,311 for 1996 relates primarily to the non-controlling shareholder's share of earnings of the Tokyo Partnership, offset by losses incurred by the Australia operations, which have been closed.

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

          Payroll and related costs for 1996 increased $4,621,474 to $115,536,731, compared to $110,915,257 for 1995. These costs increased slightly to 64.9% of commission income for 1996, as compared to 64.6% of commission income for 1995. The increase was primarily due to the inclusion of a provision for severance and related costs of $2,787,000 which was accrued to fully provide for the costs associated with certain desk closures and management changes. Absent the provision for severance costs, payroll costs as a percentage of commission income decreased due to management's efforts to reduce compensation costs by more closely correlating compensation to commission income.

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

          Occupancy costs increased $684,625 to $6,539,150 for 1996, compared to $5,854,525 for 1995. The increase is principally attributable to the increase in rent of $284,000 for premises of the Company's Hong Kong joint venture, the absence of a rent credit received in 1995 for the U.K. premises aggregating $250,000, and the costs of other small offices opened in Connecticut, Pennsylvania and Mexico pursuant to expansion of business.

          In 1996, depreciation and amortization expense increased $165,937 to $4,734,101, compared to $4,568,164 for 1995, reflective of continued expansion of the Company's proprietary screen system principally in emerging market debt related business.

          Clearing fees increased $633,805 to $4,411,515 for 1996, compared to $3,777,710 for 1995, due principally to the growth in the volume of transactions in emerging market debt products.

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

          General, administrative and other expenses increased $1,042,159 to $8,887,562 in 1996, compared to $7,845,403 in 1995. The increase is principally attributable to costs of approximately $427,000 that were accrued in 1996 relating to the disposition of the Hong Kong joint venture and the establishment of reserves for losses at the Australia joint venture, and non-recurring legal and accounting fees of approximately $632,000.

          Provision for income taxes decreased $742,590 to $6,650,606 for 1996, compared to $7,393,196 for 1995, primarily due to a decrease in income before tax. The increased effective tax rate reflects the effect of losses in certain foreign taxing jurisdictions for which no tax benefits have been recorded. The increased effective tax rate for 1996 also reflects the heightened effect of the non-deductibility of certain expenses, principally entertainment expenses, on lower pre-tax accounting income.

          Minority interest in loss of consolidated subsidiaries of $307,311 for 1996 represents the combined interests of the Company's joint venture partners in the aggregate losses incurred by the Hong Kong and Australia operations of approximately $1,404,000, reduced by the Company's non-controlling shareholder's interest in the Tokyo Partnership of approximately $1,096,000. Minority interest in income of consolidated subsidiaries of $1,767,854 for 1995 relates primarily to the Company's non-controlling shareholder's share of earnings of the Tokyo Partnership.

     Liquidity and Capital Resources

          Operating Activities

          A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firms and securities owned.

          Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short-term borrowings from the Company's clearing bank. At year-end 1997, as reflected on the consolidated statement of financial condition, the Company had net assets relating to securities transactions of approximately $4.6 million, reflecting securities owned of approximately $10.5 million, securities sold, not yet purchased of approximately $0.8 million and a receivable from broker-dealers and customers of approximately $1.7 million, financed by short-term borrowings of approximately $6.2 million and a payable to broker-dealers and customers of approximately $0.6 million.

          In 1996, the Company's U.S. broker-dealer subsidiary, MFI, became a member of GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Such membership requires a minimum net regulatory capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the consolidated statement of financial condition.

          Net cash provided by operations for 1997 was approximately $4.6 million. The increase in cash is the combined result of a net loss of approximately $300,000 adjusted to reflect approximately $5.3 million of non-cash expenses, principally for depreciation and amortization, and the net negative effects of other working capital items.

          Net cash used in operations for 1996 was approximately $1.8 million. The net use of cash is the result of net income of approximately $3.7 million adjusted to reflect approximately $4.7 of non-cash expenses, principally for depreciation and amortization. These positive cash effects were offset by decreases in cash attributable to increased deposits with clearing organizations of $5.1 million (in connection with the Company's GSCC membership described above) and an increase in net assets associated with securities transactions of approximately $4.5 million.

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

          Investing Activities

          Investing activities for 1997, 1996 and 1995 reflect cash used of approximately $2.5 million, $3.9 million and $2.2 million, respectively, primarily for purchases of fixed assets. These purchases are reflective of the Company's continuing commitment, as well as its competitive need, to upgrade communication and information system technology.

          Financing Activities

          Notes payable at December 31, 1997 of approximately $6.3 million reflects the remaining two annual installments of principal due on November 30 of each of 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $4.2 million, and approximately $2.1 million which relates to secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation. In each of 1995, 1996 and 1997 the Company repaid approximately $2 million of the acquisition notes. The principal and interest payments of these notes are expected to be paid in timely fashion from the Company's resources.

          Net cash used in financing activities for 1997 was approximately $2.5 million and is reflective of a net repayment of notes payable of approximately $1.1 million, $0.4 million decreased obligations under capitalized leases, acquisition costs for treasury stock of approximately $0.2 million and expenses relating to the issuance of common stock pursuant to the Exchange Offer (described above) of approximately $0.3 million.

          Net cash used in financing activities for 1996 was approximately $3.5 million and is reflective of a net effect of approximately $2.2 million of net cash used in connection with the deemed recapitalization of EBIC pursuant to the Merger (as reflected in the consolidated statement of cash flows included in the Consolidated Financial Statements), net repayment of notes payable of approximately $1.0 million and decreased obligations under expired capitalized leases of approximately $1.0 million.

          Cash used in financing activities for 1995 was approximately $2.5 million and is primarily attributable to repayment of notes payable of approximately $2.0 million and decreased obligations under capitalized leases of approximately $500,000.

     Effects of Inflation

          Because the Company's assets are to a large extent liquid in nature, they are not significantly affected by inflation. However, increases in certain Company expenses due to inflation, such as employee compensation, travel and entertainment and occupancy and communication costs may not be readily recoverable in the price of its services. In addition, to the extent inflation increases or decreases volatility in the securities markets, the Company's brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

     Year 2000 Compliance

          The Company is in the process of modifying and upgrading its computer software applications and systems in a manner that the Company expects will incorporate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not currently expect the cost of this process to be material to its business, operations or financial condition. The Company believes that it will be able to achieve substantial or complete internal compliance by the end of 1998, and does not currently anticipate any material disruption to its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of surveying the compliance status of its suppliers and customers.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The disclosure required by this Item 7A is not currently applicable to the Company.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this Item 8 is included as a separate section of this Form 10-K. See Item 14 and the F-pages that follow.



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The information required by Item 9 is incorporated herein by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement"). The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1998. The Company has previously reported such information, which relates to its decision of December 2, 1996 to change independent accountants from BDO Seidman, LLP to Price Waterhouse LLP, in Amendment No. 1 to its Current Report on Form 8-K/A, filed with the SEC on December 13, 1996, and in its
     Schedule 14A relating to its 1997 Annual Meeting of Stockholders, filed with the SEC on April 29, 1997.

                                   PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1998.

     ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(9) of Regulation S-K. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1998.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1998.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1998.

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

     (b)       Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1997.

                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAXCOR FINANCIAL GROUP INC.

                                      By: /s/ Gilbert D. Scharf
                                          --------------------------------------
                                          Gilbert D. Scharf,
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Dated: March 30, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gilbert D. Scharf                 Chairman of the Board, President              March 30, 1998
---------------------                 and Chief Executive Officer
Gilbert D. Scharf

/s/ Keith E. Reihl                    Chief Financial and Principal                 March 30, 1998
------------------                    Accounting Officer, Treasurer and
Keith E. Reihl                        Director

/s/ Larry S. Kopp                     Director                                      March 30, 1998
-----------------
Larry S. Kopp

/s/ Michael J. Scharf                 Director                                      March 30, 1998
---------------------
Michael J. Scharf

/s/ James W. Stevens                  Director                                      March 30, 1998
--------------------
James W.  Stevens

/s/ Frederick B. Whittemore           Director                                      March 30, 1998
---------------------------
Frederick B. Whittemore

/s/ William B. Wigton                 Director                                      March 30, 1998
---------------------
William B. Wigton


                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                       DECEMBER 31, 1995, 1996 AND 1997
                       --------------------------------

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                       DECEMBER 31, 1995, 1996 AND 1997
                       --------------------------------

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

    Consolidated Statement of Operations                                    F-6

    Consolidated Statement of Changes in Stockholders' Equity               F-7

    Consolidated Statement of Cash Flows                                    F-8

    Notes to the Consolidated Financial Statements                         F-10

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

  To the Board of Directors
  and Stockholders of
  Maxcor Financial Group Inc.

  In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  /s/ Price Waterhouse LLP

  New York, New York
  March 17, 1998

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------

                                                                December 31,            December 31,
                                                                   1996                     1997

ASSETS

Cash and cash equivalents                                    $   18,231,926            $   18,041,631

Commissions receivable                                           18,558,643                16,177,429

Deposits with clearing organizations                              7,181,992                 9,048,922

Receivable from clearing firms                                    2,200,062                 2,585,762

Receivable from broker-dealers and customers                      9,042,613                 1,723,000

Securities owned                                                  8,751,276                10,497,465

Prepaid expenses and other assets                                 8,145,969                 7,972,400

Deferred tax asset                                                6,662,193                 6,331,637

Equity in affiliated companies                                    2,756,741                 2,606,987

Furniture, equipment and leasehold improvements                  13,624,500                11,459,523

Intangible assets                                                 2,016,800                 1,606,757
                                                             --------------            --------------
     Total assets                                            $   97,172,715            $   88,051,513
                                                             ==============            ==============

         The accompanying notes are an integral part of these consolidated financial statements.

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                                  (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                                              1996                      1997
------------------------------------                                         -------------             ------------
Liabilities:
   Short-term bank loans                                                     $   9,688,983            $   6,225,928
   Accounts payable and accrued liabilities                                     17,336,032               18,820,536
   Accrued compensation payable                                                 22,973,060               18,202,561
   Payable to broker-dealers and customers                                       1,826,250                  569,458
   Income taxes payable                                                          1,804,543                4,286,269
   Securities sold, not yet purchased                                            1,724,531                  780,849
   Deferred taxes payable                                                          719,324                  656,667
   Obligations under capitalized leases                                          1,428,764                  974,186
   Notes payable                                                                 7,379,762                6,261,839
                                                                             -------------            -------------
                                                                                64,881,249               56,778,293
                                                                             -------------            -------------
Minority interest in consolidated subsidiaries                               (     159,408)           (     330,025)
                                                                             -------------            -------------
Commitments and contingencies (Notes 20 and 21)

Stockholders' equity:
   Preferred stock, at December 31, 1996 and 1997,
     $.001 par value, 1,000,000 shares authorized;
     none outstanding
   Common stock, at December 31, 1996 and 1997,
     $.001 par value, 30,000,000 shares authorized;
     8,949,656 shares and 11,330,631 shares outstanding
     at December 31, 1996 and 1997, respectively                                     8,950                   11,331
   Additional paid-in capital                                                   33,533,867               33,187,476
   Treasury stock at cost; 61,638 shares of common stock
     held at December 31, 1997                                                                        (     209,451)
   Accumulated deficit                                                       (   3,546,081)           (   3,815,073)
   Foreign translation adjustment                                                2,454,138                2,428,962
                                                                             -------------            -------------
      Total stockholders' equity                                                32,450,874               31,603,245
                                                                             -------------            -------------
      Total liabilities and stockholders' equity                             $  97,172,715            $  88,051,513
                                                                             =============            =============

         The accompanying notes are an integral part of these consolidated financial statements.
                                                                           F-5

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                                                 For the Year Ended
                                                          December 31,              December 31,              December 31,
                                                              1995                      1996                      1997

Revenue:
  Commission income                                      $  171,576,327            $  178,109,899             $  163,467,438
  Interest income                                             1,462,744                 1,801,442                  1,718,099
  Other income                                                  732,347                   582,729                  1,105,985
                                                         --------------            --------------             --------------
                                                            173,771,418               180,494,070                166,291,522
                                                         --------------            --------------             --------------


Costs and expenses:
  Payroll and related costs                                 110,915,257               115,536,731                106,477,319
  Communication costs                                        17,187,573                18,288,441                 16,010,272
  Travel and entertainment                                   10,224,384                11,355,183                 10,386,202
  Occupancy costs                                             5,854,525                 6,539,150                  6,053,469
  Depreciation and amortization                               4,568,164                 4,734,101                  5,318,983
  Clearing fees                                               3,777,710                 4,411,515                  6,165,264
  Interest expense                                              775,077                   693,132                    840,584
  General, administrative and other expenses                  7,845,403                 8,887,562                  8,152,172
                                                         --------------            --------------             --------------
                                                            161,148,093               170,445,815                159,404,265
                                                         --------------            --------------             --------------

Income before provision for income taxes and
    minority interest                                        12,623,325                10,048,255                  6,887,257

Provision for income taxes                                    7,393,196                 6,650,606                  5,757,897
                                                         --------------            --------------             --------------

Income before minority interest                               5,230,129                 3,397,649                  1,129,360

Minority interest in (income) loss of
  consolidated subsidiaries                              (    1,767,854)                  307,311             (    1,398,352)
                                                         --------------            --------------             --------------

Net income (loss)                                        $    3,462,275            $    3,704,960             ($     268,992)
                                                         ==============            ==============             ==============

Weighted average common shares outstanding                    8,949,656                 8,949,656                  9,243,201

Basic and diluted earnings per share                               $.39                      $.41                      ($.03)




         The accompanying notes are an integral part of these consolidated financial statements.

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
             ----------------------------------------------------

                                                                                   Notes
                                     Additional                                 receivable         Foreign
                           Common      paid-in        Treasury     Accumulated      from           translation
                           stock      capital         stock         deficit     Stockholders       adjustment      Total
                           -----      -------         -----         -------     ------------       ----------      -----

Balance at
  December 31, 1994       $ 4,258   $ 48,200,186   ($10,177,107)  ($10,713,316)  ($2,283,886)     $ 3,031,862     $ 28,061,997
Net income                                                           3,462,275                                       3,462,275
Expenses relating
  to acquisition
  of common stock                     (    7,146)                                                                 (      7,146)
Repayment of
  stockholder notes                                                                   40,177                            40,177
Foreign translation                                                                               (   166,039)    (    166,039)
  adjustment             --------   ------------   -----------    -----------    -----------      -----------     ------------
Balance at
  December 31, 1995         4,258     48,193,040   ( 10,177,107)  ( 7,251,041)  (  2,243,709)       2,865,823       31,391,264
Retirement of
  treasury stock         (  2,587) (  10,174,520)    10,177,107
Net income                                                          3,704,960                                        3,704,960
Foreign
  translation                                                                                     (   411,685)    (    411,685)
  adjustment
Recapitalization in
  connection with
  the Merger:
  Retirement of EBIC
    stock                (  1,671)         1,671
  Issuance of
     shares to
     EBIC shareholders      8,950     18,234,300                                                                    18,243,250
  Cash consideration
     paid to EBIC

     shareholders                   ( 21,955,012)                                                                 ( 21,955,012)
  Repayment of
     stockholder                                                                   2,243,709                         2,243,709
     notes
  EBIC expenses
     incurred in
     connection
     with Merger                    (    765,612)                                                                 (    765,612)
                          -------   ------------   ------------    ----------    -----------      -----------     ------------

Balance at
  December 31, 1996         8,950     33,533,867                  ( 3,546,081)                      2,454,138       32,450,874

Issuance of shares
  in Exchange Offer         2,381   (      2,381)

Net loss                                                          (   268,992)                                    (    268,992)
Foreign translation
  adjustment                                                                                      (    25,176)    (     25,176)
Acquisition of
  treasury stock                                   (    209,451)                                                  (    209,451)
Expenses incurred in
  connection with
  Exchange Offer                    (    344,010)                                                                 (    344,010)
                          -------   ------------   ------------    ----------    -----------      -----------     ------------
Balance at
  December 31, 1997       $11,331   $ 33,187,476   ($   209,451)  ($3,815,073)   $                $ 2,428,962     $ 31,603,245
                          =======   ============   ============    ==========    ==========       ===========     ============


         The accompanying notes are an integral part of these consolidated financial statements.

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                                                           For the Year Ended
                                                                         December 31,         December 31,          December 31,
                                                                            1995                  1996                   1997
                                                                         -----------       ------------------       ------------
Cash flows from operating activities:


    Net income (loss)                                                  $  3,462,275          $   3,704,960         ($     268,992)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                      4,568,164              4,734,101              5,318,983
       Provision for doubtful accounts                                 (     48,956)         (      45,361)                96,203
       Gain on sale of exchange memberships                            (     14,000)                               (        8,000)
       Undistributed earnings of unconsolidated subsidiaries           (    537,571)         (     636,148)        (       63,472)
       Minority interest in consolidated subsidiaries                         9,249          (   1,403,631)        (      342,308)
       Imputed interest expense                                             129,358                106,287                 83,959
       Amortization of deferred expenses                                      5,269                  1,457                  1,457
       Deferred income taxes                                           (  4,522,662)         (   1,055,635)               222,733

     Change in assets and liabilities:
       (Increase) decrease in commissions receivable                   (  1,654,378)               644,622              1,998,671
       Increase in deposits with clearing organizations                (  1,877,041)         (   5,092,794)        (    1,872,061)
       Decrease (increase) in receivable from clearing firms                852,110          (     607,412)        (      385,700)
       (Increase) decrease in receivable from broker-dealers and
            customers                                                                        (   9,042,613)             7,319,613
       Decrease (increase) in securities owned                              967,500          (   8,751,276)        (    1,746,189)
       (Increase) decrease in prepaid expenses and other
              assets                                                   (    478,684)             1,184,235                364,383
       Increase (decrease) in short-term bank loans                                              9,688,983         (    3,463,055)
       (Decrease) increase in accounts payable and accrued
            liabilities                                                (    243,403)               569,448              1,544,633
       Increase (decrease) in accrued compensation payable                5,552,106              6,231,912         (    4,436,546)
       Increase (decrease) in payable to broker-dealers and
            customers                                                                            1,825,650         (    1,256,792)
       Increase (decrease) in income taxes payable                       5,494,722           (   5,555,680)             2,480,599
       (Decrease) increase in securities sold,  not yet
             purchased                                                 (  1,280,000)             1,724,531         (      943,682)
                                                                        -----------           -------------         -------------
             Net cash provided by (used in) operating activities         10,384,058          (   1,774,364)             4,644,437
                                                                        -----------           ------------          -------------

Cash flows from investing activities:

    Net purchase of fixed assets                                       (  2,059,449)         (   4,030,004)        (    3,050,373)
    Investment in equity affiliates                                    (     93,745)               113,070                 58,520
    Net (purchase) sale of exchange memberships                        (     25,000)                                      148,000
    Proceeds from the sale of subsidiary                                                                                  322,622
                                                                        -----------           ------------          -------------
           Net cash used in investing activities                       (  2,178,194)         (   3,916,934)        (    2,521,231)
                                                                        -----------           ------------          -------------

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Continued)


                                                                                          For the Year Ended
                                                                        December 31,          December 31,          December 31,
                                                                           1995                  1996                   1997
                                                                        -----------       ------------------        ------------

Cash flows from financing activities:

     Repayment of notes payable                                        (  2,037,502)         (   1,027,396)        (    3,203,573)
     Issuance of note payable                                                                                           2,140,000
     Decrease in obligations under capitalized leases                  (    507,946)         (   1,001,529)        (      397,717)
     Increase (decrease) in payable to minority
         shareholders                                                                              743,000         (      455,262)
     Issuance of common stock, net of expenses                         (      7,146)
     Expenses incurred in connection with
         Exchange Offer                                                                                            (      344,010)
     Acquisition of treasury stock                                                                                 (      209,451)
     Issuance of shares in connection with Merger                                               18,243,250
     EBIC expenses incurred in connection with Merger                                        (     765,612)
     Cash merger consideration paid to EBIC                                                  (  21,955,012)
         shareholders
     Repayments of notes receivable from stockholders                        40,177              2,243,709
                                                                        -----------           ------------          -------------
         Net cash used in financing activities                         (  2,512,417)         (   3,519,590)        (    2,470,013)
                                                                        -----------           ------------          -------------

Effect of exchange rate changes on cash                                (     35,370)               429,464                156,512
                                                                        -----------           ------------          -------------
         Net increase (decrease) in cash and
            cash equivalents                                              5,658,077          (   8,781,424)        (      190,295)

Cash and cash equivalents at beginning of year                           21,355,273             27,013,350             18,231,926
                                                                        -----------           ------------          -------------
Cash and cash equivalents at end of year                               $ 27,013,350          $  18,231,926         $   18,041,631
                                                                        ===========           ============          =============

Supplemental disclosures of cash flow information:

     Interest paid                                                     $    650,007        $        616,750        $      768,270
     Income taxes paid                                                      881,875              12,070,364             2,124,722


         The accompanying notes are an integral part of these consolidated financial statements.

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                       DECEMBER 31, 1995, 1996 AND 1997
                       --------------------------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
------------------------------------------------

Maxcor Financial Group Inc. (the "Company"), formerly Financial Services Acquisition Corporation, was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry. To this end, the Company consummated an initial public offering in December 1994 (the "IPO"), pursuant to which it issued 3,583,333 units, each comprised of one share of common stock, $.001 par value ("Common Stock"), and two redeemable common stock purchase warrants, and raised net proceeds of approximately $20 million.

On March 8, 1996, the Company entered into a merger agreement to acquire Euro Brokers Investment Corporation ("EBIC"), which since 1986 was a privately held international and domestic inter-dealer broker for a broad range of financial instruments. Pursuant to the merger agreement, a newly-formed, wholly-owned subsidiary of the Company merged with and into EBIC on August 16, 1996 (the "Merger"), with EBIC thereby becoming a wholly-owned subsidiary of the Company. In the Merger, former holders of EBIC common stock received consideration consisting, in the aggregate, of approximately $22 million in cash, 4,505,666 shares of Common Stock and 7,566,625 Series B redeemable common stock purchase warrants.

In connection with the Merger, the Company also acquired, in exchange for 225,000 shares of Common Stock, all of the unit purchase options that had been issued in the IPO (representing the right, in the aggregate, to acquire 333,333 units) and redeemed, for cash, 136,000 shares of Common Stock for which certain Merger-related conversion rights had been exercised.

In November 1997, the Company consummated an exchange offer, on the basis of
0.1667 of a share of Common Stock for each warrant (the "Exchange Offer"), pursuant to which it issued an aggregate of 2,380,975 shares of Common Stock in exchange for 14,283,296 (or approximately 95.1%) of its then-outstanding warrants.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. The historical assets and liabilities of the Company and EBIC have been combined and reflected in the consolidated statement of financial condition at their respective book values. The consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of EBIC and its subsidiaries and affiliates for such periods and dates. The number of shares outstanding and related earnings per share information have been presented as if all shares issued in the Merger had been issued as of January 1, 1995 and all such shares were outstanding for the merged and recapitalized entity since that date.

For the years ended December 31, 1995 and December 31, 1996, the number of shares outstanding (8,949,656) reflects a restatement of the number of shares reported outstanding (9,011,295) in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The restatement reflects the actual number of shares issued in the Merger, as opposed to the anticipated number.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------

Basis of presentation:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other entities over which it exercises control. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Earnings from investments accounted for under the equity method have been reflected as other income in the consolidated statement of operations.

Revenue recognition:

Commission income is recognized on a trade date basis.

Securities transactions:

Securities transactions are recorded on a trade date basis.

Securities owned and securities sold, not yet purchased are carried at market value with unrealized gains and losses reflected in income.

Gains on securities transactions of approximately $333,000 and $690,505 for the years ended December 31, 1996 and 1997, respectively, have been included in other income in the consolidated statement of operations.

Furniture, equipment and leasehold improvements:

Depreciation of furniture and equipment is computed on a straight-line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the improvements.

Exchange memberships:

The Company carried its exchange memberships at cost. At December 31, 1996,

the market value of these memberships approximated cost. At December 31, 1996, the cost of such memberships aggregated $140,000 and had been included in prepaid expenses and other assets. During 1997, the Company sold its exchange memberships for $148,000, realizing a gain of $8,000.

Intangible assets:

Intangible assets principally include the values assigned to customer lists and are being amortized on a straight-line basis over their estimated useful lives, which approximate 15 years. Accumulated amortization of intangible assets aggregated $7,166,596 and $7,576,599 at December 31, 1996 and 1997, respectively.

The Company has a policy of reviewing the carrying value of intangible assets to consider whether events or changes in circumstances have occurred - such as the loss of significant customers, a significant change in the revenues received from customers or a significant change in the nature of the brokerage business - which would indicate that the carrying amount of such assets may not be

-----------------------------------------------------

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

Fair value of financial instruments:

The Company's securities owned and securities sold, not yet purchased are carried at market value. Additionally, off-balance sheet financial instruments are valued at market with unrealized gains and losses recorded in the consolidated financial statements.


Management estimates that the fair values of other financial instruments recognized on the consolidated statement of financial condition approximate their carrying value, as such financial instruments are short-term in nature or bear interest at rates approximating current market rates.

Income taxes:

The Company and its subsidiaries account for certain income and expense items in a period different from that reported for tax purposes. The tax effects of transactions are generally recognized in the consolidated financial statements in the same period as the related items of income and expense, regardless of when they are recognized for tax purposes.

Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per share:

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of basic and diluted EPS. Options and warrants to purchase Common Stock outstanding at December 31, 1996 and 1997 were not included in the computation of EPS because they were anti-dilutive for the periods presented.

NOTE 3 - INCREASED TRADING VOLUME:
----------------------------------

During the five trading-day period of October 23, 1997 through October 29, 1997, the Company experienced up to an approximately five-fold increase in the typical daily trading volume of the emerging market debt securities it brokers, together with unprecedented price volatility in such securities. As a result, the Company and its clearing firms experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades. Although the temporary increase in volume generated additional commission income, the delays, backlogs and disputes resulted in additional costs for the Company, aggregating to approximately $6,000,000, principally consisting of payments related to settlement of disputes, interest claims by customers and financing charges from clearing firms. Such payments have been reflected as a reduction of commission income in the consolidated statement of operations.


NOTE 4 - ACQUISITION AND SALE OF BUSINESS:
------------------------------------------

During 1996, the Company's 51% owned Hong Kong subsidiary, Yagi Euro (Hong
Kong) Limited ("YEHK"), entered into a joint venture with Martin Brokers (Hong
Kong) Limited ("Martins") whereby YEHK contributed its business and substantially all of its net assets to the joint venture in exchange for 57.5% of the common stock of the joint venture and a note. Martins also contributed its business and net assets in exchange for 42.5% of the common stock and notes. The Company's consolidated financial statements include the accounts of the joint venture on a consolidated basis and, at December 31, 1996, included notes payable aggregating approximately $1,100,000 that were issued to minority shareholders in connection with the transaction.

On February 5, 1997 the Company's YEHK subsidiary completed the sale of its 57.5% interest in the joint venture to the minority shareholders for $323,000, realizing a loss of $277,000 that was fully reserved for at December 31, 1996.

Commission income, expenses and net loss before minority interest for the joint venture which have been reflected in the consolidated statement of operations for the year ended December 31, 1996 were $8,085,000, $9,885,000 and $1,800,000, respectively.

NOTE 5 - CASH AND CASH EQUIVALENTS:
-----------------------------------

The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

NOTE 6 - COMMISSIONS RECEIVABLE:
--------------------------------

Commissions receivable are reflected in the consolidated statement of financial condition net of allowances for doubtful accounts of $434,400 and $554,200 at December 31, 1996 and 1997, respectively.

NOTE 7 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
---------------------------------------------------------------------

Receivable from and payable to broker-dealers and customers primarily represents amounts due to and payable by the Company for securities transactions which have not yet settled.

NOTE 8 - DEPOSITS WITH CLEARING ORGANIZATIONS:
----------------------------------------------

Deposits with clearing organizations are comprised of cash of approximately $675,000 and $767,000 and U.S. Treasury obligations of approximately $6,507,000 and $8,282,000 at December 31, 1996 and 1997, respectively.


Pursuant to its membership in Government Securities Clearing Corporation, the Company's U.S. broker-dealer subsidiary is required to maintain a minimum deposit with GSCC of $5,000,000 and maintain minimum excess net capital of $10,000,000. The balance of the deposits is required pursuant to the Company's clearing firm relationships.

NOTE 9 - SECURITIES OWNED:
--------------------------

Securities owned at December 31, 1996 and 1997 primarily reflect municipal securities positions taken in connection with the Company's municipal securities business.

NOTE 10 - SHORT-TERM BANK LOANS:
--------------------------------

Short-term bank loans at December 31, 1996 and 1997 principally represent financings of municipal securities positions. The loans, which bear interest at a variable rate based on the federal funds rate plus 1%, are fully collateralized by securities, valued at approximately $13,500,000 and $10,809,000, respectively, at December 31, 1996 and 1997, which amounts principally represent municipal securities inventory on a settlement date basis.

NOTE 11 - RELATED PARTY TRANSACTIONS:
-------------------------------------

Prepaid expenses and other assets include loans to employees aggregating $1,526,000 and $1,176,300 at December 31, 1996 and 1997, respectively. Such loans generally bear interest at the prime rate and are short term in nature.

NOTE 12 - EQUITY IN AFFILIATED COMPANIES:
-----------------------------------------

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

The Company's investments in equity affiliates are as follows:

                                        December 31,              December 31,
                                           1996                       1997
                                      -------------             --------------

             Yagi Euro                $    2,604,439            $    2,488,957
             Other                           152,302                   118,030
                                      --------------           ---------------

                                      $    2,756,741            $    2,606,987
                                      ==============            ==============

-----------------------------------------------------

Summarized financial information for Yagi Euro is as follows:

                                          December 31,              December 31,
                                            1996                      1997
                                        -------------            ---------------
    Total assets                        $   20,729,326           $   20,162,750
    Total liabilities                        3,366,396                3,569,702
    Revenues                                10,169,693                7,770,628
    Net income                               1,296,149                1,430,121


NOTE 13 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
----------------------------------------------------------

Furniture, equipment and leasehold improvements are summarized below:

                                           December 31,             December 31,
                                              1996                       1997
                                         --------------          ---------------


    Furniture and telephone equipment   $   13,579,847           $   13,509,465
    Leasehold improvements                   6,865,342                6,813,323
    Computer and related equipment          10,193,793               12,197,628
    Automobiles                              2,156,887                1,311,298
                                        --------------           --------------
                                            32,795,869               33,831,714
    Less - Accumulated depreciation
             and amortization           (   19,171,369)          (   22,372,191)
                                        --------------           --------------

                                        $   13,624,500           $   11,459,523
                                        ==============           ==============

NOTE 14 - OBLIGATIONS UNDER CAPITALIZED LEASES:
-----------------------------------------------

The Company has purchased automobiles and telecommunications equipment under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1997:

    For the Year Ending December 31,


    1998                                                     $      674,726
    1999                                                            242,759
    2000                                                            190,785
                                                             --------------
    Total net minimum lease payments                              1,108,270

    Less: amount representing interest                              134,084
                                                             --------------
    Present value of net minimum lease payments

                                                             $      974,186
                                                             ==============

The gross amounts of assets under capitalized leases are $2,435,700 and $1,489,000 at December 31, 1996 and 1997, respectively. Such amounts are principally automobiles and are included in furniture, equipment and leasehold improvements in the consolidated statement of financial condition.

-----------------------------------------------------------

The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $644,700, $520,200 and $297,400 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 15 - NOTES PAYABLE:
------------------------

Notes payable at December 31, 1996 and 1997 primarily represent the remaining installments of convertible purchase price notes which were issued in December 1986 in connection with the acquisition of the predecessor businesses of EBIC and bear interest at a stated rate of 6-1/8% per annum. The conversion feature expired on November 30, 1993. The notes have been payable in equal annual installments of approximately $2.1 million each November 30 from 1995 through 1999. The notes have been adjusted for financial reporting purposes to reflect imputed interest at fair market rates at the time of issuance of 7.71%. The notes are subordinated to the claims of financial institutions to a maximum aggregate amount of $10,000,000. Approximately 57% and 56% of the reported balance of the purchase price notes was denominated in British pounds sterling at December 31, 1996 and 1997, respectively.

During 1997, the Company entered into a secured financing agreement with GE Capital Corporation, borrowing $2,140,000 at a fixed annual interest rate of 7.9%. The note is payable in monthly installments of $46,545 through December 2001 and $27,482 thereafter through December 2002.

Notes payable at December 31, 1996 also included notes issued by the Company's Hong Kong joint venture to minority shareholders in connection with the formation of the joint venture. In February 1997 the Company sold its interest in the joint venture (See Note 4) and, accordingly, the notes payable are no longer a liability of the Company.

The change in notes payable is as follows:

                                                                    December 31,              December 31,
                                                                       1996                      1997
                                                                   -----------               ----------

     Balance at beginning of year                                $    7,880,032             $  7,379,762
     Issuance of note payable to GE Capital                                                    2,140,000
     Repayment of principal                                      (    2,128,469)            (  2,103,711)
     Exchange rate difference                                           420,839             (    137,098)
     Imputed interest                                                   106,287                   83,959
     Issuance and repayment of note to Martin Brokers
       (Hong Kong) Limited                                            1,101,073             (  1,101,073)
                                                                 --------------             ------------
     Balance at end of year                                      $    7,379,762             $  6,261,839
                                                                 ==============             ============


NOTE 16 - EMPLOYEE BENEFIT PLAN:
--------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $222,000, $308,000 and $361,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 17 - INCOME TAXES:
-----------------------

Income (loss) before provision for income tax and minority interest was taxed under the following jurisdictions:

                                                                For the Year Ended
                                        December 31,               December 31,                     December 31,
                                           1995                       1996                             1997
                                      --------------            ------------------             -----------------
     Domestic                         $   2,645,217              $  11,570,041                  $      625,936
     Foreign                              9,978,108             (    1,521,786)                      6,261,321

                                       ------------              -------------                  --------------
        Total                         $  12,623,325              $  10,048,255                  $    6,887,257
                                      =============              =============                  ==============

The components of the provision for income taxes are as follows:

                                                               For the Year Ended
                                        December 31,               December 31,                    December 31,
                                           1995                        1996                            1997
                                       -------------           ------------------                ---------------
Current
     Federal                          $   2,745,733             $    3,965,812                  $    1,623,627
     State and local                        931,547                  1,968,578                 (       672,374)
     Foreign                              8,510,075                  2,488,923                       4,614,209
                                       ------------              -------------                  --------------
                                         12,187,355                  8,423,313                       5,565,462
                                       ------------              -------------                  --------------


                                                                For the Year Ended
                                         December 31,               December 31,                     December 31,
                                            1995                        1996                              1997
                                        -------------           -------------------                  ------------
Deferred
     Federal                          (   1,946,254)           (       506,338)                 (      114,331)
     State and local                  (     164,502)           (       390,189)                         31,265
     Foreign                          (   2,683,403)           (       876,180)                        275,501
                                       ------------             --------------                   -------------
                                      (   4,794,159)           (     1,772,707)                        192,435
                                       ------------             --------------                   -------------
    Total                              $  7,393,196             $    6,650,606                 $     5,757,897
                                       ============             ==============                  ==============

-----------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                                                  December 31,                     December 31,
                                                                      1996                              1997
                                                                  -----------                      -----------
Assets

     Bad debt reserve                                          $       149,500                  $      190,800

     Amortization of leasehold
       improvements                                                    294,161                         410,085
     Rent reserve                                                      254,535                         309,120
     Deferred compensation                                           5,583,442                       4,336,216
     Miscellaneous reserves                                            380,555                         800,635
     Depreciation                                                                                      284,781
     Foreign tax credits                                             1,990,000                       2,926,135
     Deferred tax asset valuation
       allowance                                               (     1,990,000)                 (    2,926,135)
                                                                --------------                   -------------


Gross deferred tax assets, after
       valuation allowance                                      $    6,662,193                  $    6,331,637
                                                                ==============                  ==============

Liabilities

     Depreciation                                              ($       54,164)                 $
     Unrealized foreign exchange
       gain                                                    (       665,160)                (       304,365)
     Other                                                                                     (       352,302)
       Gross deferred tax                                        -------------                   -------------
       liabilities                                             ($      719,324)                ($      656,667)
                                                                 =============                  ==============

The valuation allowance for deferred tax assets for the year ended December 31, 1996 and 1997 was established for foreign tax credit carryforward benefits generated during 1995, due to the uncertainty regarding their realizability. Foreign tax credit carryforwards of $1,990,000 and $936,135 expire in the years ended December 31, 2000 and 2002, respectively.

Not reflected above are the tax effects of foreign currency translation adjustments related to the hedging of foreign net investments. These tax effects are recorded directly in stockholders' equity. Such amounts recorded in stockholders' equity are tax benefit (expense) of $20,600, ($272,000) and $111,000 in the years ended December 31, 1995, 1996 and 1997, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

-----------------------------------

                                                                           For the Year Ended

                                                        December 31,          December 31,             December 31,
                                                           1995                  1996                        1997
                                                       -------------       ------------------        ---------------
    Tax at U.S. statutory rate                         $   4,291,930           $   3,516,889           $   2,341,667
    Increase (decrease) in tax resulting from:
    Higher effective rates on earnings of
        foreign operations and tax benefit of
        foreign losses not recognized                      1,847,061               1,413,660               2,308,543
    Nondeductible meals and
        entertainment                                        868,507               1,018,345               1,319,521
    State and local taxes, net                               506,259               1,025,952         (       423,060)
    Other                                            (       120,561)        (       324,240)                211,226
                                                      --------------          --------------          --------------
                                                       $   7,393,196           $   6,650,606           $   5,757,897
                                                       =============           =============           =============

NOTE 18 - STOCKHOLDERS' EQUITY:
-------------------------------

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At December 31, 1996 and December 31, 1997, no shares of preferred stock were issued or outstanding.

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At December 31, 1996 (giving effect to the exchange in the Merger of all certificates formerly representing EBIC common stock), the Company had outstanding 8,949,656 shares of Common Stock, 7,566,666 redeemable common stock purchase warrants (issued in connection with the IPO) and 7,566,625 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the IPO warrants). Each of the Company's outstanding warrants (both series) currently entitles the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share. The warrants expire on November 30, 2001 and are redeemable at a price of $.01 per warrant upon 30 day's notice at any time, but only if the last sale price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

On November 17, 1997, the Company consummated the Exchange Offer, pursuant to which it issued an aggregate of 2,380,975 shares of Common Stock in exchange for 14,283,296, or approximately 95.1%, of the then-outstanding warrants (6,880,718 of the IPO series warrants and 7,402,578 of the Series B

-------------------------------------------

warrants). As a result, at December 31, 1997, the Company had outstanding 11,330,631 shares of Common Stock, 685,948 IPO series warrants and 49,032 Series B warrants.

At December 31, 1997, the Company had 734,980 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan (see Note 19).

In May 1997 the Company acquired treasury stock consisting of 61,638 shares of Common Stock and 115,015 Series B warrants. At December 31, 1997, the Company continued to hold the 61,638 shares of Common Stock in treasury. During the fourth quarter of 1997, the 115,015 Series B warrants held in treasury were canceled and returned to authorized but unissued status.

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

NOTE 19 - STOCK OPTION PLAN:
----------------------------

The Company's 1996 Stock Option Plan, as amended (the "Plan"), provides for the granting of stock options, in the form of incentive stock options ("ISOs") and non-qualified stock options, to directors, executive officers and key employees of the Company and its subsidiaries, as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of Common Stock are available under the Plan. In the case of ISOs, the duration of the option may not exceed ten years and the exercise price must be at least equal to the fair market value of a share of Common Stock on the date of grant. Employee options granted to date generally are ISOs and vest and become exercisable in equal 20% installments on each of the first five anniversaries of the date of the grant. Non-employee director options granted to date are non-qualified stock options and vest in equal 50% installments on the dates that are respectively six and twelve months following the date of grant. Under the Plan, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                                              Weighted average
                                                  Shares       Exercise price
                                               -----------    ----------------
    Outstanding at January 1, 1997               1,260,000     $    5.07
    Granted                                         45,000          4.90
    Forfeited                                 (     60,000)         5.00
                                               -----------
    Outstanding at December 31, 1997             1,245,000
                                              ============

----------------------------------------

Exercise prices for options outstanding at December 31, 1997 ranged from $4.81 to $5.50. The weighted average fair value of options granted during the year was $1.20 per share based on the value of the Common Stock at the date of grant.

Because stock options under the Plan have characteristics significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model with the following weighted average assumptions for options granted during 1997: expected volatility of 35%; risk free interest rate of 6.16% and an expected option life of five years.

The Company applies APB Opinion 25 in accounting for the Plan and, accordingly, does not recognize any compensation cost associated with the Plan in the consolidated financial statements. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the options under SFAS No. 123, net income (loss) and earnings per share would approximate the pro forma amounts indicated below:

                                                 For the Year Ended
                                           December 31,      December 31,
                                              1996              1997
                                           -----------      --------------

    Net income (loss)      As reported     $ 3,704,960         ($    268,992)
                           Pro forma       $ 3,527,612         ($    745,211)

    Earnings per share     As reported     $       .41         ($        .03)
                           Pro forma       $       .39         ($        .08)



NOTE 20 - COMMITMENTS:
----------------------

The Company is obligated under certain non-cancelable leases for office space and telecommunication services.

The Company has executed various operating leases in respect of premises, which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases.

At December 31, 1997, the Company had the following commitments under long-term non-cancelable operating leases:

    For the Year Ending December 31, 1998            $  7,984,309
    1999                                                4,495,678
    2000                                                4,250,864
    2001                                                4,242,267
    2002                                                4,780,149
    Thereafter                                          7,323,141
                                                     ------------

    Total minimum lease payments                     $ 33,076,408
                                                     ============

At December 31, 1996 and 1997 the Company has pledged $1,968,851 and $1,893,033, respectively, in cash with a bank in respect of a guarantee of its London premises lease. This amount has been reflected in prepaid and other assets in the consolidated statement of financial condition.

NOTE 21 - CONTINGENCIES:
------------------------

The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of their businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

NOTE 22 - OFF-BALANCE SHEET AND COUNTERPARTY RISK:
--------------------------------------------------

In the normal course of business, certain securities transactions brokered by the Company are introduced to and settled by the Company's clearing firms. In the event of non-performance by a counterparty to such transactions, the Company may be responsible to meet obligations incurred by such non-performance. The Company and its clearing firms have a policy of reviewing, on an ongoing basis, the credit standing of the Company's customers, which are primarily major financial institutions.

Financial instruments subject to credit risk are primarily commissions receivable, which are unsecured and short-term in nature. Receivable from clearing firms represents a concentration of credit risk, and is related to securities transactions cleared primarily through two correspondent brokers.

NOTE 23 - NET CAPITAL REQUIREMENTS:
-----------------------------------

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1) which requires the maintenance of minimum net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At December 31, 1997, MFI's net capital was $11,329,822 and exceeded the minimum requirement of $250,000 by $11,079,822. MFI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 24 - GEOGRAPHIC DATA:
--------------------------

The following tables set forth, for each year in the three-year period ended December 31, 1997, summary financial information for each of the Company's principal geographic locations. United States amounts are principally derived from the Company's New York office, but include the results of operations of all of its U.S. based operations and its Mexico City based operations. Tokyo amounts include the consolidation of the results of operations of the Tokyo Partnership, and Hong Kong amounts include the consolidation of the results of operations of the Company's Hong Kong joint venture (a 51% interest prior to June 1996 and a controlling, approximately 30% beneficial interest, during the balance of 1996). The Company's stake in the Hong Kong joint venture was subsequently sold in February 1997 as described in Note 4. Results of operations from the Company's Australia joint venture are consolidated into the results of operations for the United Kingdom. Income (loss) from operations excludes non-operating expenses, primarily interest income and expense.

--------------------------------------


                                                      December 31,          December 31,        December 31,
                                                         1995                  1996                  1997
                                                   ----------------      ----------------      --------------
        Commission income:
          United States                             $    69,081,547       $    82,178,265      $   86,322,405
          United Kingdom                                 65,715,235            64,399,407          51,478,803
          Canada                                          3,452,205             3,375,172           2,800,872
          Japan                                          24,601,532            20,071,821          22,865,358
          Hong Kong                                       8,725,808             8,085,234
                                                    ---------------        --------------       -------------
                                                    $   171,576,327        $  178,109,899       $ 163,467,438
                                                    ===============        ==============       =============
        Income (loss) from operations:

          United States                            $      3,021,226      $      5,045,727     ($      542,710)
          United Kingdom                                  2,901,237             1,452,943     (     1,089,354)
          Canada                                  (         874,440)    (         452,261)    (     1,048,896)
          Japan                                           6,985,361             4,919,490           7,738,123
          Hong Kong                               (          16,677)    (       1,385,478)
                                                   ----------------     -----------------      ---------------
                                                   $     12,016,707      $      9,580,421      $    5,057,163
                                                   ================     =================      ===============

        Identifiable assets:
          United States                             $    38,962,574       $    59,489,742      $   57,143,069
          United Kingdom                                 31,767,594            26,434,750          21,831,862
          Canada                                          1,789,815             1,927,895           1,352,458
          Japan                                           7,656,963             6,704,895           7,570,840
          Hong Kong                                       1,901,796             2,615,433             153,284
                                                     --------------      ----------------        -------------
                                                     $   82,078,742      $     97,172,715      $   88,051,513
                                                     ==============      ================        =============

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                       Description
----------                        -----------

2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation ("EBIC"), without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, dated May 15, 1996 (the "Form 10-Q"))

2.2 Registration Rights Agreement, dated as of August 16, 1996, by and among the Registrant and the persons listed in Annexes I, II and III thereto (incorporated by reference to Exhibit 2.5 of the Registrant's Current Report on Form 8-K, dated August 16, 1996)

3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 of the Registrant's Registration Statement on Form 8-A, dated October 28, 1996)

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, dated June 18, 1997)

3.3 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 Form 10-K"))

4.1      Form of Common Stock Certificate (incorporated herein by reference to
         Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994 ("Amendment No. 1"))

4.2 Form of Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1)

4.3 Warrant Agreement, dated as of November 30, 1994, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of Amendment No.1)

4.4 Form of Series B Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-06753) dated June 25,
         1996) (the "Form S-4"))

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

4.7      Agreement to furnish Debt Instruments*

10.1 Agreement of Lease, dated September 10, 1992, by and between Euro Brokers Inc. and The Port Authority of New York and New Jersey (the "NY Lease") (incorporated herein by reference to Exhibit 10.1 of the 1996 Form 10-K)

10.2 Supplement No. 1 to the NY Lease, dated March 21, 1993 (incorporated herein by reference to Exhibit 10.2 of the 1996 Form 10-K)

10.3 Supplement No. 2 to the NY Lease, dated July 1, 1994 (incorporated herein by reference to Exhibit 10.3 of the 1996 Form 10-K)

10.4 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

10.5+ The Registrant's 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.7 of the 1996 Form 10-K)

10.6+ Employment Agreement, dated March 8, 1996, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q)

10.7+ Employment Agreement, dated March 8, 1996, by and between EBIC and Keith Reihl (incorporated herein by reference to Exhibit 10.7 to the Form S-4)

10.8+ Employment Agreement, dated as of September 11, 1996, by and between the Registrant and Roger Schwed (incorporated herein by reference to Exhibit 10.10 of the 1996 Form 10-K)

10.9+ Employment Agreement, dated 23 May 1994, by and between Euro Brokers Limited and Michael Morrison (incorporated herein by reference to Exhibit 10.11 of the 1996 Form 10-K)

10.10+ Employment Agreement, dated as of September 1, 1996, by and between Euro Brokers Inc. and Walter E. Dulski (incorporated herein by reference to Exhibit 10.12 of the 1996 Form 10-K)

10.11+ Agreement, dated as of November 19, 1996, by and among the Registrant, EBIC and Donald R.A. Marshall (incorporated herein by reference to Exhibit 10.13 of the 1996 Form 10-K)

10.12 Agreement for Securities Clearance Services, dated June 7, 1993, as amended, by and between Daiwa Securities America Inc. and Maxcor Financial Inc. (formerly, Euro Brokers Maxcor Inc.) (incorporated herein by reference to Exhibit 10.14 of the 1996 Form 10-K) (1)

10.13 Fully Disclosed Clearing Agreement, dated July 21, 1997, by and between Morgan Stanley & Co. Incorporated and Maxcor Financial Inc. (formerly, Euro Brokers Maxcor Inc.) (incorporated herein by reference to Exhibit 10.15 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-34485) dated October 7,
         1997) (2)

21       Subsidiaries of the Registrant*

27       Financial Data Schedule (filed in electronic form only)

--------------------------
*      Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(2) Portions of this exhibit have been redacted and confidential treatment granted pursuant to Rule 406 under the Securities Act of 1933, as amended.