Form 10-Q
period 1998-03-31
MAXCOR FINANCIAL GROUP INC
filed 1998-05-15
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998


                         Commission File Number 0-25056


                          MAXCOR FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   59-3262958
 -------------------------------                  ---------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)


                             Two World Trade Center
                            New York, New York 10048
                    ---------------------------------------
                    (Address of principal executive office)


                                 (212) 748-7000
                          ----------------------------
                            (Registrant's telephone
                          number, including area code)


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                         No
               ------                         ------

         The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 12, 1998 was 11,330,631.

                        The Exhibit Index is on Page 18

                              Page 1 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.


                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                   3

          Consolidated Statement of Financial Condition                     4

          Consolidated Statement of Operations                              6

          Consolidated Statement of Changes in Stockholders' Equity         7

          Consolidated Statement of Cash Flows                              8

          Notes to the Consolidated Financial Statements                   10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                12


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17

Exhibit Index                                                              18

                              Page 2 of 38 Pages

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)



                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                                 MARCH 31, 1998
                                 --------------
                                  (Unaudited)


                              Page 3 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------



                                                                March 31, 1998            December 31, 1997
                                                                ---------------           -----------------
                                                                   (unaudited)
      ASSETS
      ------

      Cash and cash equivalents                                  $    9,019,675          $  18,041,631
      Commissions receivable                                         18,961,660             16,177,429
      Deposits with clearing organizations
          (Includes cash of $756,271 and U.S.
           Treasury bills of $8,898,629 at
           March 31, 1998)                                            9,654,900              9,048,922
      Receivable from clearing firms                                  2,560,491              2,585,762
      Receivable from broker-dealers and customers                      952,328              1,723,000
      Securities owned                                                4,274,641             10,497,465
      Prepaid expenses and other assets                               7,850,949              7,972,400
      Deferred tax asset                                              6,329,627              6,331,637
      Equity in affiliated companies                                  2,567,473              2,606,987
      Furniture, equipment and leasehold  improvements               10,588,708             11,459,523
      Intangible assets                                               1,504,267              1,606,757
                                                                 --------------          -------------

          Total assets                                            $  74,264,719          $  88,051,513
                                                                  =============          =============



    The accompanying notes are an integral part of these consolidated financial statements.

                              Page 4 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                                  (continued)


                                                                 March 31, 1998       December 31, 1997
                                                                 ---------------      -----------------
                                                                      (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      -------------------------------------

      Liabilities:
          Short-term bank loans                                    $   1,695,426          $  6,225,928
          Accounts payable and accrued liabilities                    16,522,995            18,490,511
          Accrued compensation payable                                13,704,559            18,202,561
          Payable to broker-dealers and customers                        300,000               569,458
          Income taxes payable                                         2,663,052             4,286,269
          Securities sold, not yet purchased                             851,037               780,849
          Deferred taxes payable                                         656,667               656,667
          Obligations under capitalized leases                           832,975               974,186
          Notes payable                                                6,231,259             6,261,839
                                                                   -------------          ------------

                                                                      43,457,970            56,448,268
                                                                   -------------          ------------

      Stockholders' equity:
          Preferred stock, $.001 par value; 1,000,000
            shares authorized, none outstanding at
            March 31, 1998 and December 31, 1997
          Common stock, $.001 par value; 30,000,000
            shares authorized, 11,330,631 shares
            outstanding at March 31, 1998 and December
            31, 1997                                                      11,331                11,331
          Additional paid-in capital                                  33,187,476            33,187,476
          Treasury stock at cost; 61,638 shares of common
            stock held at March 31, 1998 and December
            31, 1997                                                (    209,451)          (   209,451)
          Accumulated deficit                                       (  4,619,363)          ( 3,815,073)
          Accumulated other comprehensive income                       2,436,756             2,428,962
                                                                   -------------          ------------

            Total stockholders' equity                                30,806,749            31,603,245
                                                                   -------------          -----------

            Total liabilities and stockholders' equity             $  74,264,719          $ 88,051,513
                                                                   =============          ============

    The accompanying notes are an integral part of these consolidated financial statements.

                              Page 5 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                  (unaudited)

                                              For the Three Months Ended
                                        March 31, 1998          March 31, 1997
                                        --------------          --------------
Revenue:
  Commission income                      $   39,124,825          $  43,412,352
  Interest income                               467,780                428,671
  Other income                                  108,635                176,581
                                         --------------          -------------

                                             39,701,240             44,017,604
                                         --------------          -------------
Costs and expenses:
  Payroll and related costs                  27,015,172             26,543,217
  Communication costs                         3,650,546              4,352,234
  Travel and entertainment                    2,600,307              2,714,381
  Occupancy costs                             1,540,173              1,550,870
  Depreciation and amortization               1,270,360              1,322,818
  Clearing fees                               1,056,467              1,849,543
  Interest expense                              220,744                215,506
  General, administrative and
    other expenses                            1,753,761              1,573,500
                                         --------------          -------------

                                             39,107,530             40,122,069
                                         --------------          -------------

Income before provision for
  income taxes and
  minority interest                             593,710              3,895,535

Provision for income taxes                      990,600              2,607,847
                                         --------------          -------------

Income (loss) before
  minority interest                     (       396,890)             1,287,688

Minority interest in
  consolidated subsidiaries             (       407,400)        (      253,741)
                                         --------------          -------------

Net income (loss)                       ($      804,290)         $   1,033,947
                                         ==============          =============

Weighted average
  common shares outstanding                  11,330,631              8,949,656

Basic and diluted
  earnings per share                    ($          .07)         $         .12


         The accompanying notes are an integral part of these consolidated financial statements.

                              Page 6 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
     FOR THE PERIODS ENDED DECEMBER 31, 1997 AND MARCH 31, 1998 (unaudited)
     ----------------------------------------------------------------------

                                                                                                      Accumulated
                                                       Additional                                        other
                         Comprehensive     Common       paid-in       Treasury       Accumulated     comprehensive
                            income         stock        capital         stock          deficit          income             Total
                            ------         -----        -------         -----          -------          ------             -----

Balance at December
  31, 1996                               $   8,950   $ 33,533,867                   ($ 3,546,081)     $ 2,454,138      $32,450,874
Issuance of shares in
  Exchange Offer                             2,381   (      2,381)
Comprehensive income
  Net loss for the
   year ended
   December 31, 1996      ($ 268,992)                                               (    268,992)                      (   268,992)
  Other comprehensive
   income
   Foreign translation
    adjustment (net of
    income tax benefit                                                                                (    25,176)     (    25,176)
    of $111,003)          (   25,176)
                          ----------
Comprehensive income      (  294,168)
                          ==========
Acquisition of
  treasury stock                                                     (  209,451)                                       (   209,451)
Expenses incurred in
   connection with
   Exchange Offer                                    (    344,010)                                                     (   344,010)
                                         ---------   ------------     ---------      -----------      -----------      -----------
 Balance at December
   31, 1997                                 11,331     33,187,476    (  209,451)    (  3,815,073)       2,428,962       31,603,245

Comprehensive income
  Net loss for the
   three months ended
   March 31, 1998         (  804,290)                                               (    804,290)                     (    804,290)
Other comprehensive
   income
    Foreign translation
    adjustment (net of
    income tax expense
    of $10,265)                7,794                                                                        7,794            7,794
                          ----------
Comprehensive income      ( $796,496)
                          ==========     ---------   ------------     ---------      -----------      -----------      -----------
Balance at March
   31, 1998                              $  11,331   $ 33,187,476    ($ 209,451)    ( $4,619,363)     $ 2,436,756      $30,806,749
                                         =========   ============     =========      ===========      ===========      ===========


         The accompanying notes are an integral part of these consolidated financial statements.


                              Page 7 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (unaudited)

                                                                                           For the Three Months Ended
                                                                                     March 31, 1998               March 31, 1997
                                                                                    ----------------              --------------
Cash flows from operating activities:
     Net income (loss)                                                                  ($   804,290)              $ 1,033,947
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                                                       1,270,360                 1,322,818
       Provision for doubtful accounts                                                        15,228                    12,256
       Undistributed earnings of affiliates                                             (  1,001,310)             (    693,464)
       Imputed interest expense                                                               14,770                    21,154
       Amortization of deferred expenses                                                                                   364
       Deferred income taxes                                                                   4,842                   827,731
     Change in assets and liabilities:
       Increase in commissions receivable                                               (  2,678,972)             (    306,394)
       (Increase) decrease in deposits with clearing organizations                      (    597,890)                  113,939
       Decrease (increase) in receivable from clearing firms                                  25,271              (  1,608,380)
       Decrease in receivable from broker-dealers and customers                              493,016                   466,266
       Decrease in securities owned                                                        6,222,824                 7,726,887
       Decrease in prepaid expenses and other assets                                       1,153,202                 1,127,832
       Decrease in short-term bank loans                                                (  4,530,502)             (  5,376,525)
       (Decrease) increase in accounts payable and accrued liabilities                  (  1,811,428)                1,378,656
       Decrease in accrued compensation payable                                         (  4,576,780)             (  6,765,051)
       Increase (decrease) in payable to broker-dealers and customers                          8,198              (  1,826,250)
       (Decrease) increase  in income taxes payable                                     (  1,629,182)                  128,595
       Increase (decrease) in securities sold, not yet purchased                              70,188              (     65,812)
                                                                                        ------------              ------------
           Net cash used in operating activities                                        (  8,352,455)             (  2,481,431)
                                                                                        ------------              ------------
Cash flows from investing activities:
     Purchase of fixed assets                                                           (    497,407)             (    636,567)
     Proceeds from the sale of subsidiary                                                                              322,622
     Dividends received from equity affiliates                                                35,047                    37,768
                                                                                        ------------              ------------
           Net cash used in investing activities                                        (    462,360)             (    276,177)
                                                                                        ------------              ------------

         The accompanying notes are an integral part of these consolidated financial statements.


                              Page 8 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                            (unaudited) (continued)


                                                                                                For the Three Months Ended
                                                                                       March 31, 1998            March 31, 1997
                                                                                       --------------            --------------
Cash flows from financing activities:
    Repayment of notes payable                                                          (     97,908)             (   1,099,325)
    Repayment of obligations under capitalized leases                                   (    157,125)             (     183,334)
                                                                                        ------------              -------------
        Net cash used in  financing activities                                          (    255,033)             (   1,282,659)
                                                                                        ------------              -------------

Effect of exchange rate changes on cash                                                      47,892               (      57,117)
                                                                                        ------------              -------------

Net decrease in cash and cash equivalents                                               (  9,021,956)             (   4,097,384)

Cash and cash equivalents at beginning of period                                          18,041,631                 18,231,926
                                                                                        ------------              -------------

Cash and cash equivalents at end of period                                              $  9,019,675              $  14,134,542
                                                                                        ============              =============

Supplemental disclosures of cash flow information

Interest paid                                                                           $    142,218              $      96,054
Income taxes paid                                                                            959,450                  1,443,416


         The accompanying notes are an integral part of these consolidated financial statements.

                              Page 9 of 38 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Maxcor Financial Group Inc. (the "Company"), formerly Financial Services Acquisition Corporation, was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996 the Company acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the December 31, 1997 balances to conform with the March 31, 1998 presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1997 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                              Page 10 of 38 Pages

NOTE 2 - STOCKHOLDERS' EQUITY:


Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At December 31, 1997 and March 31, 1998, no shares of preferred stock were issued or outstanding. Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At December 31, 1997 and March 31, 1998, the Company had outstanding 11,330,631 shares of Common Stock, 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants) and held in treasury 61,638 shares of common stock.

At December 31, 1997 and March 31, 1998, the Company had 734,980 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 3 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At March 31, 1998, MFI's regulatory net capital was $11,574,319 and exceeded the minimum requirement of $250,000 by $11,324,319. MFI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of regulatory net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

                              Page 11 of 38 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    General

         The Company was incorporated in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, the Company acquired EBIC, a privately held international and domestic inter-dealer broker for a broad range of financial instruments, in the Merger. EBIC and its subsidiaries currently comprise substantially all of the Company's business and assets.

                       Three Months Ended March 31, 1998
               Compared to the Three Months ended March 31, 1997

         Commission income for the three months ended March 31, 1998 decreased $4,287,527 to $39,124,825, compared to $43,412,352 for the comparable period in 1997. The net decrease primarily resulted from the combination of reduced brokerage in London of approximately $4.5 million, primarily reflecting several departmental closures that occurred in 1997, and reduced brokerage in New York of approximately $1.9 million, primarily reflecting reduced brokerage in emerging markets products. These decreases were partially offset by overall increased brokerage in Mexico City and Tokyo.

         Interest income for the three months ended March 31, 1998 increased by $39,109 to $467,780, compared to $428,671 for the comparable period in 1997, reflecting an increase in interest associated with municipal securities positions held.

         Other income for the three months ended March 31, 1998 decreased $67,946 to $108,635, compared to $176,581 for the same period in 1997, primarily due to decreases in foreign exchange gains of approximately $61,000 and income from affiliated companies of approximately $135,000, partially offset by an increase in trading gains on municipal securities transactions of approximately $131,000.

         Payroll and related costs for the three months ended March 31, 1998 increased $471,955 to $27,015,172, compared to $26,543,217 for the three months ended March 31, 1997. The increase was primarily the result of increased costs associated with the expansion of operations in Mexico City and Tokyo, offset in part by decreased costs associated with certain departmental closures in 1997, principally in London. Payroll and related costs increased as a percentage of commission income to 69.0% for the three months ended March 31, 1998 as compared with 61.1% for the corresponding period in 1997, reflective of certain fixed salary costs in areas which sustained reduced revenues.

                              Page 12 of 38 Pages

         Communication costs for the three months ended March 31, 1998 decreased $701,688 to $3,650,546, compared to $4,352,234 for the three months ended March 31, 1998, primarily as a result of certain departmental closures in 1997 in London and Toronto.

         Travel and entertainment costs for the three months ended March 31, 1998 decreased $114,074 to $2,600,307, or 6.6% of commission income, compared to $2,714,381 or 6.3% of commission income for the three months ended March 31, 1998. The slight increase in the ratio of travel and entertainment expenses to commission income reflects the effects of continued efforts to maintain and improve market share on reduced commission income levels.

         Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. Occupancy costs of $1,540,173 for the three months ended March 31, 1998 were consistent with those of $1,550,870 for the corresponding period in 1997.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements. For the three months ended March 31, 1998, depreciation and amortization decreased $52,458 to $1,270,360, compared to $1,322,818 for the same period in 1997, primarily as a result of a reduction in leased automobiles, offset in part by the continued expansion of the Company's proprietary screen system and other communications and computer technology.

         Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company acts as a riskless principal on a fully matched basis. These expenses decreased $793,076 to $1,056,467, for the three months ended March 31, 1998, compared to $1,849,543 for the three months ended March 31, 1997, due primarily to a decline in the number of cleared transactions and a decrease in the clearing fee per transaction.

         Interest expense for the three months ended March 31, 1998 was consistent with that for the corresponding period in 1997 at $220,744 and $215,506, respectively.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. For the three months ended March 31, 1998 these expenses increased by $180,261 to $1,753,761, compared to $1,573,500 for the three months ended March 31, 1997, principally due to the reversal of excess litigation reserves of approximately $450,000 during the

                              Page 13 of 38 Pages
three months ended March 31, 1997, offset in part by decreases aggregating approximately $270,000 in various expenses during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.


         Provision for income taxes for the three months ended March 31, 1998 decreased by $1,617,247 to $990,600, compared to $2,607,847 for the three months ended March 31, 1997, primarily due to reduced levels of pre-tax accounting income. The Company's effective tax rate increased from 66.9% for the three months ended March 31, 1997 to 166.8% for the three months ended March 31, 1998, primarily reflecting a greater impact of the nondeductibility of certain expenses, principally entertainment expenses, on lower pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the three months ended March 31, 1998 increased by $153,659 to ($407,400), compared to ($253,741) for the three months ended March 31, 1997, reflecting higher net income generated by such subsidiaries.

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as commissions receivable, receivables from broker-dealers, customers and clearing firms and securities owned.

         Cash and cash equivalents and accrued compensation payable at March 31, 1998 reflect a reduction from levels at December 31, 1997 principally due to the timing of employee bonus payments, which occurred in February 1998.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from the Company's clearing bank. At March 31, 1998, as reflected on the Consolidated Statement of Financial Condition, the Company had net assets relating to securities transactions of approximately $2.4 million, reflecting securities owned of approximately $4.3 million, securities sold, but not yet purchased of approximately $0.9 million and a net receivable from broker-dealers and customers of approximately $0.7 million, financed by short-term borrowings of approximately $1.7 million.

         MFI is a member of the Government Securities Clearing Corporation for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such

                              Page 14 of 38 Pages
membership, MFI is required to maintain a minimum net regulatory capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned pledge and deposits have been reflected as deposits with clearing organizations on the Consolidated Statement of Financial Condition.

         Notes payable at March 31, 1998 of approximately $6.2 million reflects the remaining two annual installments of principal due on November 30 of each of 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $4.2 million, and approximately $2.0 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation, payable in monthly installments through December 2002. The principal and interest payments of these notes are expected to be paid in timely fashion from the Company's resources.

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

Year 2000 Compliance

         The Company is in the process of modifying and upgrading its computer software applications and systems in a manner that the Company expects will incorporate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later. The Company does not currently expect the cost of this process to be material to its business, operations or financial condition. The Company believes that it will be able to achieve substantial or complete internal compliance by the end of 1998, and does not currently anticipate any material disruption to its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of surveying the compliance status of its suppliers and customers.

                              Page 15 of 38 Pages

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit  Description
-------  -----------

10.1 Agreement for Securities Clearance Services, dated March 13, 1998, by and between Daiwa Securities America Inc. and Maxcor Financial Inc.
         (1)


27       Financial Data Schedule (filed in electronic form only)

--------------------------

(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


(b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1998.

                              Page 16 of 38 Pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998


                          MAXCOR FINANCIAL GROUP INC.
                             (Registrant)



                                   /s/ Gilbert D. Scharf
                          --------------------------------------------------
                          Gilbert D. Scharf, Chairman of the Board,
                          President and Chief Executive Officer




                                   /s/ Keith E. Reihl
                          -----------------------------------------------------
                          Keith E. Reihl, Chief Financial Officer and Treasurer


                              Page 17 of 38 Pages

                                 EXHIBIT INDEX


Exhibit    Description                                                    Page
-------    -----------                                                    ----

10.1        Agreement for Securities Clearance Services, dated             19
            March 13, 1998, by and between Daiwa Securities
            America Inc. and Maxcor Financial Inc. (1)

27         Financial Data Schedule  (filed in electronic form only)        38





--------------------------
(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 18 of 38 Pages