Form 10-Q
period 1998-06-30
MAXCOR FINANCIAL GROUP INC
filed 1998-08-14
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

                        Commission File Number 0-25056

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                      59-3262958
  -----------------------------                      ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification Number)


                            Two World Trade Center
                           New York, New York 10048
                           ------------------------
                    (Address of principal executive office)


                                (212) 748-7000
                                --------------
                            (Registrant's telephone
                         number, including area code)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                         No
            ---------                                       ---------

         The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 13, 1998 was 11,323,782.

                        The Exhibit Index is on Page 22

                              Page 1 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.

                                     INDEX
                                     -----

                                                                          PAGE
                                                                          ----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                   3

          Consolidated Statements of Financial Condition                    4

          Consolidated Statements of Operations                             6

          Consolidated Statements of Changes in Stockholders' Equity        7

          Consolidated Statements of Cash Flows                             8

          Notes to the Consolidated Financial Statements                   10

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13

Item 3. Quantitative and Qualitative Disclosures about Market Risk         18

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                 21

Exhibit Index                                                              22



                              Page 2 of 23 Pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (Unaudited)
                                  -----------



                              Page 3 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                     June 30,      December 31,
                                                       1998           1997
                                                    -----------    -----------
                                                    (unaudited)

ASSETS
------

Cash and cash equivalents                           $12,466,942    $18,041,631
Deposits with clearing organizations                  7,966,937      9,048,922
Receivable from broker-dealers and customers         23,246,519     20,486,191
Securities owned                                      6,766,363     10,497,465
Prepaid expenses and other assets                     7,328,086      7,972,400
Deferred tax asset                                    6,451,242      6,331,637
Equity in affiliated companies                        2,426,423      2,606,987
Furniture, equipment and leasehold
  improvements                                       10,712,156     11,459,523
Intangible assets                                     1,401,731      1,606,757
                                                    -----------    -----------

Total assets                                        $78,766,399    $88,051,513
                                                    ===========    ===========



     The accompanying notes are an integral part of these consolidated financial statements.


                              Page 4 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (continued)

                                                                               June 30,         December 31,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Liabilities:
    Short-term bank loans                                                    $  1,846,578       $  6,225,928
    Payable to broker-dealers and customers                                     1,269,690            569,458
    Securities sold, not yet purchased                                                               780,849
    Accounts payable and accrued liabilities                                   16,065,717         18,490,511
    Accrued compensation payable                                               18,820,269         18,202,561
    Income taxes payable                                                        2,458,925          4,286,269
    Deferred taxes payable                                                        656,667            656,667
    Obligations under capitalized leases                                          660,784            974,186
    Notes payable                                                               6,126,199          6,261,839
                                                                             ------------       ------------
                                                                               47,904,829         56,448,268
                                                                             ------------       ------------
Stockholders' equity:
    Preferred stock, $.001 par value; 1,000,000 shares
       authorized, none outstanding at June 30, 1998
       and December 31, 1997
    Common stock, $.001 par value; 30,000,000 shares
       authorized, 11,392,269 shares issued and
       11,330,631 shares outstanding at June 30, 1998
       and December 31 1997                                                        11,392             11,392
    Additional paid-in capital                                                 33,187,415         33,187,415
    Treasury stock at cost; 61,638 shares of common
       stock held at
       June 30, 1998 and December 31,1997                                        (209,451)          (209,451)
    Accumulated deficit                                                        (4,615,240)        (3,815,073)
    Accumulated other comprehensive income                                      2,487,454          2,428,962
                                                                             ------------       ------------
       Total stockholders' equity                                              30,861,570         31,603,245
                                                                             ------------       ------------
       Total liabilities and stockholders' equity                            $ 78,766,399       $ 88,051,513
                                                                             ============       ============

     The accompanying notes are an integral part of these consolidated financial statements.


                              Page 5 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                      For the Three Months Ended        For the Six Months Ended
                                       June 30,         June 30,        June 30,          June 30,
                                         1998             1997            1998              1997
                                     ------------     ------------     ------------     ------------
Revenue:
  Commission income                  $ 38,830,397     $ 42,704,169     $ 77,955,223     $ 86,116,521
  Interest income                         314,825          395,117          782,605          823,788
  Other income                            386,323          252,225          494,955          428,806
                                     ------------     ------------     ------------     ------------
                                       39,531,545       43,351,511       79,232,783       87,369,115
                                     ------------     ------------     ------------     ------------

Costs and expenses:
  Payroll and related costs            25,895,883       27,814,565       52,929,260       54,574,159
  Communication costs                   3,841,217        4,133,683        7,491,763        8,485,917
  Travel and entertainment              2,387,477        2,672,903        4,987,784        5,387,284
  Occupancy costs                       1,618,902        1,551,042        3,159,075        3,101,912
  Depreciation and
    amortization                        1,276,690        1,334,601        2,547,050        2,657,419
  Clearing fees                         1,247,846        1,407,018        2,304,313        3,256,561
  Interest expense                        264,596          231,757          485,340          447,263
  General, administrative and
    other expenses                      1,418,340        1,903,620        3,153,895        3,260,743
                                     ------------     ------------     ------------     ------------
                                       37,950,951       41,049,189       77,058,480       81,171,258
                                     ------------     ------------     ------------     ------------

Income before provision for
    income taxes and minority
    interest                            1,580,594        2,302,322        2,174,303        6,197,857

Provision for income taxes              1,303,646        1,826,105        2,294,246        4,433,952
                                     ------------     ------------     ------------     ------------

Income before minority interest           276,948          476,217         (119,943)       1,763,905

Minority interest in consolidated
    subsidiaries                         (272,824)        (369,161)        (680,224)        (622,902)
                                     ------------     ------------     ------------     ------------

Net income (loss)                    $      4,124     $    107,056     ($   800,167)    $  1,141,003
                                     ============     ============     ============     ============

Weighted average common
 shares outstanding                    11,330,631        8,949,656       11,330,631        8,949,656

Basic and diluted earnings per
    share                            $        .00     $        .01     $       (.07)    $        .13


     The accompanying notes are an integral part of these consolidated financial statements.


                              Page 6 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
     FOR THE PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1998 (unaudited)
     ---------------------------------------------------------------------

                                                                                                        Accumulated
                                                         Additional                                     other
                            Comprehensive     Common      paid-in        Treasury     Accumulated    comprehensive
                                income        stock       capital         stock        deficit          income             Total
                                ------        -----       -------         -----        -------          ------             -----

Balance at December
  31, 1996                                  $  8,950    $ 33,533,867                 ($ 3,546,081)    $ 2,454,138    $ 32,450,874
Issuance of shares in
   Exchange Offer                              2,381    (      2,381)
Comprehensive income
   Net loss for the
      year ended
      December 31, 1997      ($ 268,992)                                             (    268,992)                   (    268,992)
   Other comprehensive
      income
      Foreign translation
        adjustment net of
        income tax benefit
        of $111,003)         (   25,176)                                                              (    25,176)   (     25,176)
                             ----------
Comprehensive income         ($ 294,168)
                             ==========
Issuance of shares to
   EBIC shareholders                              61    (         61)
Acquisition of treasury
   stock                                                                ($ 209,451)                                  (    209,451)
Expenses incurred in
   connection with
   Exchange Offer                                       (    344,010)                                                (    344,010)
                                            --------    ------------    ----------   ------------     -----------    ------------
Balance at December
   31, 1997                                   11,392      33,187,415    (  209,451)  (  3,815,073)      2,428,962      31,603,245
Comprehensive income
   Net loss for the six
     months ended June
     30, 1998                ($ 800,167)                                             (    800,167)                   (    800,167)
   Other comprehensive
     income
       Foreign translation
       adjustment (net of
       income tax expense
       of $104,981)              58,492                                                                    58,492          58,492
                             ----------
Comprehensive income         ($ 741,675)
                             ==========     --------    ------------    ----------   ------------     -----------    ------------
Balance at
   June 30, 1998                            $ 11,392    $ 33,187,415    ($ 209,451)  ($ 4,615,240)    $ 2,487,454    $ 30,861,570
                                            ========    ============    ==========   ============     ===========    ============


         The accompanying notes are an integral part of these consolidated financial statements.


                              Page 7 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                  -----------

                                                                                    For the Six Months Ended
                                                                             June 30, 1998              June 30, 1997
                                                                             -------------              -------------
Cash flows from operating activities:
     Net (loss) income                                                      ($       800,167)            $   1,141,003
      Adjustments to reconcile net (loss) income
      to net cash (used in) provided by operating activities:
       Depreciation and amortization                                               2,547,050                 2,657,419
       Provision for doubtful accounts                                                35,023                    24,328
       Undistributed earnings of affiliates                                 (        558,463)            (     652,932)
       Gain on sale of fixed assets                                         (          6,470)
       Imputed interest expense                                                       29,714                    42,658
       Deferred income taxes                                                (        100,454)                  898,094
     Change in assets and liabilities:
       Decrease in deposits with clearing organizations                            1,087,025                   437,820
       Increase in receivable from broker-dealers and customers             (      2,721,080)            (   6,388,390)
       Decrease in securities owned                                                3,731,102                 4,187,252
       Decrease in prepaid expenses and other assets                               1,115,507                 1,715,688
       (Decrease) increase in short-term bank loans                         (      4,379,350)                4,740,760
       Increase (decrease) in payable to broker-dealers and customers                700,232             (   1,826,250)
       Decrease in securities sold, not yet purchased                       (        780,849)            (   1,724,531)
       (Decrease) increase in accounts payable and accrued liabilities      (      2,215,270)                  583,373
       Increase (decrease) in accrued compensation payable                           542,019             (   3,828,252)
       Decrease in income taxes payable                                     (      1,879,013)            (     117,887)
                                                                            ----------------             -------------
           Net cash (used in) provided by operating activities              (      3,653,444)                1,890,153
                                                                            ----------------             ------------
Cash flows from investing activities:
       Purchase of fixed assets                                             (      2,088,360)            (   1,380,599)
       Proceeds from the sale of fixed assets                                        254,574
       Proceeds from the sale of subsidiary                                                                    322,622
       Dividends received from equity affiliates                                      35,047                    51,368
                                                                            ----------------             -------------
           Net cash used in investing activities                            (      1,798,739)            (   1,006,609)
                                                                            ----------------             -------------


         The accompanying notes are an integral part of these consolidated financial statements.

                              Page 8 of 23 Pages

                         MAXCOR FINANCIAL GROUP INC.
                         ---------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (unaudited)(continued)
                            ----------------------

                                                                                    For the Six Months Ended
                                                                              June 30, 1998              June 30, 1997
                                                                              -------------              -------------
Cash flows from financing activities:
    Repayment of notes payable                                              (        197,766)            (   1,099,311)
    Repayment of obligations under capitalized leases                       (        322,553)            (     207,034)
    Acquisition of treasury stock                                                                        (     209,451)
                                                                            ----------------             -------------
       Net cash used in financing activities                                (        520,319)            (   1,515,796)
                                                                            ----------------             -------------

Effect of exchange rate changes on cash                                              397,813             (      18,165)
                                                                            ----------------             -------------

Net decrease in cash and cash equivalents                                   (      5,574,689)            (     650,417)
                                                                            ----------------             -------------

Cash and cash equivalents at beginning of period                                  18,041,631                18,231,925
                                                                            ----------------             -------------

Cash and cash equivalents at end of period                                  $     12,466,942             $  17,581,508
                                                                            ================             =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                               $        317,355             $     141,953
Income taxes paid                                                           $      2,322,677             $   1,724,564


         The accompanying notes are an integral part of these consolidated financial statements.

                              Page 9 of 23 Pages

                          MAXCOR FINANCIAL GROUP INC.
                          ---------------------------
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                                  (unaudited)
                                  -----------


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

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Geneva, Tokyo, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. The historical assets and liabilities of the Company and EBIC have been combined and reflected in the consolidated statement of financial condition at their respective book values.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period balances to conform with the June 30, 1998 presentation. Operating results for the interim periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1997 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                             Page 10 of 23 Pages

NOTE 2 - STOCKHOLDERS' EQUITY:

Preferred stock:

The Company is authorized to issue 1,000,000 shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors. At December 31, 1997 and June 30, 1998, no shares of Preferred Stock were issued or outstanding. Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

Common stock and warrants:

The Company is authorized to issue 30,000,000 shares of Common Stock. At December 31, 1997 and June 30, 1998, the Company had outstanding 11,330,631 shares of Common Stock, 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants) and held in treasury 61,638 shares of Common Stock.

At December 31, 1997 and June 30, 1998, the Company had 734,980 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 3 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At June 30, 1998, MFI's regulatory net capital was approximately $12,219,000 and exceeded the minimum requirement of $250,000 by approximately $11,969,000. MFI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of regulatory net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital

                             Page 11 of 23 Pages
rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT:

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

                       THREE MONTHS ENDED JUNE 30, 1998
               COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         Commission income for the three months ended June 30, 1998 decreased $3,873,772 to $38,830,397, compared to $42,704,169 for the comparable period in 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto aggregating approximately $2.3 million, primarily reflecting several departmental closures during the fourth quarter of 1997, and reduced brokerage in New York of approximately $1.8 million, primarily reflecting reduced market volumes in emerging markets products. The net decrease also reflects a small reduction in the U.S. dollar equivalent of commission income in Tokyo due to the significant weakening of the Japanese yen as compared to the U.S. dollar, offset by increased brokerage in Mexico City.

         Interest income for the three months ended June 30, 1998 decreased by $80,292 to $314,825, compared to $395,117 for the comparable period in 1997, reflective of reduced cash balances.

         Other income for the three months ended June 30, 1998 increased by $134,098 to $386,323, compared to $252,225 for the same period in 1997, primarily due to increases in foreign exchange gains of approximately $289,000, partially offset by decreases in trading gains on municipal securities transactions of approximately $150,000.

         Payroll and related costs for the three months ended June 30, 1998 decreased $1,918,682 to $25,895,883, compared to $27,814,565 for the three months ended June 30, 1997. The net decrease was primarily the result of reduced employment costs in London and Toronto aggregating approximately $1.5 million associated with departmental closures during the fourth quarter of 1997 and salary reductions during 1998, and reduced employment costs in New York associated with reduced commission income. These decreases were partially offset by increased employment costs associated with the expansion of operations in Mexico City. Payroll and

                             Pages 13 of 23 Pages
related costs increased as a percentage of commission income to 66.7% for the three months ended June 30, 1998, as compared with 65.1% for the corresponding period in 1997, reflective of certain fixed salary costs in areas which sustained reduced revenues.

         Communication costs for the three months ended June 30, 1998 decreased $292,466 to $3,841,217, compared to $4,133,683 for the three months ended June 30, 1997, primarily as a result of departmental closures in London and Toronto during the fourth quarter of 1997.

         Travel and entertainment costs for the three months ended June 30, 1998 decreased $285,426 to $2,387,477, compared to $2,672,903 for the three months ended June 30, 1997. As a percentage of commission income, travel and entertainment costs were relatively consistent at 6.2% for the three months ended June 30, 1998 as compared to 6.3% for the corresponding period in 1997.

         Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 1998, these costs increased by $67,860 to $1,618,902, compared to $1,551,042 for the three months ended June 30, 1997, primarily resulting from rent expense attributable to new U.S. office locations.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended June 30, 1998, depreciation and amortization decreased $57,911 to $1,276,690, compared to $1,334,601 for the same period in 1997, primarily as a result of a reduction in capitalized leased automobiles in the U.K., offset in part by the continued expansion of the Company's proprietary screen system and continued investment in communications and computer technology.

         Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company generally acts as a riskless principal on a fully matched basis. These expenses decreased $159,172 to $1,247,846, for the three months ended June 30, 1998, compared to $1,407,018 for the three months ended June 30, 1997, due primarily to a decline in the number of cleared transactions.

         Interest expense for the three months ended June 30, 1998 increased $32,839 to $264,596, compared to $231,757 for the comparable period in 1997. This increase was primarily the result of the net effect of an increase of approximately $60,000 in connection with the financing of municipal securities positions and a decrease of approximately $32,000 associated with capitalized lease obligations.

                             Page 14 of 23 Pages

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. For the three months ended June 30, 1998 these expenses decreased by $485,280 to $1,418,340, compared to $1,903,620 for the three months ended June 30, 1997. This decrease resulted from the combined net effect of amounts received, net of amounts paid for professional fees, relating to legal actions enforcing non-compete provisions against former employees (recorded as a reduction of expenses approximating $213,000), and net decreases in various general and administrative expenses aggregating approximately $272,000.

         Provision for income taxes for the three months ended June 30, 1998 decreased by $522,459 to $1,303,646, compared to $1,826,105 for the three months ended June 30, 1997, primarily due to reduced levels of pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the three months ended June 30, 1998 decreased by $96,337 to ($272,824), compared to ($369,161)
for the three months ended June 30, 1997, reflecting lower net income generated by such subsidiaries.

                        SIX MONTHS ENDED JUNE 30, 1998
                COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Commission income for the six months ended June 30, 1998 decreased $8,161,298 to $77,955,223, compared to $86,116,521 for the comparable period in 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto aggregating approximately $7.2 million, primarily reflecting several departmental closures during the fourth quarter of 1997, and reduced brokerage in New York of approximately $3.7 million, primarily reflecting reduced market volumes in emerging markets products. These decreases were partially offset by overall increased brokerage in Tokyo, notwithstanding the significant effect of the weakening Japanese yen as compared to the U.S. dollar, and increased brokerage in Mexico City.

         Interest income for the six months ended June 30, 1998 decreased by $41,183 to $782,605, compared to $823,788 for the comparable period in 1997, reflective of reduced cash balances.

         Other income for the six months ended June 30, 1998 increased by $66,149 to $494,955, compared to $428,806 for the same period in 1997, primarily due to increases in foreign exchange gains of approximately $228,000, partially offset by decreases in income from affiliated companies and trading gains on municipal securities transactions of approximately $143,000 and $19,000, respectively.

                             Page 15 of 23 Pages

         Payroll and related costs for the six months ended June 30, 1998 decreased $1,644,899 to $52,929,260, compared to $54,574,159 for the six months ended June 30, 1997. The decrease was primarily the result of reduced employment costs in London and Toronto aggregating approximately $3.8 million associated with departmental closures during the fourth quarter of 1997 and salary reductions in 1998, offset in part by increased employment costs associated with the expansion of operations in Tokyo and Mexico City. Payroll and related costs increased as a percentage of commission income to 67.9% for the six months ended June 30, 1998, as compared with 63.4% for the corresponding period in 1997, reflective of certain fixed salary costs in areas which sustained reduced revenues.

         Communication costs for the six months ended June 30, 1998 decreased $994,154 to $7,491,763, compared to $8,485,917 for the six months ended June 30, 1997, primarily as a result of departmental closures in London and Toronto during the fourth quarter of 1997.

         Travel and entertainment costs for the six months ended June 30, 1998 decreased $399,500 to $4,987,784, compared to $5,387,284 for the six months ended June 30, 1997. As a percentage of commission income, travel and entertainment costs were relatively consistent at 6.4% for the six months ended June 30, 1998 as compared to 6.3% for the corresponding period in 1997.

         Occupancy costs for the six months ended June 30, 1998 increased by $57,163 to $3,159,075, compared to $3,101,912 for the six months ended June 30, 1997, primarily resulting from rent expense attributable to new U.S. office locations.

         Depreciation and amortization expense for the six months ended June 30, 1998 decreased $110,369 to $2,547,050, compared to $2,657,419 for the same period in 1997, primarily as a result of a reduction in capitalized leased automobiles in the U.K., offset in part by the continued expansion of the Company's proprietary screen system and continued investment in communications and computer technology.

         Clearing fees for the six months ended June 30, 1998, decreased $952,248 to $2,304,313, compared to $3,256,561 for the six months ended June 30, 1997, due primarily to a decline in the number of cleared transactions and a decrease in the clearing fee per transaction.

         Interest expense for the six months ended June 30, 1998 increased $38,077 to $485,340, compared to $447,263 for the comparable period in 1997. This increase was primarily the result of the net effect of an increase of approximately $64,000 in connection with the financing of municipal securities positions and a decrease of approximately $32,000 associated with capitalized lease obligations.

                             Page 16 of 23 Pages

         General, administrative and other expenses for the six months ended June 30, 1998 decreased by $106,848 to $3,153,895, compared to $3,260,743 for the six months ended June 30, 1997. This decrease resulted from the effects of amounts received, net of amounts paid for professional fees, relating to legal actions enforcing non-compete provisions against former employees (recorded as a reduction of expenses approximating $213,000), and net decreases in various general and administrative expenses aggregating approximately $344,000 during the six months ended June 30, 1998, offset in part by the reversal of excess litigation reserves of approximately $450,000 during the six months ended June 30, 1997.

         Provision for income taxes for the six months ended June 30, 1998 decreased by $2,139,706 to $2,294,246, compared to $4,433,952 for the six months ended June 30, 1997, primarily due to reduced levels of pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the six months ended June 30, 1998 increased by $57,322 to ($680,224), compared to ($622,902)
for the six months ended June 30, 1997, reflecting higher net income generated by such subsidiaries.

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by a combination of cash margin and short term borrowings from the Company's clearing bank. At June 30, 1998, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.7 million, reflecting securities owned of approximately $6.8 million, financed by short-term borrowings of approximately $1.8 million, and a payable to broker-dealers and customers of approximately $1.3 million.

         MFI is a member of the Government Securities Clearing Corporation for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned pledge and deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

                             Page 17 of 23 Pages

         Notes payable at June 30, 1998 of approximately $6.1 million reflects the remaining two annual installments of principal due on November 30 of each of 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $4.2 million, and approximately $1.9 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation, payable in monthly installments through December 2002. In addition, the Company is currently seeking and expects to obtain a credit line that will be secured by certain of the Company's receivables from broker-dealers and customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The disclosure required by this Item 3 is not currently applicable to the Company.

                             Page 18 of 23 Pages

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 10, 1998, the Company held its annual meeting of shareholders (the "Meeting"). At the Meeting, stockholders re-elected two directors - William B. Wigton and Keith E. Reihl - as Class II directors of the Company, to serve terms expiring at the Company's third succeeding annual meeting of stockholders.

         In addition, stockholders at the Meeting ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the year ending December 31, 1998.

         At the Meeting, 10,183,473 shares of the Company's Common Stock were represented by proxy or ballot, comprising approximately 90% of the 11,330,631 shares of Common Stock outstanding at the close of business on April 28, 1998, the record date for the Meeting. Specific voting results for each of the two proposals described above were as follows:

1.       Election of Directors (each nominee):

         For:              10,119,509
         Withheld:             63,964

2.       Ratification of Appointment of Independent Accountants:

         For:              10,158,420
         Against:              10,020
         Abstain:              15,033

ITEM 5.  OTHER INFORMATION

        In May 1997, the Company acquired 61,638 shares of Common Stock in a previously reported securities repurchase transaction with a former officer and director of one of its subsidiaries, which shares are being held in the Company's treasury. In connection with the transaction, the Company also acquired a right to receive all shares of Common Stock that such former officer and director might eventually receive pursuant to certain escrow arrangements then in effect. In July 1998, the Company acquired an additional 6,849 shares of Common Stock pursuant to this right, which shares are also being held in the Company's treasury.

        In August 1998, the Company announced that the Compensation Committee of its Board of Directors had authorized the resetting to $2.00 of the exercise price on an aggregate of 1,165,000

                             Page 19 of 23 Pages
incentive and nonqualified stock options previously granted to management, directors and key employees under the Company's 1996 Stock Option Plan at exercise prices ranging from $4.8125 to $5.50.

        Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, stockholders of the Company are advised that, in connection with the Company's annual meeting of stockholders to be held in 1999, proxies solicited on behalf of the Company's Board of Directors may confer on the persons named as proxies therein discretionary authority to vote on any stockholder proposal presented at such meeting that has not been submitted in writing to the Company (attention: Secretary) at its principal executive offices at Two World Trade Center in New York, New York on or prior to March 16, 1999 (45 days in advance of the date the Company's proxy statement was released to stockholders in 1998).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit     Description
-------     -----------

27          Financial Data Schedule (filed in electronic form only)

(b)  Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 1998.

                             Page 20 of 23 Pages

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998

                         MAXCOR FINANCIAL GROUP INC.
                           (Registrant)

                                      /s/ Gilbert D. Scharf
                         -----------------------------------------------------
                         Gilbert D. Scharf, Chairman of the Board,
                         President and Chief Executive Officer

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