Form 10-Q
period 1998-09-30
MAXCOR FINANCIAL GROUP INC
filed 1998-11-13
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1998

                        Commission File Number 0-25056
                                               -------

                         MAXCOR FINANCIAL GROUP INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   59-3262958
      -------------------------                     --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)


                            Two World Trade Center
                           New York, New York 10048
                   ---------------------------------------
                   (Address of principal executive office)


                                (212) 748-7000
                            ----------------------
                           (Registrant's telephone
                         number, including area code)


                  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                                                    No
           ---                                                       ---

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 12, 1998 was 11,323,782.

                       The Exhibit Index is on Page 24

                              Page 1 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.


                                    INDEX
                                    -----
                                                                           Page
                                                                           ----
                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):                                   3

                  Consolidated Statements of Financial Condition               4

                  Consolidated Statements of Operations                        6

                  Consolidated Statements of Changes in Stockholders' Equity   7

                  Consolidated Statements of Cash Flows                        8

                  Notes to the Consolidated Financial Statements              10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

                         PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                          21

  Item 6.  Exhibits and Reports on Form 8-K                                   22

  Signatures                                                                  23

  Exhibit Index                                                               24


                              Page 2 of 34 Pages

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                         MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (Unaudited)


                              Page 3 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30, 1998       December 31, 1997
                                                                           ------------------       -----------------
                                                                               (unaudited)
ASSETS
------
Cash and cash equivalents                                                     $ 9,094,223              $  18,041,631
Deposits with clearing organizations                                            7,535,930                  9,048,922
Receivable from broker-dealers and customers                                   21,678,225                 20,486,191
Securities owned                                                               15,385,490                 10,497,465
Prepaid expenses and other assets                                               8,385,941                  7,972,400
Deferred tax asset                                                              6,751,012                  6,331,637
Equity in affiliated companies                                                  2,514,737                  2,606,987
Furniture, equipment and leasehold
  improvements                                                                 10,384,042                 11,459,523
Intangible assets                                                               1,299,211                  1,606,757
                                                                           ------------------       -----------------

Total assets                                                                $  83,028,811              $  88,051,513
                                                                           ==================       =================


 The accompanying notes are an integral part of these consolidated financial statements.

                              Page 4 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (continued)

                                                                            September 30, 1998         December 31, 1997
                                                                            -------------------        -----------------
                                                                                (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
   Short-term bank loans                                                       $                          $    6,225,928
   Payable to broker-dealers and customers                                        10,831,187                     569,458
   Securities sold, not yet purchased                                                                            780,849
   Accounts payable and accrued liabilities                                       16,990,884                  18,490,511
   Accrued compensation payable                                                   13,544,909                  18,202,561
   Income taxes payable                                                            3,108,069                   4,286,269
   Deferred taxes payable                                                            656,667                     656,667
   Obligations under capitalized leases                                              887,928                     974,186
   Notes payable                                                                   6,093,210                   6,261,839
                                                                            -------------------        -----------------

                                                                                  52,112,854                  56,448,268
                                                                            -------------------        -----------------

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued at September 30, 1998 and December 31, 1997
  Common stock, $.001 par value; 30,000,000 shares authorized,
    11,392,269 shares issued at September 30, 1998 and December 31 1997               11,392                      11,392
  Additional paid-in capital                                                      33,187,415                  33,187,415
  Treasury stock at cost; 68,487 and 61,638 shares of
  common stock held at September 30, 1998 and
  December 31, 1997, respectively                                             (      227,932)            (       209,451)
  Accumulated deficit                                                         (    4,549,470)            (     3,815,073)
  Accumulated other comprehensive income                                           2,494,552                   2,428,962
                                                                            -------------------        -----------------

   Total stockholders' equity                                                     30,915,957                  31,603,245
                                                                            -------------------        -----------------

   Total liabilities and stockholders' equity                                  $  83,028,811               $  88,051,513
                                                                            ===================        =================



             The accompanying notes are an integral part of these
                  consolidated financial statements.

                              Page 5 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)

                                              For the Three Months Ended                        For the Nine Months Ended
                                         September 30,             September 30,          September 30,             September 30,
                                             1998                      1997                   1998                      1997
                                        -------------             -------------          -------------             -------------
Revenue:
  Commission income                      $  37,985,620              $ 42,355,643         $  115,940,843            $  128,472,164
  Interest income                              347,495                   420,643              1,130,100                 1,244,431
  Other income                                 541,070                    74,780              1,036,025                   503,586
                                         -------------             -------------          -------------             -------------

                                            38,874,185                42,851,066            118,106,968               130,220,181
                                         -------------             -------------          -------------             -------------

Costs and expenses:
  Payroll and related costs                 25,187,131               27,446,534              78,116,391                82,020,693
  Communication costs                        3,655,811                3,729,294              11,147,574                12,215,211
  Travel and entertainment                   2,123,090                2,636,848               7,110,874                 8,024,132
  Clearing fees                              1,529,460                1,559,226               3,833,773                 4,815,787
  Occupancy costs                            1,423,466                1,402,485               4,582,541                 4,504,397
  Depreciation and
    amortization                             1,259,903                1,346,129               3,806,953                 4,003,548
  Interest expense                             213,558                  220,836                 698,898                   668,099
  General, administrative
    and other expenses                       1,838,493                2,089,959               4,992,388                 5,350,702
                                         -------------             -------------          -------------             -------------

                                            37,230,912               40,431,311             114,289,392               121,602,569
                                         -------------             -------------          -------------             -------------

Income before provision for
  income taxes and
  minority interest                          1,643,273                2,419,755               3,817,576                 8,617,612

Provision for income taxes                   1,187,713                1,935,963               3,481,959                 6,369,915
                                         -------------             -------------          -------------             -------------

Income before minority
   interest                                    455,560                  483,792                 335,617                 2,247,697

Minority interest in
  consolidated subsidiaries              (     389,790)           (     405,964)         (    1,070,014)           (    1,028,866)
                                         -------------             -------------          -------------             -------------

Net income (loss)                        $      65,770            $      77,828          ($     734,397)            $   1,218,831
                                         =============             =============          =============             =============

Weighted average common
  shares outstanding                        11,326,015                8,949,656              11,329,076                 8,949,656

Basic and diluted earnings
  per share                               $        .01            $         .01         ($          .06)           $         .14


 The accompanying notes are an integral part of these consolidated financial statements.

                              Page 6 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIODS ENDED DECEMBER 31, 1997 AND SEPTEMBER 30, 1998 (unaudited)


                                                                                                          Accumulated
                                                         Additional                                          other
                         Comprehensive     Common         paid-in         Treasury       Accumulated    comprehensive
                             income         stock          capital           stock          Deficit          income         Total
                          ---------     -----------    -------------    ------------   -------------    -------------   -----------
Balance at December
  31, 1996                              $     8,950    $  33,533,867                   ($  3,546,081)   $   2,454,138   $32,450,874
Issuance of shares in
  Exchange Offer                              2,381     (      2,381)
Comprehensive income
  Net loss for the
  year ended
  December 31, 1997      ($ 268,992)                                                   (     268,992)                   (   268,992)
Other comprehensive
  income
  Foreign translation
  adjustment (net of
  income tax benefit
  of $111,003)          (     25,176)                                                                   (      25,176)  (    25,176)
                         -----------
 Comprehensive income   ($   294,168)
                         ===========
 Issuance of shares to
    EBIC shareholders                            61    (          61)
Acquisition of treasury
  stock                                                                ($    209,451)                                   (   209,451)
Expenses incurred in
  connection with
  Exchange Offer                                       (     344,010)                                                   (   344,010)
                                        -----------    -------------    ------------   -------------    -------------   -----------
Balance at December
  31, 1997                                   11,392       33,187,415    (    209,451)  (   3,815,073)       2,428,962    31,603,245
Comprehensive income
  Net loss for the nine
  months ended
  September 30, 1998     ($  734,397)                                                  (     734,397)                   (   734,397)
Other comprehensive
  income
  Foreign translation
  adjustment (net of
  income tax expense
  of $155,079)                 65,590                                                                          65,590        65,590
                          -----------
Comprehensive income     ($   668,807)
                          ===========
Acquisition of treasury
   stock                                                                (     18,481)                                   (    18,481)
                                        -----------    -------------    ------------   -------------    -------------   -----------
Balance at
   September 30, 1998                   $    11,392    $  33,187,415    ($   227,932)  ($  4,549,470)   $   2,494,552   $30,915,957
                                        ===========    =============    ============   =============    =============   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                              Page 7 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                                            For the Nine Months Ended
                                                                                 September 30, 1998              September 30, 1997
                                                                                 ------------------              ------------------
Cash flows from operating activities:
Net (loss) income                                                                ($         734,397)              $        1,218,831
Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
  Depreciation and amortization                                                           3,806,953                       4,003,548
  Provision for doubtful accounts                                                            50,812                          60,369
  Undistributed earnings of affiliates                                           (        1,554,664)             (        1,661,898)
  Net loss (gain) on disposal of fixed assets                                                28,009              (           36,257)
  Imputed interest expense                                                                    44,860                         64,279
  Deferred income taxes                                                          (          386,306)                      1,099,614
Change in assets and liabilities:
  Decrease (increase) in deposits with clearing
   organizations                                                                          1,517,444              (        1,436,269)
 (Increase) decrease in receivable from broker-dealers
   and customers                                                                 (        1,200,130)                      3,137,124
 (Increase) decrease in securities owned                                         (        4,888,025)                      5,384,503
 Decrease in prepaid expenses and other assets                                            1,176,460                       1,995,443
 Decrease in short-term bank loans                                               (        6,225,928)             (        3,886,492)
 Increase (decrease) in payable to broker-dealers and
   customers                                                                             10,261,729              (        1,826,250)
 Decrease in securities sold, not yet purchased                                  (          780,849)             (        1,724,531)
 (Decrease) increase in accounts payable and accrued
   liabilities                                                                   (        1,224,090)                      1,098,267
 Decrease in accrued compensation payable                                        (        4,837,344)             (        9,645,707)
 (Decrease) increase in income taxes payable                                     (        1,194,234)                        880,181
                                                                                 ------------------              ------------------
   Net cash used in operating activities                                         (        6,139,700)             (        1,275,245)
                                                                                 ------------------              ------------------
Cash flows from investing activities:
  Purchase of fixed assets                                                       (        3,107,094)             (        2,450,872)
  Proceeds from the sale of fixed assets                                                    289,258                         241,172
  Proceeds from the sale of subsidiary                                                                                      322,622
  Sale of exchange membership                                                                                               140,000
  Dividends received from equity affiliates                                                  35,047                          51,368
                                                                                 ------------------              ------------------
    Net cash used in investing activities                                        (        2,782,789)             (        1,695,710)
                                                                                 ------------------              -------------------


The accompanying notes are an integral part of these consolidated financial statements.

                              Page 8 of 34 Pages

                         MAXCOR FINANCIAL GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (continued)


                                                                                            For the Nine Months Ended
                                                                                 September 30, 1998              September 30, 1997
                                                                                 ------------------              ------------------
Cash flows from financing activities:
  Repayment of  notes payable                                                    (          299,616)             (       1,099,509)
  Repayment of obligations under capitalized leases                              (          114,251)             (         249,202)
  Acquisition of treasury stock                                                  (           18,481)             (         209,451)
                                                                                 ------------------              ------------------
  Net cash used in financing activities                                          (          432,348)             (       1,558,162)
                                                                                 ------------------              ------------------
Effect of exchange rate changes                                                             407,429              (          25,285)
                                                                                 ------------------              ------------------
Net decrease in cash and cash equivalents                                        (        8,947,408)             (       4,554,402)

Cash and cash equivalents at beginning of period                                         18,041,631                     18,231,926
                                                                                 ------------------              -----------------
Cash and cash equivalents at end of period                                          $     9,094,223                  $  13,677,524
                                                                                 ==================              =================
Supplemental disclosures of cash flow information:

Interest paid                                                                       $       459,765                $       328,430
Income taxes paid                                                                   $     2,560,533                $     3,110,437







The accompanying notes are an integral part of these consolidated financial statements.

                              Page 9 of 34 Pages

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

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Geneva, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of the Company's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of the Company. The historical assets and liabilities of the Company and EBIC have been combined and reflected in the consolidated statement of financial condition at their respective book values.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period balances to conform with the September 30, 1998 presentation. Operating results for the interim periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1997 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                             Page 10 of 34 Pages

NOTE 2 - STOCKHOLDERS' EQUITY:

Preferred stock:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

Common stock and warrants:

At September 30, 1998 and December 31, 1997, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At September 30, 1998 and December 31, 1997, the Company had 734,980 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 3 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At September 30, 1998, MFI's regulatory net capital was approximately $11,212,000 and exceeded the minimum requirement of $250,000 by approximately $10,962,000. MFI's memberships in certain clearing corporations and its agreements with certain clearing organizations also require it to maintain certain minimum levels of regulatory net capital. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

                             Page 11 of 34 Pages

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT:

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5 - SUBSEQUENT EVENT:

On October 1, 1998 the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") to its equity affiliate, Yagi Euro Corporation ("Yagi Euro") at a purchase price of $1,000 per share ("Stated Value"). Cumulative dividends at the annual rate of 2% of the Stated Value are payable quarterly in arrears. The Company may, at any time, redeem the Series B Preferred Stock, in whole or in part, at its option, at a per share price equal to the Stated Value together with accrued and unpaid dividends thereon ("Liquidation Preference"). In addition, the Series B Preferred Stock is subject to mandatory redemption at the Liquidation Preference on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro. The Series B Preferred Stock does not have any conversion rights. The Series B Preferred Stock also is non-voting, unless the Company has not paid dividends in full for the two immediately preceding quarters or has failed to meet any mandatory redemption obligation, in which case the holders of the Series B Preferred Stock would be entitled to appoint one additional director to the Company's Board of Directors.

                             Page 12 of 34 Pages

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

                    Three Months Ended September 30, 1998
            Compared to the Three Months Ended September 30, 1997

         Commission income for the three months ended September 30, 1998 decreased $4,370,023 to $37,985,620, compared to $42,355,643 for the comparable period in 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto aggregating approximately $1.0 million, primarily reflecting several departmental closures during the fourth quarter of 1997, and reduced brokerage in New York of approximately $3.7 million, primarily reflecting reduced market volumes in emerging markets products and electricity energy derivatives. These decreases were partially offset by overall increased brokerage in Tokyo, notwithstanding the significant effect of the weakening Japanese yen as compared to the U.S. dollar, and brokerage generated by the Company's new office in Geneva, which commenced operations in July 1998.

         Interest income for the three months ended September 30, 1998 decreased by $73,148 to $347,495, compared to $420,643 for the comparable period in 1997, reflective of reduced cash balances and a lower interest rate environment.

         Other income for the three months ended September 30, 1998 increased $466,290 to $541,070, compared to $74,780 for the same period in 1997, primarily due to increases in foreign exchange gains of approximately $177,000 and in trading gains on municipal securities transactions of approximately $310,000, partially offset by decreases in income from affiliated companies of approximately $21,000.

         Payroll and related costs for the three months ended September 30, 1998 decreased $2,259,403 to $25,187,131, compared to $27,446,534 for the three months ended September 30, 1997. The net decrease was primarily the result of reduced employment costs in London and Toronto aggregating approximately $1.2 million associated with departmental closures during the fourth quarter of 1997 and salary reductions during 1998, and reduced employment costs in New York of approximately $1.7 million associated with reduced commission income and salary

                             Page 13 of 34 Pages
reductions during 1998. These decreases were partially offset by increased employment costs associated with the expansion of operations in Tokyo and commencement of operations in Geneva. As a percentage of commission income, payroll and related costs were relatively consistent at 66% for the three months ended September 30, 1998, as compared to 65% for the corresponding period in 1997, partly reflective of management's increased efforts to correlate employment costs more closely to revenues.

         Communication costs for the three months ended September 30, 1998 decreased $73,483 to $3,655,811, compared to $3,729,294 for the three months ended September 30, 1997, primarily due to departmental closures in London and Toronto during the fourth quarter of 1997, partially offset by costs incurred by the new Geneva office.

         Travel and entertainment costs for the three months ended September 30, 1998 decreased $513,758 to $2,123,090, compared to $2,636,848 for the three months ended September 30, 1997. As a percentage of commission income, travel and entertainment costs decreased to 5.6% for the three months ended September 30, 1998 as compared to 6.2% for the corresponding period in 1997, reflective of management's increased efforts to reduce these costs.

         Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company generally acts as a riskless principal on a fully matched basis. These expenses decreased $29,766 to $1,529,460, for the three months ended September 30, 1998, compared to $1,559,226 for the three months ended September 30, 1997, due primarily to a decline in the number of cleared transactions, offset in part by additional costs incurred during the current period associated with the processing of certain transactions through the Emerging Markets Clearing Corporation ("EMCC") during the EMCC's initial implementation stage.

         Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 1998, these costs increased by $20,981 to $1,423,466, compared to $1,402,485 for the three months ended September 30, 1997, primarily resulting from escalations of rent associated with pre-existing office locations and rent attributable to new office locations in the U.S. and Geneva, offset in part by a net reduction between reporting periods of approximately $138,000 in occupancy related accruals.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended

                             Page 14 of 34 Pages

September 30, 1998, depreciation and amortization decreased
$86,226 to $1,259,903, compared to $1,346,129 for the same period in 1997, primarily as a result of a reduction in capitalized leased automobiles in the U.K., offset in part by the continued expansion of the Company's proprietary screen system and continued investment in communications and computer technology.

         Interest expense for the three months ended September 30, 1998 decreased $7,278 to $213,558, compared to $220,836 for the comparable period in 1997. This increase was primarily the result of the net effect of a decrease of approximately $32,000 associated with capitalized lease obligations and an increase of approximately $23,000 in connection with the financing of municipal securities positions.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. For the three months ended September 30, 1998 these expenses decreased by $251,466 to $1,838,493, compared to $2,089,959 for the three months ended September 30, 1997. This decrease primarily resulted from the combined net effects of, during the three months ended September 30, 1997, a write-off of approximately $500,000 relating to an interactive electronic execution system in Toronto and, during the three months ended September 30, 1998, an increase in professional fees of approximately $153,000 and net increases in various other general and administrative expenses aggregating approximately $95,000.

         Provision for income taxes for the three months ended September 30, 1998 decreased $748,250 to $1,187,713, compared to $1,935,963 for the three months ended September 30, 1997, primarily due to reduced levels of pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the three months ended September 30, 1998 decreased by $16,174 to ($389,790), compared to ($405,964) for the three months ended September 30, 1997, reflecting lower net income generated by such subsidiaries.

                     Nine Months Ended September 30, 1998
             Compared to the Nine Months Ended September 30, 1997

         Commission income for the nine months ended September 30, 1998 decreased $12,531,321 to $115,940,843, compared to $128,472,164 for the comparable period in 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto aggregating approximately $8.2 million, primarily reflecting several departmental closures during the fourth quarter of 1997, and reduced brokerage in New York of approximately $7.4 million, primarily reflecting reduced market volumes in emerging markets products and electricity

                             Page 15 of 34 Pages
energy derivatives. These decreases were partially offset by overall increased brokerage in Tokyo, notwithstanding the significant effect of the weakening Japanese yen as compared to the U.S. dollar, increased brokerage in Mexico City and brokerage generated by the Company's new office in Geneva, which commenced operations in July 1998.

         Interest income for the nine months ended September 30, 1998 decreased by $114,331 to $1,130,100, compared to $1,244,431 for the comparable period in 1997, reflective of reduced cash balances and a lower interest rate environment.

         Other income for the nine months ended September 30, 1998 increased $532,439 to $1,036,025, compared to $503,586 for the same period in 1997, primarily due to increases in foreign exchange gains of approximately $405,000 and in trading gains on municipal securities transactions of approximately $291,000, partially offset by decreases in income from affiliated companies of approximately $164,000.

         Payroll and related costs for the nine months ended September 30, 1998 decreased $3,904,302 to $78,116,391, compared to $82,020,693 for the nine months ended September 30, 1997. The net decrease was primarily the result of reduced employment costs in London and Toronto aggregating approximately $5.0 million associated with departmental closures during the fourth quarter of 1997 and salary reductions in 1998, offset in part by increased employment costs associated with the expansion of operations in Tokyo and Mexico City and the commencement of operations in Geneva. Payroll and related costs increased as a percentage of commission income to 67% for the nine months ended September 30, 1998, as compared with 64% for the corresponding period in 1997, reflective of certain fixed salary costs in areas which sustained reduced revenues.

         Communication costs for the nine months ended September 30, 1998 decreased $1,067,637 to $11,147,574, compared to $12,215,211 for the nine months ended September 30, 1997, primarily as a result of departmental closures in London and Toronto during the fourth quarter of 1997, offset in part by costs incurred by the new Geneva office.

         Travel and entertainment costs for the nine months ended September 30, 1998 decreased $913,258 to $7,110,874, compared to $8,024,132 for the nine months ended September 30, 1997. As a percentage of commission income, travel and entertainment costs were relatively consistent at 6.1% for the nine months ended September 30, 1998 as compared to 6.2% for the corresponding period in 1997.

         Clearing fees for the nine months ended September 30, 1998, decreased $982,014 to $3,833,773, compared to $4,815,787 for the nine months ended September 30, 1997, due primarily to a decline in the number of cleared transactions and a decrease in the clearing fee per transaction, offset in part by additional costs

                             Page 16 of 34 Pages
incurred during the current period associated with the processing of certain transactions through the EMCC during the EMCC's initial implementation stage.

         Occupancy costs for the nine months ended September 30, 1998 increased by $78,144 to $4,582,541, compared to $4,504,397 for the nine months ended September 30, 1997, primarily resulting from escalations of rent associated with pre-existing office locations and rent attributable to new office locations in the U.S. and Geneva, offset in part by a net reduction between reporting periods of approximately $138,000 in occupancy related accruals.

         Depreciation and amortization expense for the nine months ended September 30, 1998 decreased $196,595 to $3,806,953, compared to $4,003,548 for the same period in 1997, primarily as a result of a reduction in capitalized leased automobiles in London, offset in part by the continued expansion of the Company's proprietary screen system and continued investment in communications and computer technology.

         Interest expense for the nine months ended September 30,1998 increased $30,799 to $698,898, compared to $668,099 for the comparable period in 1997. This increase was primarily the result of the net effect of an increase of approximately $87,000 in connection with the financing of municipal securities positions and a decrease of approximately $64,000 associated with capitalized lease obligations.

         General, administrative and other expenses for the nine months ended September 30, 1998 decreased by $358,314 to $4,992,388, compared to $5,350,702 for the nine months ended September 30, 1997. This decrease primarily resulted from the combined net effects of, during the nine months ended September 30, 1997, a write-off of approximately $500,000 relating to an interactive electronic execution system in Toronto and the reversal of excess litigation reserves of approximately $450,000 and, during the nine months ended September 30, 1998, amounts received, net of amounts paid for professional fees, relating to legal actions enforcing non-compete provisions against former employees (recorded as a net reduction of expenses approximating $361,000) and net increases in various general and administrative expenses aggregating approximately $53,000.

         Provision for income taxes for the nine months ended September 30, 1998 decreased by $2,887,956 to $3,481,959, compared to $6,369,915 for the nine months ended September 30, 1997, primarily due to reduced levels of pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the nine months ended September 30, 1998 increased by $41,148 to ($1,070,014), compared to ($1,028,866) for the nine months ended September 30, 1997, reflecting higher net income generated by such subsidiaries.

                             Page 17 of 34 Pages

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

         Cash and cash equivalents and accrued compensation payable at September 30, 1998 reflect a reduction from levels at December 31, 1997 principally due to the timing of certain employee bonus payments which occurred during the quarter ended September 30, 1998.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are currently financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). Prior to July 1998, these positions were generally financed by short-term bank loans. At September 30, 1998, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $4.6 million, reflecting securities owned of approximately $15.4 million, financed by a payable to the Clearing Broker of approximately $10.8 million.

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

         Notes payable at September 30, 1998 of approximately $6.1 million reflects the remaining two annual installments of principal due on November 30 of each of 1998 and 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $4.2 million, and approximately $1.9 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation, payable in monthly installments through December 2002. On October 1, 1998, the Company issued 2,000 shares of Series B Preferred Stock to Yagi Euro for a total purchase price of $2,000,000. The Series B Preferred Stock is redeemable at anytime at the Company's option and is subject to mandatory redemption on

                             Page 18 of 34 Pages

October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro.

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

Year 2000 Compliance

         The Company is well underway with the process of modifying and upgrading its computer software applications and systems to incorporate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later. The Company believes that it will be able to achieve substantial or complete internal compliance by the end of March 1999, and does not currently anticipate any material disruption to its operations as the result of any failure by the Company to be in compliance.

         In addition, the Company has already made significant efforts to survey and test the Year 2000 compliance status and efforts of the key vendors, suppliers and other third parties with whom it conducts business, and to obtain appropriate Year 2000 compliance assurances from such parties. These efforts are ongoing and expected to continue throughout 1999. To date, preliminary or verbal responses from, web page postings of, and/or testing by the Company with, such third parties suggest that all or nearly all of the key third parties will be timely Year 2000 compliant. However, the Company has not yet received many of the confirmatory written representations it has sought from, or been able to schedule or complete testing with many of, such third parties. The Company intends to continue to seek the necessary written assurances from such third parties, as well as the necessary opportunities to test the compliance status of their relevant systems.

         To date, in fiscal 1998, the Company has spent approximately $100,000 on Year 2000 compliance efforts, and has budgeted an additional $100,000 for the balance of 1998, as well as an additional $300,000 for all of fiscal
1999. These amounts reflect that the Company, independent of Year 2000 considerations, invests regularly in updating its technology, so that significant hardware and software expenditures solely for Year 2000 purposes have not proven necessary. These amounts also reflect that the Company, to date, has been able to conduct most of its Year 2000 compliance efforts using internal information technology personnel and, going forward, does not expect to rely heavily on outside consultants in connection with such efforts.

         The Company believes that it has already addressed many of the Year 2000 issues facing its business and is well positioned to address the remaining ones. As a result, the Company does not currently have a formal contingency plan, although it will periodically reassess the need for one and, in the interim, has started identifying possible alternative vendors and suppliers, should the need for them arise. Notwithstanding the Company's current comfort level with the status and results of its Year 2000 compliance efforts, the Company cautions that unforeseen circumstances may exist or arise and that it cannot predict with certainty: (i) the ultimate outcome or success of its Year 2000 compliance efforts, (ii) the final costs required to address all of its Year 2000-related issues (including whether the above budgets for 1998 and 1999 will prove to be adequate), (iii) whether all necessary third party systems will be timely Year 2000 compliant (or, if not, whether adequate alternatives can be found) or (iv) if the Company's and/or third party compliance efforts ultimately prove inadequate in any fashion, whether such deficiencies would have a material adverse effect on the Company's business, financial condition or results of operations.

                             Page 19 of 34 Pages

Forward-Looking Statements

                This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties (such as market conditions, the Company's relationships with its employees, counterparties and clearing firms, the actions of the Company's competitors, the success of the Year 2000 compliance efforts by the Company and its key vendors and suppliers, and government regulatory changes) that could cause actual results to differ materially from those described in the forward-looking statements. Reference is made to the "Cautionary Statements" section of the Company's 1997 Annual Report on Form 10-K and the Company's subsequent filings with the Securities and Exchange Commission for a fuller description of these and additional uncertainties. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The disclosure required by this Item 3 is not currently applicable to the Company.

                             Page 20 of 34 Pages

                          PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 1998, the Company issued and sold to Yagi Euro Corporation, a corporation organized under the laws of Japan ("Yagi Euro"), two thousand (2,000) shares of a new series of the Preferred Stock, $.001 par value, of the Company, designated as "Series B Cumulative Redeemable Preferred Stock" (the "Series B Preferred Stock"). Yagi Euro purchased the shares of Series B Preferred Stock (each, a "Share" and, collectively, the "Shares") at their stated value of $1,000 per share, for an aggregate purchase price of Two Million Dollars ($2,000,000).

         The purchase of the Series B Preferred Stock was intended to create a cross-ownership interest between the Company and Yagi Euro, in furtherance of an already existing relationship between the two entities, and to provide the Company with a low-cost source of capital. The Company, through subsidiary entities, has for some time owned an approximately 15% common equity interest in Yagi Euro and operated a joint venture with Yagi Euro in Tokyo for the brokering of interest rate options and swaps and other derivatives.

         The Shares do not have any conversion rights. The Shares may not be transferred by Yagi Euro (except to a wholly owned subsidiary) without the Company's consent. Each Share pays a quarterly cumulative dividend, in arrears, at an annual rate of 2% of its stated value. Each share carries a liquidation preference equal to its stated value, plus accrued and unpaid dividends to the date of liquidation. The Shares rank senior to all existing classes of equity securities of the Company and will also rank senior to any future issuances of the Company's Preferred Stock unless such other series is specifically designated to be pari passu.

         The Shares are subject to mandatory redemption by the Company on the tenth anniversary of their issue date. In addition, the Shares (or a proportionate amount thereof) are subject to mandatory redemption by the Company at any time within 60 days following a disposition by the Company (other than to a wholly owned subsidiary) of all or a portion of its indirectly held cross-ownership investment in Yagi Euro. The Shares are also subject to optional redemption by the Company at any time or from time to time, in whole or in part. All redemptions by the Company, whether mandatory or optional, are at a per share cash redemption price equal to the liquidation preference per share.

         The Shares do not carry any voting rights unless dividends payable thereon are in arrears and have not been paid in full for the two immediately preceding quarters, or unless the Company has failed to meet any mandatory redemption obligation with respect to them, in either of which event the number of directors constituting the Company's Board of Directors will be increased by one,

                             Page 21 of 34 Pages
with the holders of the Shares, voting separately as a class, having the right to elect the additional director. In addition, in either such event the Company would also at such time become subject to certain restrictions on declaring or paying dividends on or redeeming other securities of the Company.

         The foregoing summary of the terms and conditions of the Series B Preferred Stock is qualified in its entirety by the Certificate of Designation, Powers, Preferences and Rights establishing the Series B Preferred Stock, a copy of which is attached as Exhibit 3.1 to this Report and incorporated herein by reference.

         The sale of the Shares to Yagi Euro was made, without registration of the Shares, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Yagi Euro was the sole offeree and purchaser of the Shares. Yagi Euro has also represented to the Company in a related stock purchase agreement that it acquired the Shares solely for its own account for the purpose of investment, and not with a view to the public distribution thereof. As described above, the Shares are also subject to restrictions on transfer, and the certificate representing the Shares is legended to such effect.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit        Description
-------        -----------
3.1            Certificate of Designation,  Powers,  Preferences and Rights of
               Series B Cumulative Redeemable Preferred Stock of Maxcor
               Financial Group Inc.

27             Financial Data Schedule (filed in electronic form only)

(b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1998.


                             Page 22 of 34 Pages

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 1998


                         MAXCOR FINANCIAL GROUP INC.
                                 (Registrant)




                            /s/ Gilbert D. Scharf
                  ----------------------------------------
                  Gilbert D. Scharf, Chairman of the Board,
                    President and Chief Executive Officer




                              /s/ Keith E. Reihl
            -----------------------------------------------------
                   Keith E. Reihl, Chief Financial Officer

                             Page 23 of 34 Pages

                                EXHIBIT INDEX


Exhibit      Description                                                   Page

3.1          Certificate of Designation, Powers, Preferences and Rights
             of Series B Cumulative Redeemable Preferred Stock of Maxcor
             Financial Group Inc.                                           25

27           Financial Data Schedule  (filed in electronic form only)       34

                             Page 24 of 34 Pages