Form 10-K405
period 1998-12-31
MAXCOR FINANCIAL GROUP INC
filed 1999-04-01
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998           OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

                         Commission File Number 0-25056
                                                -------

                           MAXCOR FINANCIAL GROUP INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     59-3262958
-------------------------------           ----- -----------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



Two World Trade Center, 84th Floor, New York, NY                10048
-------------------------------------------------               -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212) 748-7000
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X -

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq National Market closing sales price of $1.375 on March 29, 1999, was approximately $7,783,992.

          As of March 29, 1999, 11,323,782 shares of Common Stock were outstanding.

          Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 1999) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof as provided therein.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business.......................................................    3

Item 2.   Properties.....................................................   17

Item 3.   Legal Proceedings..............................................   17

Item 4.   Submission of Matters to a Vote of Security-Holders............   17


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    18

Item 6.   Selected Financial Data.......................................    18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....    31

Item 8.   Financial Statements and Supplementary Data...................    33

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............    34

Item 11.  Executive Compensation........................................    34

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management....................................................    34

Item 13.  Certain Relationships and Related Transactions................    34


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    34

Signatures..............................................................    36

Consolidated Financial Statements and Notes.............................   F-1

Index to Consolidated Financial Statements..............................   F-2

Exhibit Index...........................................................   X-1

                                     PART I

ITEM 1.  BUSINESS

History

          Maxcor Financial Group Inc. (the "Company" or "Maxcor") was incorporated in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. To this end, the Company consummated an initial public offering in December 1994 (the "IPO"), pursuant to which it issued 3,583,333 units, each comprised of one share of common stock, $.001 par value ("Common Stock"), and two redeemable common stock purchase warrants ("Series A Warrants"), and raised net proceeds of approximately $20 million.

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

          In October 1998, the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Preferred Stock") to its 15% equity affiliate, Yagi Euro Corporation ("Yagi Euro"), for an aggregate purchase price of $2 million. The Preferred Stock pays a quarterly cumulative dividend, in arrears, at an annual rate of 2%, and is subject to optional redemption by the Company at any time, and to mandatory redemption on the tenth anniversary of its issue. The Preferred Stock does not have conversion rights or, unless there is a payment default, voting rights.

          At December 31, 1998, the Company had outstanding 11,323,782 shares of Common Stock, 734,980 Warrants and 2,000 shares of Preferred Stock.

          On March 24, 1999, the Company executed an agreement with the Welsh, Carson, Anderson & Stowe venture capital group for the repurchase, for an aggregate price of approximately $5.23 million, of all 2,986,346 shares of Common Stock held by Welsh Carson's investment partnerships. Closing of the repurchase is contingent upon the Company obtaining financing for the transaction, which the Company currently is seeking to do, prior to the end of May 1999. The shares to be repurchased represent approximately 26.4% of the shares of Common Stock outstanding at December 31, 1998. If consummated (and assuming no other changes in capitalization in the interim), the shares of Common Stock outstanding would be reduced to 8,337,436.

         The Common Stock is traded on the Nasdaq National Market under the symbol "MAXF".

Overview

          The Company is a financial services holding company. Through the Euro Brokers division of its Maxcor Financial Inc. subsidiary, a U.S. registered broker-dealer, and other EBIC subsidiaries and affiliates, the Company conducts its principal business as a leading domestic and international inter-dealer brokerage firm, specializing in (i) emerging market debt and related products,
(ii) cash deposits and other money market instruments, (iii) interest rate and currency derivatives, (iv) natural gas, electricity, weather and other energy-related products, (v) repurchase agreements and (vi) municipal securities, convertible and high yield bonds and other fixed income securities.

          The Company has more recently intensified its efforts to diversify its businesses and sources of income through certain specialty subsidiaries. The Company's Maxcor Financial Asset Management Inc. subsidiary, a registered investment adviser, is engaged in securities lending through its Euro Brokers Securities Lending division, as well as other asset management activities. The Company's Maxcor Financial Services Inc. subsidiary is developing both a debt advisory business and a specialty finance business. The Company's Maxcor Information Inc. subsidiary is charged with exploiting the data and other information generated by the Company's inter-dealer brokerage businesses. In addition, the broker-dealer subsidiary, Maxcor Financial Inc., is developing certain investment banking businesses.

          The Company has approximately 625 employees worldwide and conducts its businesses through principal offices in New York, Stamford, London, Geneva, Tokyo,

Toronto and Mexico City and by means of correspondent relationships with other brokers throughout the world. The Geneva office was launched in July 1998. Except as described below, the Company operates in each of these seven financial centers through wholly-owned subsidiaries. In London, the Company, as of January 1, 1999, formed a 50/50 equity joint venture with the European broker, Finacor, to combine their respective London-based capital market operations, as well as Finacor's Paris-based capital markets operations. The Company's other London operations, primarily comprised of securities businesses, remain wholly owned. In Tokyo, the Company has a 50% interest with Yagi Euro in a partnership (the "Tokyo Partnership") conducting yen derivative businesses, as well as its 15% minority interest in Yagi Euro itself.

          In its inter-dealer brokerage businesses, the Company functions primarily as an intermediary, matching up the trading needs of its institutional client base, which is primarily comprised of well-capitalized banks, investment banks and other financial institutions, securities dealers and other broker-dealers and large corporations. The Company assists its clients in executing trades by identifying counterparties with reciprocal interests. The Company provides its services through an international network of brokers who service direct phone lines to most of the Company's clients and through proprietary screen systems and other delivery systems that provide clients with historical data and real-time pricing information in the Company's various products. Clients use the Company's services for several reasons. First, a client can benefit from the broader access and liquidity provided by the Company's worldwide broker and telecommunications network, which communicates with and services most of the largest banks and securities firms. The result is typically better pricing and faster execution than the client could achieve acting unilaterally. Second, the Company provides clients with anonymity, thereby enhancing their flexibility and ability to act without signaling their intentions to the marketplace. Third, because of its network, the Company can provide high-quality pricing and market information, as well as sophisticated analytics and trading and arbitrage opportunities.

          The Company's inter-dealer brokerage transactions are principally of two types, (i) "name give-up" transactions, whereby the Company acts only as an introducing broker, and (ii) transactions whereby the Company acts as a "matched riskless principal." Primarily in transactions involving money market instruments, derivative products and certain repurchase agreements, the trades are arranged while preserving the clients' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions the Company acts solely as an introducing broker who brings the two counterparties together, and not as a counterparty itself. Consummation of the transaction may then remain subject to the actual counterparties who have been matched by the Company accepting the credit of each other. In the second type of transaction, primarily securities transactions, the Company acts as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of various clearing institutions with which the Company has contractual arrangements, and who will have previously reviewed and approved the credit of the participating counterparties.

Products

          The Company's inter-dealer brokerage businesses generally fall into the brokerage of three broad groups of products: (i) money market products, (ii) derivative products and (iii) securities products.

         Money Market Products

          In general, money market products take the form of cash deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market products primarily include offshore deposits (i.e., deposits placed outside the country of denomination), onshore deposits (i.e., deposits placed within the country of denomination), certificates of deposit, banker's acceptances and short-term commercial paper. U.S. dollars continue to be the most actively traded offshore currency deposit (traditionally known as the "Eurodollar"). Other actively traded offshore currency deposits are denominated in Japanese yen, U.K. sterling, Swiss francs, Canadian dollars and, beginning in January 1999, the new euro. Examples of onshore deposits include term and overnight U.S. Federal Funds and Canadian Interbank deposits. The Company brokers money market products predominantly to multinational banks.

         The January 1, 1999 adoption by eleven European countries of the euro as their common currency has caused international money market traders to alter their nomenclature regarding offshore deposits. These deposits were formerly known as "Eurocurrency" deposits, and terms like "Euro sterling" and "Euro yen" were commonplace. Such terms are now fading from usage in order to avoid confusion with euro-based foreign exchange transactions.

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

          Interest rate options, which include "cap," "floor" and "swaption" transactions, are transactions in which one party grants the other the right (but not the obligation) to receive a payment equal to the amount by which an interest rate either exceeds (for call options) or is less than (for put options) a specified strike rate.

          Forward rate agreements ("FRAs") are over-the-counter, off-balance sheet instruments similar to interest rate futures, designed to give the counterparties protection against a future shift in interest rates for time deposits. The buyer, or borrower, of a FRA agrees to pay the seller, or lender, at some specified future settlement date, an amount of interest based on a notional principal at a fixed rate for a specified period of time. The seller agrees to pay the buyer, on the same future settlement date, an amount of interest based on the same amount of notional principal and the same period of time, but based on the then-prevailing market rate for the time period. No actual principal is exchanged. On the settlement date, the buyer and the seller calculate the present value of the net interest owed, and one party pays the other accordingly.

          In cross-currency swaps, interest rate flows denominated in different currencies are exchanged, based on predetermined notional amounts, in order to convert exposure in one currency to another.

          Energy-related derivatives brokered by the Company primarily consist of options and physical contracts based on natural gas, electricity, emission allowances and coal, and generally are transactions in which payments based on fixed and floating commodities indices are exchanged. The Company also brokers weather-related derivatives, which may be based, among other measures, upon the average temperature or rainfall of a given city during a stated period of time.

          The Company brokers most of its derivative products predominantly to multinational banks and investment banks. Energy-related derivative products, however, are often traded by utilities and large energy marketing and trading companies.

         Securities Products

          Products brokered by the Company in this category primarily consist of a variety of debt obligations issued by governments, banks and corporations. The Company brokers transactions in emerging market debt, municipal securities, U.S. Treasury zero coupon bonds, U.S. domestic convertible bonds, floating rate notes, high yield bonds and other corporate securities. This category also includes repurchase agreements.

          Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options and repurchase agreements on the foregoing, continues to constitute the largest area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a joint venture in Buenos Aires. The market coverage of the teams from these locations is worldwide. The Company's brokerage of emerging market debt utilizes direct communication phone lines and provides pricing and other data through proprietary, computerized screen systems located directly in clients' offices. In most emerging markets transactions, Euro Brokers acts as matched riskless principal and settles trades through a clearing firm.

          Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. The Company acts as an intermediary primarily for the U.S. Primary Government Dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury and mortgaged-backed repurchase agreements. As is the case with emerging markets, the Company disseminates repurchase agreement market information via its proprietary, computerized screens. Most of the repurchase agreements that the Company executes for dealers are cleared through the Government Securities Clearing Corporation, in which Maxcor Financial Inc. is a member, although some transactions are brokered on a name give-up basis.

          The Company generally brokers municipal securities on a matched riskless principal basis, but also uses a small allocation of the firm's capital to support limited inventory positions. High yield bonds are generally brokered on a matched riskless principal basis. U.S. convertible bonds are generally brokered on a name give-up basis.

          The Company brokers securities products predominantly to banks, investment banks and other financial institutions.

Communications Network and Information and Related Systems

          The Company has a global communications network through which it conducts its inter-dealer brokerage businesses and a sophisticated computerized information system over which it receives and transmits current market information. Its teams of computer and communications specialists provide technological support to the network. The Company is continually upgrading its technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout its network. Through the continued development and use of proprietary software, computerized screen displays, digital networks and interactive capabilities, the Company strives to keep its communication, technology and information systems as current as possible.

          To ensure rapid and timely access to the most current market bids and offers, the majority of the Company's clients are connected to the Company via dedicated point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt, repurchase agreements, options on emerging market debt, banker's acceptances and commercial paper, the Company maintains an extensive private network to connect the Company's offices and the specific clients who trade in these products. In this way, all such clients have the simultaneous ability to view and act upon market bids and offers. The Company has also developed and deployed an Internet real-time distribution capability for its emerging markets screen information, which has allowed access to clients in more remote or unproven brokerage locations without incurring the infrastructure costs associated with expanding its private network.

          Most of the markets in which the Company operates are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, the Company's businesses depend heavily on the use of advanced telephone equipment, computer systems and pricing software. Direct line voice communication, real-time computerized screen systems and rapid trade execution for its clients are all imperative for the Company's continued success in the inter-dealer brokerage business. For this reason, the Company continually needs to expend significant resources on the maintenance, expansion and enhancement of its communication and information system networks. After payroll, such costs have historically represented the Company's second largest item of expenditure.

          In 1998, in connection with its emerging market debt business, the Company implemented an electronic blotter system as part of an upgraded front and middle-office trade processing system. The new system effectively replaced paper blotters and certain existing software, and has introduced a number of efficiencies, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions.

          The Company continues to explore whether more of its inter-dealer brokerage businesses, such as energy derivatives, should become screen-based and whether interactive trading systems can be developed and deployed successfully in its businesses. An effort by the Company in 1997 to deploy an interactive trading system in the Canadian repurchase market did not succeed in garnering sufficient acceptance or market share to justify its continuance. However, the Company continued work in 1998 on the development of an interactive customer interface for its screen systems, and currently intends to beta test a version with a few selected institutional clients in mid-1999.

Other Businesses

          Through the Euro Brokers Securities Lending division of its registered investment adviser, Maxcor Financial Asset Management Inc., the Company conducts a securities lending business. In securities lending, the Company arranges for the lending of securities held in its clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which are primarily U.S. government and agency securities and U.S. corporate bonds (but also non-dollar government securities and corporate bonds), the Company receives either (i) cash collateral, which it then reinvests to earn a spread over the rebate rate it is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower. In December 1998, Maxcor Financial Asset Management entered into an agreement with SunGard/DML Inc., a subsidiary of SunGard Data Systems Inc., to establish a master securities lending program to offer its securities lending services to existing and prospective clients of SunGard and its affiliates, as well as to use SunGard's software and data interface products to automate certain of such services. In 1998, Maxcor Financial Asset Management separately also provided advisory services, as a qualified professional asset manager, to an unaffiliated investment partnership.

          Although not yet producing material levels of revenue, the Company's Maxcor Financial Services Inc. subsidiary is developing both a debt advisory business and a golf course financing business. The debt advisory business, in collaboration with Andrew Kalotay Associates, Inc., seeks to provide corporations and other domestic bond issuers with independent, analytics-based advice on managing their debt, including innovative refinancing strategies. The golf course financing business, to be launched in April 1999, seeks to originate golf course financing or refinancing loans and to sell the same, either as whole loans or through securitization packages.

          Similarly, the Company's broker-dealer subsidiary, Maxcor Financial Inc., in addition to its well-established inter-dealer brokerage businesses, has been seeking to create an investment banking business, with a focus on financial advisory engagements and private placements.

          In 1998, the Company's information and data subsidiary, Maxcor Information Inc., established a subscription-based web page (www.maxEMG.com) for the sale of both basic and premium information services sourced from the Euro Brokers emerging market debt inter-dealer brokerage business. More recently, in March 1999, Maxcor Information Inc. executed a three-year, non-exclusive agreement with Telerate, Inc. for the sale to Telerate subscribers of an indicative feed based on such emerging market debt information, as well as an array of optional "add-on" services.

Personnel

          As of February 28, 1999, the Company employed 475 brokers, plus an additional administrative staff, including officers and senior managers, of 146 persons, for a total employee headcount of 621. Of the brokers, 256 were located in the U.S. and 149 were located in Europe, with the balance distributed among the Company's other office locations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Segment and Geographic Data

          Note 21 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 1998, with respect to each of the Company's reportable operating segments, which are based upon the countries in which they operate.

Competition

          The inter-dealer brokerage industry is highly competitive, with the success of a company within the industry dependent on a variety of key factors. These factors include:

          o the experience of and extent of client networks developed by the firm and its personnel;
          o    the range of products  and  value-added services offered;
          o    commission  rates;
          o    the  quality,  speed  and reliability  of service;
          o    proficiency in and ability to implement current  technology;
          o    salaries  and other  cost  structures;  and
          o    capital resources and perceived creditworthiness.

          While there are not many large international inter-dealer brokers and entry into the industry is costly, the Company encounters intense competition in all aspects of its businesses from several companies which are divisions of much larger financial services conglomerates and which have significantly greater resources than the Company. Moreover, all brokerage firms are subject to the pressures of offering their services at a lower price. The recent pace of consolidation in the banking and financial services community continues to reduce the number of clients in the marketplace and, accordingly, has further increased the competition among inter-dealer brokers and the downward pressure on already low commission rates. The use of volume discounting has also become more widespread in recent years. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

          As global communication advances and new technologies are developed, the inter-dealer brokerage industry is also becoming more susceptible to the possibility of losing clients to electronic trading systems that provide fully automated trade matching. In practice, these systems so far have proved most viable in markets involving very standardized products, such as spot foreign exchange and U.S. equities. The Company believes that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching. However, the number and penetration of such automated trading platforms is increasing. For example, Bloomberg, primarily known as a data and analytical service provider, has increasingly used its network of terminals to facilitate on-line screen-based trading between authorized parties. The further development and successful deployment of such systems in advance of, or more successfully than, the Company's efforts to do so could ultimately have material adverse effects on the Company's businesses.

          The Company is inherently reliant on relationships with clients that develop over time, and certain of the Company's brokers have established long-term associations with clients. The Company's success depends to a significant extent on these relationships and on the performance and experience of a number of key management and brokerage personnel. The loss of one or more of these key employees, who are often the target of aggressive recruitment efforts by competitors within the industry, could have a material adverse effect on the Company. Moreover, the highly competitive hiring environment by itself creates upward pressures on broker compensation that can reduce profit margins. While the Company has entered into employment agreements with, granted stock options to, and implemented deferred compensation arrangements for, many of its key employees, there can be no assurance that such employment agreements or stock-based or deferred compensation will be effective in retaining such persons' services or that other key personnel will remain with the Company indefinitely. Nor can there be any guarantee that the Company will be able to attract and retain qualified, experienced individuals, whether to replace current personnel or as a result of expansion, because competition in the brokerage industry for such individuals is intense.

          The Company also faces intense competition from other inter-dealer brokers to achieve revenues from, and the widest dissemination and acceptance of, the data generated and collected from its brokerage businesses. In March 1999, the Company concluded its first such third-party information sale, executing a three-year, non-exclusive agreement with Telerate, Inc. to provide emerging markets bond pricing and other data to Telerate subscribers.

Regulation

          The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interests of clients participating in those markets.

          Maxcor Financial Inc. ("MFI"), a wholly owned subsidiary of the Company formerly known as Euro Brokers Maxcor Inc., is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), all applicable states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR") in the case of MFI, have broad oversight powers, including the ability to institute administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

          MFI is also registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association. As such, MFI's business activities in the futures and options-on-futures markets are subject to regulation by these bodies.

          MFI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury repurchase agreements and other U.S. Treasury securities. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with GSCC of $5,000,000.

          Maxcor Financial Asset Management Inc. ("MFAM"), a subsidiary of the Company, is an SEC registered investment adviser, pursuant to its securities lending activities. As a result, MFAM's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MFAM from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.

          The Company's businesses are also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including: (i) in the United Kingdom, the Bank of England and the Securities and Futures Authority, which are being consolidated within a single regulatory body known as the Financial Services Authority, and the Director General of Fair Trading; (ii) in Canada, the Ontario Securities Commission; (iii) in Japan, the Bank of Japan and the Japanese Ministry of Finance, and (iv) in Mexico, the Banking and Securities National Commission. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

          Recently, with effect in April 1999, the SEC has adopted final rules regarding the regulation of alternative trading systems ("Regulation ATS"). In Regulation ATS, the SEC adopts a new definition of "exchange" and espouses the view that most inter-dealer brokers, regardless of their level of automation, are exchanges. The SEC then exempts inter-dealer brokers and others from such definition (and its attendant regulatory implications) if, instead, they register as broker-dealers and comply with Regulation ATS. Regulation ATS imposes significant reporting and recordkeeping requirements on so-called "alternative trading systems" and phases in certain substantive requirements, primarily depending upon the scope of coverage and market share of the alternative trading system. Such requirements may include maintaining transparency of certain pricing information, providing fair and equal access to the system, and taking necessary steps to ensure the capacity, integrity and security of the system.

Cautionary Statements

          As provided under the Private Securities Reform Act of 1995, the Company desires to caution investors that the following factors, among others (including the factors discussed above under the "Competition" and "Regulation" headings, and the factors discussed below under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by or on behalf of the Company.

         Economic and Market Conditions

          The Company's brokerage businesses and their profitability are affected by many factors, including the volatility of securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, legislation affecting the business and financial communities and the economy in general. Low trading volume may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs is fixed.

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

         Systems and Technology

          In addition to the Company's continuing need to expend significant resources on the maintenance, expansion and enhancement of its communication network, information systems and other technology, it also faces the risk that the systems it currently has or in the future implements, or the software underlying such systems, will fail in some fashion or be inadequate to the task. During the Asian and Latin American debt crisis that occurred in late October 1997, the Company's trade processing system for emerging market debt was unable to handle smoothly the extraordinary spike in trading volume that occurred for a sustained five-day trading period. As a result, the Company experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades, all of which negatively impacted 1997 fourth quarter earnings. Although the Company believes that the electronic blotter and upgraded trade processing system that it implemented in 1998 will mitigate against any such recurrence, there can be no assurance that there will not be other, unanticipated system or technology failures that could negatively impact the Company's operations or business. In addition, although the Company currently anticipates that the "Year 2000" issue will not materially disrupt its operations as the result of any failure by the Company's systems to be Year 2000 compliant (see Item 7 below), the possibility remains that the compliance status of its clients or clearing firms, or currently unforeseen compliance issues faced by the Company, could have such a negative impact.

         Clearing Arrangements

          Daiwa Securities America Inc. ("Daiwa") and the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing") act as the primary clearing agents, on a fully-disclosed basis, for MFI. Under the terms of these agreements, Daiwa clears as principal a significant portion of MFI's transactions in emerging market debt and Pershing clears as principal many of MFI's municipal securities and other domestic fixed-income securities transactions. Among other services, both firms prepare and mail confirmations and monthly statements to clients. The Daiwa agreement is terminable by either party upon 30 days' prior notice and the Pershing agreement is terminable by either party upon 90 days' prior notice. Daiwa, which also clears emerging market debt transactions for nearly all of the firm's competitors, has recently informed the Company and such firms that it does not intend to continue in the clearing business past mid-1999. The Company currently believes that it will be able to establish in timely fashion a new clearing arrangement with another clearing correspondent on terms acceptable to MFI. However, there can be no assurance that it will be able to do so, and a failure in this regard is likely to have a material adverse effect on the Company's results of operations and financial condition. The 1998 commencement of operations of the Emerging Markets Clearing Corporation (an industry-owned matching system for certain emerging market debt) may provide an alternative to third-party clearing firms, although it has not yet garnered widespread industry acceptance.

         Litigation and Arbitration

          Many aspects of the Company's businesses involve varying risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving participants in the inter-dealer brokerage industry, including employee claims alleging discrimination or defamation in connection with terminations and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or new desk hires. A settlement or judgment related to these or similar types of claims or activities could have a material adverse effect on the Company's financial condition or results of operations.

         Lack of Diversification

          From a revenue perspective, the Company's inter-dealer brokerage businesses account for substantially all of Maxcor's consolidated revenues. Accordingly, the prospects for the Company's performance and the market prices for the Common Stock are currently highly dependent upon the performance of the inter-dealer brokerage businesses. Although the Company is continuously seeking to strengthen and improve the inter-dealer brokerage businesses, it is also constantly exploring various options for diversifying the Company's businesses and sources of revenue and for strengthening its capital base. There can be no assurances, however, that the Company will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively affect the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES

          The Company has principal offices in each of the following locations:
New York, New York; London, England; Tokyo, Japan; Toronto, Canada; Stamford, Connecticut (beginning in April 1998); Geneva, Switzerland (beginning in July
1998) and Mexico City, Mexico. The Company leases all of its office space and has material lease obligations with respect to its New York and London premises. The Company occupies an aggregate of approximately 49,000 square feet of space in 2 World Trade Center in downtown New York under leases expiring on various dates from 2004 through 2007 (with a lease break provision in 2002). The Company occupies approximately 36,000 square feet of space in downtown London under a lease expiring in 2018 (with a lease break provision in 2003). In September 1998, the Company subleased approximately one-third of its London premises to a co-tenant in the building, for a term expiring at the end of 2002.

          The Company believes that its facilities are suitable and adequate for its present and anticipated purposes. See Note 14 to the Consolidated Financial Statements for further information regarding future minimum rental commitments under the Company's existing leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          The Company's Common Stock currently trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "MAXF".

          The following table sets forth the range of high and low sales prices for the Common Stock, as reported by The Nasdaq Stock Market, for the Company's last two fiscal years.

Common Stock:                                               High         Low
                                                            ----         ---

         Year Ended December 31, 1998
         ----------------------------
         First Quarter..................................  $ 3.125     $1.625
         Second Quarter.................................    3.125      1.00
         Third Quarter..................................    2.50       0.938
         Fourth Quarter.................................    1.875      0.688

         Year Ended December 31, 1997
         ----------------------------
         First Quarter..................................  $ 4.50      $2.875
         Second Quarter.................................    3.375      2.375
         Third Quarter..................................    4.25       2.813
         Fourth Quarter.................................    4.563      1.688

          As of March 29, 1999 there were 72 holders of record of the Common Stock. The Company is aware that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. Based on a broker-dealer inquiry made by the Company's transfer agent in June 1998, the Company believes there are approximately 750 beneficial owners of the Common Stock.

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

                                                                 Year Ended December 31,
                            ----------------------------------------------------------------------------------------------------
                                       1998              1997                1996                 1995               1994
Statement of Operations
Revenue:
    Commission income         $  149,293,022       $ 163,467,438       $ 178,109,899       $ 171,576,327     $ 144,586,661
    Other income                   1,071,983             932,454             590,959             518,052           207,522
                                ------------       -------------       -------------       -------------     -------------
                                 150,365,005         164,399,892         178,700,858         172,094,379       144,794,183
                                ------------       -------------       -------------       -------------     -------------
Operating costs:
    Payroll and related
    costs                        100,527,090         107,375,812         116,296,606          110,915,257        96,207,365
    Communication costs           14,726,069          16,010,272          18,288,441           17,187,573        15,633,010
    Travel and entertainment       9,098,311          10,386,202          11,355,183           10,224,384        10,493,903
    Occupancy costs                6,065,132           6,053,469           6,539,150            5,854,525         5,640,070
    Depreciation and
     amortization                  5,004,626           5,318,983           4,734,101            4,568,164         4,248,181
    Clearing fees                  4,588,170           6,165,264           4,411,515            3,777,710         3,647,556
    General and
     administrative                5,757,524           7,667,597           7,495,441            7,550,059         6,817,988
------------       -------------       -------------        -------------     -------------
                                 145,766,922         158,977,599         169,120,437          160,077,672       142,688,073
                                ------------       -------------       -------------        -------------     -------------

Operating profit                   4,598,083           5,422,293           9,580,421           12,016,707         2,106,110
                                ------------       -------------       -------------        -------------     -------------

Other non-operating
  (expenses) income:
    Interest expense           (   1,079,147)       (    840,584)      (     693,132)       (    775,077)     (   1,635,547)
    Other non-operating
     expenses                  (   1,141,356)                          (     632,247)       (    295,344)     (     520,607)
    Other non-operating
     income                                              450,000                                                    490,000
    Interest income                1,737,403           1,718,099           1,801,442           1,462,744          1,090,789
    Foreign exchange (loss)
      gain                     (     184,518)            137,449       (       8,229)            214,295       (     17,139)
                                ------------       -------------       -------------        ------------       ------------
                               (     667,618)          1,464,964             467,834             606,618       (    592,504)
                                ------------       -------------       -------------        ------------       -------------
Income before provision for
    income taxes and               3,930,465           6,887,257          10,048,255          12,623,325          1,513,606
    minority interest
Provision for income taxes         3,950,645           5,757,897           6,650,606           7,393,196          3,333,989
                                ------------       -------------       -------------        ------------       -------------

(Loss) income before          (      20,180)           1,129,360           3,397,649           5,230,129      (   1,820,383)
    minority interest

Minority interest             (   1,254,970)       (   1,398,352)            307,311        (  1,767,854)     (     250,480)
                               ------------        -------------       -------------        -------------      -------------

Net (loss) income             ($  1,275,150)       ($    268,992)     $    3,704,960        $  3,462,275     ($   2,070,863)
                              =============        =============      ==============        ============      ==============

                                                                   Year Ended December 31,
                                -----------------------------------------------------------------------------------------------
                                          1998                 1997              1996               1995            1994
Balance Sheet Data:
Total assets                      $ 75,269,665           $ 86,531,513       $ 97,172,715     $ 82,078,742      $ 71,914,532
Obligations under capitalized
 leases                                751,747                974,186          1,428,764        2,284,806         2,804,836
Notes payable                        3,824,842              6,261,839          7,379,762        7,880,032         9,830,284
Total liabilities                   43,476,151             54,928,268         64,721,841       50,185,747        43,360,381
Minority interest                                                                                 501,731           492,154
Redeemable preferred stock           2,000,000
Stockholders' equity                29,793,514             31,603,245         32,450,874       31,391,264        28,061,997

Per Share Information (a)
Net (loss) income                 ($      0.11)           ($     0.03)      $       0.41      $      0.39
Book Value                         $      2.63             $     2.79       $       3.63      $      3.51
Weighted average common shares      11,327,741               9,243,201         8,949,656        8,949,656
    outstanding

(a) The Merger acquisition of EBIC by Maxcor in August 1996 has been accounted for as a recapitalization of EBIC. Per share information has been presented as if all shares issued in the Merger had been issued as of January 1, 1995 and all such shares were outstanding for the merged and recapitalized entity since that date. See Notes 1 and 12 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The Company's revenues currently are derived primarily from commissions related to its inter-dealer brokerage businesses. Generally, the Company receives a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and may also reflect discounts for high transaction volumes or other customer rebates.

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

          The largest single component of the Company's expenses is compensation paid to its brokers. Attracting and retaining qualified brokerage personnel with strong customer relationships is a prerequisite in the Company's business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their respective products. For this purpose, revenue and direct expenses are regularly tracked by desk (which may involve one or more products) and often by broker, at each location. Direct client contact, including entertainment, is also an integral part of the Company's marketing program and represents another significant component of its expenses.

          The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of the Company's expenses. The Company's ability to compete effectively is significantly dependent on its ability to maintain a high level of client service through its proprietary software, computerized screen displays and digital networks. It is this infrastructure and technological commitment that enables the Company to support its existing client base and product lines, as well as provide a platform for offering brokerage or other services in additional or newly developing financial instruments. Product expansion, when undertaken, also generally leads to an increase in the number of brokerage personnel since the markets usually require brokers to specialize in a single product or group of related products, rather than to function as market generalists.

          Reference is made to Item 6 above, "Selected Financial Data," for a summary table comparison of changes in the major categories of revenues and expenses over the Company's five most recent fiscal years.

Year Ended December 31, 1998

          The year ended December 31, 1998 proved to be a year of transition for the Company and one that management believes will set the stage for a return to profitability. Although results from operations for the year, after netting out the effects of certain one-time charges, were essentially flat, the Company believes it made good progress in positioning itself for 1999 by focusing on improving its core business units in its three main business centers: New York, London and Tokyo.

          In both New York and London, the Company made headway in improving its cash deposits and derivatives businesses, seeing both increased market activity and increased market share. At the same time, the Company rode out continued market uncertainty and lower levels of trading activity - associated with the Russian and Latin America debt crises - in its emerging markets debt business. To fortify its market share in emerging markets, the Company in the first half of 1998 made a substantial investment in an entirely new and upgraded operational infrastructure for the unit. The Company developed and implemented a completely new middle office system that, together with a new electronic blotter system, made a highly-manual process more automated and secure, while also significantly increasing system capacity. Management believes that the net result is to position the Company favorably to take advantage of increased market activity in the emerging markets sector when and as it returns.

          In London, the 1998 fiscal year culminated with the Company's agreement to combine, through a 50/50 equity joint venture, its London-based capital markets businesses with those in both London and Paris of the European brokerage house, Finacor, Ltd. Effective as of the first business day of 1999, the Company contributed its London-based interest rate options, U.S. dollar deposit and euro, sterling and yen interest rate swaps units to the joint venture, and Finacor contributed its Scandinavian interest rate swaps unit in London and its euro interest rate swaps units in London and Paris.

          The 1998 fourth quarter in London otherwise saw reduced market activity as the market place appeared to focus its attention on the forthcoming launch of the euro. Management believes the joint venture with Finacor, however, has added critical mass and balance to its London operations and positioned the firm to take fuller advantage of the euro's introduction. In addition, the establishment through the joint venture of a physical presence in Paris, France, together with the Company's opening of a Geneva, Switzerland office in July 1998, has given the Company a wider European presence and appeal, with the potential for an expanded client base. In conjunction with a fourth quarter sublease of approximately one-third of the Company's downtown London premises, the joint venture has also provided the opportunity to seize upon material cost rationalizations. Early 1999 first quarter indications suggest that the Company's goals with the joint venture are being accomplished, and that the London operations are being placed on a profitable footing.

          The Company's energy derivatives business, based in its Stamford, Connecticut offices, was adversely affected in the second half of 1998 by market turmoil experienced by some of its customers in June that caused dislocation in the electricity markets and resulted in diminished trading volumes throughout the market place. The Company's other energy businesses, however, involving the brokering of natural gas, emission, allowances, coal and weather-related derivatives, performed well.

          In Tokyo, the Company's interest rate derivatives joint venture with Yagi Euro continued to perform well in 1998, increasing revenues slightly over 1997. For 1999, the Company is looking to build upon this strength and maintain the joint venture's strong market position in the face of increasingly strong local competitive pressures.

          In 1998, the Company's performance included certain after-tax, non-recurring charges aggregating approximately $1.2 million. These expenses primarily related to costs associated with the opening of the Company's Geneva office and the consummation of the Company's joint venture in London, and to losses required to be recognized on a current basis for certain foreign currency forward contracts purchased by the Company to hedge exchange rate risks associated with anticipated future foreign income streams.

          The Company continues to look at electronic execution and matching systems. Although the Company believes that many of the products it brokers, such as derivatives, are not well suited to these systems because of their complex and unique nature, there are other products that would benefit from these systems. From a client perspective, the Company believes that receptivity to technological innovation will come about only if the system enhances market liquidity and provides better service. Accordingly, in 1998 the Company worked on developing an interactive customer interface for its screen systems and currently intends to beta test a version in mid-1999 with a few selected institutional clients. Any fuller deployment is likely to await the outcome of such tests and an assessment as to whether the necessary customer support for this or other forms of interactive systems exists.

          The Company has always recognized that it possesses valuable wholesale market information generated by its brokerage operations, but has not always been successful in exploiting this data to its commercial advantage. In 1998, through its Maxcor Information Inc. subsidiary, the Company established a subscription-based Internet web page (www.maxEMG.com) for the sale of both basic and premium information services sourced from its emerging market debt business. More recently, in March 1999, Maxcor Information Inc. executed a three-year, non-exclusive agreement with Telerate, Inc. for the sale to Telerate subscribers of an indicative feed based on such emerging market debt information. While the Company's Internet information services remain in their marketing infancy, management believes that such services, together with license agreements with established third-party information vendors such as Telerate, will become an increasingly important source of revenues.

          Management continued in 1998 to seek opportunities for diversifying the Company's businesses and revenue streams. The Company's asset management subsidiary, Maxcor Financial Asset Management, signed a five-year agreement with SunGard/DML Inc. to establish a master securities lending program, using Euro Brokers' securities lending services and SunGard's software products, to be marketed to existing and prospective customers of SunGard and its affiliates. The Company anticipates that this agreement with SunGard will add to the assets the Company presently manages.

          Separately, the Company's Maxcor Financial Services subsidiary is developing both a debt advisory business and a golf course financing business. The debt advisory business, in collaboration with Andrew Kalotay Associates, Inc., seeks to provide corporations and other domestic bond issuers with independent, analytics-based advice on managing their debt, including innovative refinancing strategies. The golf course financing business, to be launched in April 1999, will seek to originate golf course financing or refinancing loans and to sell the same, either as whole loans or through securitization packages. Although management believes these ventures represent important diversifications of the Company's businesses, it is too soon to tell whether they will be profitable or contribute materially to revenues in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

          Commission income for 1998 decreased $14,174,416 to $149,293,022, compared to $163,467,438 for 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto, primarily resulting from several departmental closures during 1997, aggregating approximately $10.6 million, and reduced brokerage in New York, reflecting reduced market volumes in emerging market debt products and electricity energy derivatives, of approximately $5.5 million. These decreases were partially offset by increased brokerage in Tokyo and Mexico City, notwithstanding the strong dollar, and brokerage generated by the Company's new office in Geneva, which commenced operations in July 1998.

          Interest income for 1998 increased $19,304 to $1,737,403, compared to $1,718,099 for 1997. This increase was primarily the result of the net effects of an increase of approximately $167,000 associated with municipal securities positions and a decrease of approximately $148,000 related to reduced cash and deposit balances and a lower interest rate environment.

          Other income for 1998 decreased $182,438 to $887,465, compared to $1,069,903 for 1997. The difference was primarily due to the combination of recording a foreign exchange loss of approximately $185,000 in 1998, as compared with a gain of approximately $137,000 in 1997, accounting for a change of approximately $322,000, and a decrease in income from affiliated companies of approximately $111,000, offset by an increase in trading gains on municipal securities transactions of approximately $264,000. The loss from foreign exchange reflects, in part, the application of current accounting rules which require that hedges of anticipated future income streams be marked to market, as compared with being deferred and matched to the related income stream.

          Payroll and related costs for 1998 decreased $6,848,722 to $100,527,090, compared to $107,375,812 for 1997. The net decrease was primarily the result of reduced employment costs in London and Toronto, associated with departmental closures during 1997 and salary reductions during 1998, aggregating approximately $6.0 million, and reduced employment costs in New York, associated with reduced commission income and salary reductions during 1998, of approximately $2.4 million. These decreases were partially offset by increased employment costs associated with the expansion of operations in Tokyo and Mexico City and the commencement of operations in Geneva. As a percentage of commission income, payroll and related costs were relatively constant at 67% for 1998, as compared to 66% for 1997, reflective in part of management's continued efforts to correlate employment costs more closely to revenues.

          Communication costs for 1998 decreased $1,284,203 to $14,726,069, compared to $16,010,272 for 1997, primarily due to departmental closures in London and Toronto during 1997, partially offset by costs incurred by the new Geneva office.

          Travel and entertainment costs for 1998 decreased $1,287,891 to $9,098,311, compared to $10,386,202 for 1997. As a percentage of commission income, travel and entertainment costs decreased to 6.1% for 1998 as compared to 6.4% for 1997, reflective of management's increased efforts to monitor and reduce these costs.

          Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. In 1998, these costs increased by $11,663 to $6,065,132 compared to $6,053,469 for 1997, primarily resulting from escalations of rent associated with pre-existing office locations and rent attributable to new office locations in the U.S. and Geneva, offset in part by income approximating $240,000 derived from subletting a portion of the Company's leased space in London since September 1998.

          Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. In 1998, depreciation and amortization decreased $314,357 to $5,004,626 compared to $5,318,983 for 1997, primarily as a result of a reduction in capitalized leased automobiles in the U.K.

          Clearing fees are fees for transaction settlements and credit enhancement, which generally are charged by the Company's clearing firms in transactions where the Company acts as a riskless principal on a fully matched basis. These expenses decreased $1,577,094 to $4,588,170 for 1998, compared to $6,165,264 for 1997, due primarily to a decline in the number of cleared transactions. Per transaction costs, however, increased in connection with the implementation of processing of certain transactions through the Emerging Markets Clearing Corporation, a clearing corporation established by emerging market trading participants for the purpose of clearing their transactions and reducing settlement risk.

          Interest expense for 1998 increased $238,563 to $1,079,147, compared to $840,584 for 1997. This increase was primarily the result of an increase of approximately $280,000 in connection with the financing of municipal securities positions, offset in part by a decrease of approximately $45,000 associated with capitalized lease obligations.

          General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. In 1998 these expenses decreased by $318,717 to $6,898,880, compared to $7,217,597 for 1997. The net decrease reflects the effects of a variety of items. In 1998 the Company incurred professional fees of approximately $669,000 in connection with the joint venture in London with Finacor and the opening of its Geneva office. These costs were offset by reductions in various other general and administrative expenses of approximately $476,000 and the adjustment of several over accruals by approximately $462,000. In 1997, the costs included the write-off of approximately $500,000 relating to the termination of the Company's electronic trading system efforts in Toronto, offset by the reversal of excess litigation reserves of approximately $450,000.

          Provision for income taxes for 1998 decreased $1,807,252 to $3,950,645, compared to $5,757,897 for 1997, primarily due to reduced levels of pre-tax accounting income. The high effective tax rate reflects the heightened effect of the non-deductibility of certain expenses, principally entertainment expenses, on lower pre-tax accounting income.

          Minority interest in consolidated subsidiaries for 1998 decreased by $143,382 to ($1,254,970), compared to ($1,398,352) for 1997, reflecting lower after-tax net income generated by such subsidiaries.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

          Commission income for 1997 decreased $14,642,461 to $163,467,438, compared to $178,109,899 for 1996. The net decrease was primarily attributable to the disposition of the Company's joint venture in Hong Kong as of January 1, 1997, which accounted for approximately $8.1 million of the decrease, and the closure of several departments in London, primarily deposit-based businesses, which accounted for an additional approximately $8.0 million. Offsetting this decrease was a net increase attributable to increased revenues in emerging market products, commodity derivatives and convertible bonds, offset by revenue decreases in repurchase agreements and interest rate derivatives in New York and London.

          Interest income for 1997 decreased $83,343 to $1,718,099, compared to $1,801,442 for 1996, principally due to a decrease in average cash balances throughout the year.

          Other income for 1997 increased by $487,174 to $1,069,903, from $582,729 in 1996. The increase was principally due to increased foreign exchange gains of approximately $146,000 and increased trading gains on municipal securities transactions of approximately $357,000.

          Payroll and related costs for 1997 decreased $8,920,794 to $107,375,812, compared to $116,296,606 for 1996. The decrease was primarily due to the disposition of the Company's Hong Kong joint venture, accounting for approximately $6.0 million, and the closure of certain departments in London as noted above.

          Communication costs for 1997 decreased $2,278,169 to $16,010,272, compared to $18,288,441 for 1996. The decrease was primarily due to the disposition of the Company's Hong Kong joint venture and the London departmental closures.

          Travel and entertainment costs for 1997 decreased $968,981 to $10,386,202, as compared to $11,355,183 for 1996. Such costs represented approximately 6.4% of commission income for 1997, as was the case for 1996. The absolute decrease is principally due to the department closures in London and the disposition of the Company's Hong Kong joint venture.

          Occupancy costs decreased $485,681 to $6,053,469 for 1997, compared to $6,539,150 for 1996. The net decrease is principally attributable to the disposition of the Company's Hong Kong joint venture, which resulted in a decrease of approximately $800,000, offset in part by rent and operating expense escalations elsewhere.

          In 1997, depreciation and amortization expense, increased $584,882 to $5,318,983, compared to $4,734,101 for 1996, reflective of continued expansion of the Company's proprietary screen system and other front office technology expenditures, principally in emerging market debt related business. These expenditures include the expansion of the Company's screen system into Mexico and Russia and the design and initial implementation of the electronic blotter system for use in the brokering of emerging market debt products.

          Clearing fees increased $1,753,749 to $6,165,264 for 1997, compared to $4,411,515 for 1996, due principally to the growth in the volume of transactions in emerging market debt products and an increase in the per transaction cost which was effective January 1997.

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

          General, administrative and other expenses decreased $910,090 to $7,217,597 in 1997, compared to $8,127,687 in 1996, principally due to the reversal of excess litigation reserves in the U.K. of approximately $450,000 and the absence in 1997 of one-time expenses incurred in 1996 of $427,000 relating to the disposition of the Hong Kong joint venture and the establishment of reserves for the Australian joint venture and of $635,000 relating to non-recurring legal fees. These decreases were offset in part by the write-off of approximately $500,000 relating to an interactive electronic execution system in Toronto and an aggregate increase of approximately $102,000 in various miscellaneous expenses.

          Provision for income taxes decreased $892,709 to $5,757,897 for 1997, compared to $6,650,606 for 1996, primarily due to reduced levels of pre-tax accounting income. The significant increase in the effective tax rate for 1997 as compared to 1996 reflects the heightened effect of the non-deductibility of certain expenses, principally entertainment expenses, on lower pre-tax accounting income.

          Minority interest in income of consolidated subsidiaries of $1,398,352 for 1997 represents the net income allocable to the Company's non-controlling shareholder in the Tokyo Partnership. Minority interest in the loss of consolidated subsidiaries of $307,311 for 1996 relates primarily to the non-controlling shareholder's share of earnings of the Tokyo Partnership, offset by losses incurred by the Hong Kong and Australia operations, which have been closed.

Liquidity and Capital Resources

          Operating Activities

          A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivable from broker-dealers and customers, and securities owned.

          Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are currently financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). Prior to July 1998, these positions were generally financed on a settlement-date basis by fully collateralized short-term bank loans. At year-end 1998, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.8 million, reflecting securities owned of approximately $11.6 million, financed by a payable to the Clearing Broker of approximately $7.8 million.

          MFI is a member of GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

          Net cash provided by operations for 1998 was approximately $1.1 million. This increase in cash is the combined result of a net loss of approximately $1.3 million adjusted to reflect approximately $7.0 million of non-cash expenses, principally for depreciation and amortization and deferred income taxes, and the net negative effects of other working capital items, principally reduced payable balances.

          Net cash provided by operations for 1997 was approximately $4.2 million. This increase in cash is the combined result of a net loss of approximately $269,000 adjusted to reflect approximately $5.6 million of non-cash expenses, principally for depreciation and amortization, and the net negative effects of other working capital items.

          Net cash used in operations for 1996 was approximately $1.1 million. This use of cash is the result of net income of approximately $3.7 million adjusted to reflect approximately $4.7 of non-cash expenses, principally for depreciation and amortization. These positive cash effects were offset by decreases in cash attributable to increased deposits with clearing organizations of $5.1 million (in connection with the Company's GSCC membership described above) and an increase in net assets associated with securities transactions of approximately $4.5 million.

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

          Investing Activities

          Investing activities for 1998, 1997 and 1996 reflect net cash used of approximately $3.6 million, $2.5 million and $3.8 million, respectively, primarily for purchases of fixed assets. These purchases are reflective of the Company's continuing commitment, as well as its competitive need, to upgrade communication and information system technology.

          Financing Activities

          Notes payable at December 31, 1998 of approximately $3.8 million reflects the remaining installments of principal due on November 30, 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $2.1 million, and approximately $1.7 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation. The principal and interest payments of these notes are expected to be paid in timely fashion from the Company's resources.

          Net cash used in financing activities for 1998 was approximately $780,000 primarily reflective of the net effects of the repayment of notes payable of approximately $2.5 million, the repayment of obligations under capitalized leases of approximately $231,000 and the issuance of Preferred Stock to Yagi Euro for $2.0 million.

          Net cash used in financing activities for 1997 was approximately $2.0 million and is reflective of a net repayment of notes payable of approximately $1.1 million, repayment of obligations under capitalized leases of approximately $398,000, acquisition costs for treasury stock of approximately $209,000 and expenses relating to the issuance of common stock pursuant to the Exchange Offer of approximately $344,000.

          Net cash used in financing activities for 1996 was approximately $4.3 million and is reflective of a net effect of approximately $2.2 million of net cash used in connection with the deemed recapitalization of EBIC pursuant to the Merger (as reflected in the Consolidated Statements of Cash Flows), net repayment of notes payable of approximately $1.0 million and obligations under capitalized leases of approximately $1.0 million.

Effects of Inflation

          Because the Company's assets are to a large extent liquid in nature, they are not significantly affected by inflation. However, increases in certain Company expenses due to inflation, such as employee compensation, travel and entertainment and occupancy and communication costs may not be readily recoverable in the price of its services, particularly for operations domiciled outside the United States where there are increased inflationary pressures. In addition, to the extent inflation increases or decreases volatility in the securities markets, the Company's brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

Year 2000 Compliance

          The Company is well underway with the process of modifying and upgrading its computer software applications and systems to incorporate the "Year 2000" dating changes necessary to permit correct recording of, and calculations involving, calendar dates for

January 1, 2000 and later. The Company believes that it will be able to achieve substantial or complete internal compliance by the end of June 1999, and does not currently anticipate any material disruption to its operations as the result of any failure by the Company to be in compliance.

          In addition, the Company has already made significant efforts to survey and test the Year 2000 compliance status and efforts of the key vendors, suppliers and other third parties with whom it conducts business, and to obtain appropriate Year 2000 compliance assurances from such parties. These efforts are ongoing and are expected to continue throughout 1999. To date, preliminary or verbal responses from, web page postings of, and/or testing by the Company with, such third parties suggest that all or nearly all of the key third parties will be timely Year 2000 compliant. However, the Company has not yet received many of the confirmatory written representations it has sought from, or been able to schedule or complete testing with many of, such third parties. The Company intends to continue to seek the necessary written assurances from such third parties, as well as the necessary opportunities to test the compliance status of their relevant systems.

          In 1998, the Company spent approximately $200,000 on Year 2000 compliance efforts, and has budgeted an additional $300,000 for 1999. These amounts reflect that the Company, independent of Year 2000 considerations, invests regularly in updating its technology, so that significant hardware and software expenditures solely for Year 2000 purposes have proven less necessary. These amounts also reflect that the Company, to date, has been able to conduct most of its Year 2000 compliance efforts using internal information technology personnel, except for certain attestation procedures recently conducted by outside auditors at the mandate of new SEC rules applicable to all broker-dealers. Going forward, the Company continues to expect not to have to rely heavily on outside consultants in connection with its Year 2000 compliance efforts.

          The Company believes that it has already addressed many of the Year 2000 issues facing its business and is well positioned to address the remaining ones. As a result, the Company has not yet developed a formal contingency plan, although one is in the process of being prepared and, in connection therewith, the Company has started identifying possible alternative vendors and suppliers, should the need for them arise. Notwithstanding the Company's current comfort level with the status and results of its Year 2000 compliance efforts, the Company cautions that unforeseen circumstances may exist or arise and that it cannot predict with certainty: (i) the ultimate outcome or success of its Year 2000 compliance efforts, (ii) the final costs required to address all of its Year 2000-related related issues (including whether the above budgets for 1998 and 1999 will prove to be adequate), (iii) whether all necessary third party systems will be timely Year 2000 compliant (or, if not, whether adequate alternatives can be found) or (iv) if the Company's and/or third party compliance efforts ultimately prove inadequate in any fashion, whether such deficiencies would have a material adverse effect on the Company's business, financial condition or results of operations.

Forward Looking Statements

          Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform act of 1995. The forward-looking statements are based on management's current knowledge, expectations or beliefs and are subject to a number of factors and uncertainties (such as market conditions, the Company's relationships with its employees, counterparties and clearing firms, the actions of the Company's competitors, the success of the Year 2000 compliance efforts by the Company and its key vendors and suppliers, and government regulatory changes) that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that such forward-looking statements involve risk and uncertainty, including, but not limited to, the factors outlined under the "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report and under the "Quantitative and Qualitative Disclosures about Market Risk" caption of Item 7A of this report. Reference is made to such sections for a fuller description of these and additional uncertainties. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Management of the Company is actively involved in the evaluation of risks associated with certain financial instruments and will from time to time reduce other risks inherent in its businesses through the use of financial instruments.

          The Company reduces market risk related to its municipal securities positions by limiting both the size of its overall positions and the number of days positions are held. In addition, the Company from time to time sells interest rate sensitive financial futures contracts as a means of managing market risk on its municipal securities positions. Management closely monitors the Company's municipal securities positions on a daily basis through its review of daily activity and position reports prepared by operations staff. These reports detail all executed transactions, the resulting trading gains and sales commissions and the closing positions with independently verified market prices. At December 31, 1998, the Company held municipal securities positions with an aggregate market value of approximately $11.6 million.

          In the process of executing brokerage transactions, the Company sometimes experiences "out trades" or other errors in which the Company may have liability for the resulting unmatched position. Out trades generally increase with increases in the volatility of the market. If an out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, the risk to the Company is usually limited. If discovery (or disposition) is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. The Company believes that its new electronic blotter system, because of its ability to identify unbalanced trade conditions as they occur, serves to help limit the market risk exposure when out trades or other errors occur. To limit its exposure further in such situations, the Company's policy is to dispose of any resulting unmatched positions promptly after their discovery.

          The Company has various foreign exchange rate exposures, including commission income earned in a currency other than the functional currency and foreign income streams which are eventually distributed. Management's strategies to reduce these risks include the use of foreign currency forward contracts. Gains and losses on these contracts are included in current operations even though the offsetting gains and losses on the hedged exposures are not recognized until realized.

          The Company's notes payable and Preferred Stock have interest and dividend rates that are fixed. Although the Company has theoretical interest rate exposure with these instruments should market interest rates decline or rise, management's judgment is that the aggregate future required payments under these instruments are satisfactory as a business matter, and do not require application of hedging strategies.

          The table below provides information about the Company's financial instruments used for other than trading purposes that are sensitive to either changes in interest rates or changes in foreign exchange rates. For notes payable and Preferred Stock the table presents principal and redemption cash flows with expected maturity dates. For foreign currency forward contracts, the table presents notional amounts with expected maturity dates.

                                                                                    After                        Fair
                        1999            2000           2001          2002           2003         Total          Value
                        ----            ----           ----          ----           ----         -----          -----
Interest Rate
 Sensitivity:
7.71% Acquisition
 Notes (imputed
 Interest rate)      $2,088,335                                                                $2,088,335     $2,088,335
7.9% Equipment
 Note                   436,636       $472,501      $511,312       $316,057                                    1,736,506
2% Redeemable
 Preferred Stock                                                               $2,000,000       2,000,000      2,000,000

Exchange Rate
 Sensitivity:
Foreign Currency
Forward Contracts:
Sell Japanese yen/
Buy U.S. dollars      1,735,000                                                                 1,735,000     (  355,956)
Sell U.S. dollars/
Buy British pounds
 sterling             3,000,000                                                                 3,000,000        113,970


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this Item 8 is included as a separate section of this Form 10-K. See Item 14 and the F-pages that follow.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item 9 is not applicable to the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(9) of Regulation S-K. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)      Financial Statements

               Listed on page F-2 of the Consolidated Financial Statements included in this Form 10-K.

(a)   (2)      Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(a)   (3)      Exhibits

               Listed in the Exhibit Index appearing at page X-1 of this Form 10-K.

(b)            Reports on Form 8-K

               During the fourth quarter of its fiscal year ended December 31, 1998, the Company filed one Current Report on Form 8-K, dated December 22, 1998. The Form 8-K reported (i) the execution of an agreement with SunGard/DML Inc., a subsidiary of SunGard Data Systems, Inc., to establish a master securities lending program using Euro Brokers' securities lending services and SunGard's software products, and (ii) the execution of definitive documentation with certain London and Paris-based subsidiaries of the European brokerage house, Finacor, for the purpose of combining Finacor's London and Paris-based capital markets brokerage operations with the London-based capital markets brokerage operations of Euro Brokers.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAXCOR FINANCIAL GROUP INC.


                                     By:      /s/ Gilbert D. Scharf
                                          ------------------------------------
                                                  Gilbert D. Scharf,
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Dated:  March 30, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Gilbert D. Scharf                 Chairman of the Board, President             March 30, 1999
----------------------------             and Chief Executive Officer
       Gilbert D. Scharf


   /s/ Keith E. Reihl                    Chief Financial and Principal                March 30, 1999
----------------------------             Accunting Officer, Treasurer
       Keith E. Reihl                    and Director


  /s/ Larry S. Kopp                      Director                                     March 30, 1999
-----------------------------
      Larry S. Kopp


    /s/ Michael J. Scharf                Director                                     March 30, 1999
-----------------------------
        Michael J. Scharf


   /s/ James W. Stevens                  Director                                     March 30, 1999
-----------------------------
       James W. Stevens


  /s/ Frederick B. Whitemore             Director                                     March 30, 1999
-----------------------------
      Frederick B. Whitemore


 /s/  William B. Wigton                  Director                                     March 30, 1999
-----------------------------
      William B. Wigton

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------

Contents                                                                Page

------------------------------------------------------------------------------



Report of Independent Accountants                                       F-3

Consolidated Financial Statements:

    Consolidated Statements of Financial Condition                      F-4

    Consolidated Statements of Operations                               F-6

    Consolidated Statements of Changes in Stockholders' Equity          F-7

    Consolidated Statements of Cash Flows                               F-9

    Notes to the Consolidated Financial Statements                     F-11

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors
and Stockholders of
Maxcor Financial Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 24, 1999

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------



                                                   December 31,    December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
------

Cash and cash equivalents                          $ 15,150,296    $ 18,041,631

Deposits with clearing organizations                  7,121,033       9,048,922

Receivable from broker-dealers and customers         16,557,824      20,366,191

Securities owned                                     11,578,515      10,497,465

Prepaid expenses and other assets                     7,301,359       7,972,400

Income taxes receivable                                 967,263

Deferred tax asset                                    2,442,981       4,931,637

Equity in affiliated companies                        2,935,100       2,606,987

Furniture, equipment and leasehold improvements      10,018,602      11,459,523

Intangible assets                                     1,196,692       1,606,757
                                                   ------------    ------------


     Total assets                                  $ 75,269,665    $ 86,531,513
                                                   ============    ============




The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Continued)



                                                  December 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998             1997
------------------------------------              ------------     ------------

Liabilities:
   Short-term bank loans                          $                $  6,225,928
   Payable to broker-dealer                          7,845,490          449,458
   Securities sold, not yet purchased                                   780,849
   Accounts payable and accrued liabilities         15,478,695       18,490,511
   Accrued compensation payable                     14,704,076       18,202,561
   Income taxes payable                                375,665        2,886,269
   Deferred taxes payable                              495,636          656,667
   Obligations under capitalized leases                751,747          974,186
   Notes payable                                     3,824,842        6,261,839
                                                  ------------     ------------
                                                    43,476,151       54,928,268
                                                  ------------     ------------

Commitments and contingencies (Notes 14 and 15)

Redeemable preferred stock:
   Series B, 2% cumulative, stated value $1,000,
     2,000 shares issued at December 31, 1998        2,000,000

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000
    shares authorized; 2,000 shares of Series B
     issued at December 31, 1998, reported
      above
   Common stock, $.001 par value, 30,000,000
    shares authorized; 11,392,269 shares issued
      at December 31, 1998 and 1997                     11,392           11,392
   Additional paid-in capital                       33,187,415       33,187,415
   Treasury stock at cost; 68,487 and 61,638
    shares of common stock held at
      December 31, 1998 and
       December 31, 1997, respectively                (227,932)        (209,451)
   Accumulated deficit                              (5,100,223)      (3,815,073)
   Accumulated other comprehensive income:
       Foreign translation adjustments               1,922,862        2,428,962
                                                  --------------   ------------

      Total stockholders' equity                    29,793,514       31,603,245
                                                  --------------   ------------

      Total liabilities and stockholders' equity  $ 75,269,665     $ 86,531,513
                                                  ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                 For the Year Ended
                                                  December 31,      December 31,       December 31,
                                                     1998                1997              1996
                                                 -------------      -------------      -------------
Revenue:
  Commission income                              $ 149,293,022      $ 163,467,438      $ 178,109,899
  Interest income                                    1,737,403          1,718,099          1,801,442
  Other income                                         887,465          1,069,903            582,729
                                                 -------------      -------------      -------------
                                                   151,917,890        166,255,440        180,494,070
                                                 -------------      -------------      -------------


Costs and expenses:
  Payroll and related costs                        100,527,090        107,375,812        116,296,606
  Communication costs                               14,726,069         16,010,272         18,288,441
  Travel and entertainment                           9,098,311         10,386,202         11,355,183
  Occupancy costs                                    6,065,132          6,053,469          6,539,150
  Depreciation and amortization                      5,004,626          5,318,983          4,734,101
  Clearing fees                                      4,588,170          6,165,264          4,411,515
  Interest expense                                   1,079,147            840,584            693,132
  General, administrative and other
     expenses                                        6,898,880          7,217,597          8,127,687
                                                 -------------      -------------      -------------

                                                   147,987,425        159,368,183        170,445,815
                                                 -------------      -------------      -------------

Income before provision for income taxes and

    minority interest                                3,930,465          6,887,257         10,048,255

Provision for income taxes                           3,950,645          5,757,897          6,650,606
                                                 -------------      -------------      -------------

(Loss) income before minority interest                 (20,180)         1,129,360          3,397,649
Minority interest in (income) loss
of consolidated subsidiaries                        (1,254,970)        (1,398,352)           307,311
                                                 -------------      -------------      -------------

Net  (loss) income                               ($  1,275,150)     ($    268,992)     $   3,704,960
                                                 =============      =============      =============

Weighted average common shares
    outstanding                                     11,327,741          9,243,201          8,949,656

Basic and diluted (loss) earnings per
    share                                        ($        .11)     ($        .03)     $         .41





The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                    Comprehen-               Additional                                         Notes
                                       sive        Common      Paid-in       Treasury     Accumulated      Receivable from
                                      Income        Stock      Capital         Stock        Deficit          Stockholders
                                      ------        -----      -------         -----        -------          ------------
Balance at
   December 31, 1995                              $ 4,258  $ 48,193,040   ($10,177,107)   ($ 7,251,041)       ($2,243,709)
Retirement of treasury stock                       (2,587)  (10,174,520)    10,177,107
Comprehensive income
  Net income for the year ended
    December 31, 1996              $3,704,960                                                3,704,960
  Other comprehensive
    Income
    Foreign translation
      adjustment (net of
      income tax expense
      of $272,000)                   (411,685)
                                   ----------
Comprehensive income               $3,293,275
                                   ==========
Recapitalization in connection
    with the Merger:
   Retirement of EBIC stock                        (1,671)        1,671
   Issuance of shares to
    EBIC shareholders                               8,950    18,234,300
   Cash Consideration paid
     to EBIC shareholders                                   (21,955,012)
   Repayment of
     stockholder notes                                                                                          2,243,709
   EBIC expenses incurred
    in connection with
    Merger                                                     (765,612)
                                                  -------  ------------   -------------   -------------       ------------
Balance at
  December  31, 1996                                8,950    33,533,867                     (3,546,081)
   Issuance of shares in
    Exchange Offer                                  2,381        (2,381)
Comprehensive income
   Net loss for the year
    ended December 31,
    1997                          ($  268,992)                                                (268,992)
   Other comprehensive
    income
   Foreign translation
    adjustment (net  of income
    tax  expense of $111,000)         (25,176)
                                   ----------
Comprehensive income              ($  294,168)
                                   ==========
   Issuance of shares to
    EBIC shareholders                                  61           (61)
   Acquisition of treasury stock                                              (209,451)
   Expenses incurred in
     connection with
     Exchange Offer                                            (344,010)
                                  -----------     -------  ------------   -------------   -------------       ------------
Balance at
  December  31, 1997                               11,392    33,187,415       (209,451)     (3,815,073)

                                        Accumulated
                                           Other
                                       Comprehensive
                                           Income            Total
                                           ------            -----
Balance at
   December 31, 1995                    $   2,865,823    $   31,391,264
Retirement of treasury stock
Comprehensive income
  Net income for the year ended
    December 31, 1996                                         3,704,960
  Other comprehensive
    Income
    Foreign translation
      adjustment (net of
      income tax expense
      of $272,000)                           (411,685)         (411,685)
Comprehensive income

Recapitalization in connection
    with the Merger:
   Retirement of EBIC stock
   Issuance of shares to
    EBIC shareholders                                        18,243,250
   Cash Consideration paid
     to EBIC shareholders                                   (21,955,012)
   Repayment of
     stockholder notes                                        2,243,709
   EBIC expenses incurred
    in connection with
    Merger                                                     (765,612)
                                        -------------     -------------
Balance at
  December  31, 1996                        2,454,138        32,450,874
   Issuance of shares in
    Exchange Offer
Comprehensive income
   Net loss for the year
    ended December 31,
    1997                                                       (268,992)
   Other comprehensive
    income
   Foreign translation
    adjustment (net  of income
    tax  expense of $111,000)                 (25,176)          (25,176)

Comprehensive income

   Issuance of shares to
    EBIC shareholders                                          (209,451)
   Acquisition of treasury stock
   Expenses incurred in
     connection with
     Exchange Offer                                            (344,010)
                                        -------------     -------------
Balance at
  December  31, 1997                        2,428,962        31,603,245




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------
                                   (Continued)
                                   -----------



                                    Comprehen-               Additional                                         Notes
                                       sive        Common      Paid-in       Treasury     Accumulated      Receivable from
                                      Income        Stock      Capital         Stock        Deficit          Stockholders
                                      ------        -----      -------         -----        -------          ------------
Balance at
  December  31, 1997                              $11,392   $33,187,415      ($209,451)    ($3,815,073)
Comprehensive income
  Net loss for the year
    ended December 31,
    1998                          ($1,275,150)                                              (1,275,150)
  Other comprehensive
    income
  Foreign translation
    adjustment (net  of
    income tax  benefit of
    $163,348)                        (506,100)
                                   ----------
Comprehensive income              ($1,781,250)
                                   ==========
Acquisition of treasury stock                                                  (18,481)
Preferred stock dividends                                                                      (10,000)
                                   ----------      ------    ----------       --------      ----------      -------------
Balance at
   December 31, 1998                              $11,392   $33,187,415      ($227,932)     ($5,100,223)      $
                                                  =======   ===========      =========      ===========      =============

                                        Accumulated
                                           Other
                                       Comprehensive
                                           Income            Total
                                           ------            -----
Balance at
  December  31, 1997                     $2,428,962      $31,603,245
Comprehensive income
  Net loss for the year
    ended December 31,
    1998                                                  (1,275,150)
  Other comprehensive
    income
  Foreign translation
    adjustment (net  of
    income tax  benefit of
    $163,348)                              (506,100)        (506,100)
Comprehensive income
Acquisition of treasury stock                                (18,481)
Preferred stock dividends                                    (10,000)
                                         ----------      -----------
Balance at
   December 31, 1998                     $1,922,862      $29,793,514
                                         ==========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         MAXCOR FINANCIAL GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                 December 31,     December 31,     December 31,
                                                                     1998            1997             1996
                                                                 -----------      -----------      -----------
Cash flows from operating activities:
    Net (loss) income                                            ($1,275,150)     ($  268,992)     $ 3,704,960
    Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                               5,004,626        5,318,983        4,734,101
       Provision for doubtful accounts                                53,777           96,203          (45,361)
       Net loss (gain) on disposal of fixed assets                    31,423          (36,257)         (72,241)
       Gain on sale of exchange memberships                                            (8,000)
       Undistributed earnings of unconsolidated subsidiaries        (329,082)        (646,233)        (636,148)
       Minority interest in consolidated subsidiaries                                                 (501,731)
       Imputed interest expense                                       57,556           83,959          106,287
       Amortization of deferred expenses                               1,457            1,457            1,457
       Deferred income taxes                                       1,957,221          222,733       (1,055,635)

    Change in assets and liabilities:
       Decrease (increase) in deposits with clearing
         organizations                                             1,931,334       (1,872,061)      (5,092,794)
       Decrease (increase) in receivable from broker-dealers
         and customers                                             3,268,139        8,932,584       (9,005,403)
       Increase in securities owned                               (1,081,050)      (1,746,189)      (8,751,276)
       Decrease in prepaid expenses and other assets               1,147,041          364,383        1,184,235
       Increase in income taxes receivable                          (967,263)
       (Decrease) increase in short-term bank loans               (6,225,928)      (3,463,055)       9,688,983
       Increase (decrease) in payable to broker-dealer             7,414,513       (1,256,792)       1,825,650
       (Decrease) increase in securities sold,  not yet
         purchased                                                  (780,849)        (943,682)       1,724,531
       (Decrease) increase in accounts payable and accrued
         liabilities                                              (2,489,237)       1,329,824          410,548
       (Decrease) increase in accrued compensation payable        (4,129,233)      (4,436,546)       6,231,912
       (Decrease) increase in income taxes payable                (2,456,795)       2,480,599       (5,555,680)
                                                                 -----------      -----------      -----------
       Net cash provided by (used in) operating activities         1,132,500        4,152,918       (1,103,605)
                                                                 -----------      -----------      -----------

Cash flows from investing activities:

    Purchase of fixed assets                                      (4,073,603)      (3,502,633)      (4,889,861)
    Proceeds from the sale of fixed assets                           406,950          488,517          932,098
    Investment in equity affiliates                                   36,771           58,520          113,070
    Net sale of exchange memberships                                                  148,000
    Proceeds from the sale of subsidiary                                              322,622
                                                                 -----------      -----------      -----------
        Net cash used in investing activities                     (3,629,882)      (2,484,974)      (3,844,693)
                                                                 -----------      -----------      -----------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)

                                                                            For the Year Ended
                                                             December 31,      December 31,      December 31,
                                                                 1998              1997              1996
                                                             ------------      ------------      ------------
Cash flows from financing activities:
     Repayment of notes payable                                (2,520,331)       (3,203,573)       (1,027,396)
     Issuance of note payable                                                     2,140,000
     Issuance of redeemable preferred stock                     2,000,000
     Redeemable preferred stock dividends                         (10,000)
     Repayment of obligations under capitalized leases           (231,137)         (397,717)       (1,001,529)
     Expenses incurred in connection with
            Exchange Offer                                                         (344,010)
     Acquisition of treasury stock                                (18,481)         (209,451)
     Issuance of shares in connection with Merger                                                  18,243,250
     EBIC expenses incurred in connection with Merger                                                (765,612)
     Cash Merger consideration paid to EBIC shareholders                                          (21,955,012)
     Repayments of notes receivable from stockholders                                               2,243,709
                                                             ------------      ------------      ------------
         Net cash used in financing activities                   (779,949)       (2,014,751)       (4,262,590)
                                                             ------------      ------------      ------------

Effect of exchange rate changes on cash                           385,996           156,512           429,464
                                                             ------------      ------------      ------------
         Net decrease in cash and cash equivalents             (2,891,335)         (190,295)       (8,781,424)

Cash and cash equivalents at beginning of year                 18,041,631        18,231,926        27,013,350
                                                             ------------      ------------      ------------
Cash and cash equivalents at end of year                     $ 15,150,296      $ 18,041,631      $ 18,231,926
                                                             ============      ============      ============

Supplemental disclosures of cash flow information:

     Interest paid                                           $  1,032,853      $    768,270      $    616,750
     Income taxes paid                                          2,773,146         2,124,722        12,070,364



The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
------------------------------------------------

Maxcor Financial Group Inc. ("MFGI") was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996 MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Geneva, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its subsidiaries and affiliates currently comprise substantially all of MFGI's business and assets.

The Merger has been accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of MFGI. The historical assets and liabilities of MFGI and EBIC have been combined and reflected in the consolidated statements of financial condition at their respective book values. The consolidated results of operations and financial position for periods and dates prior to the Merger are the consolidated historical results of operations and financial position of EBIC and its subsidiaries and affiliates for such periods and dates. The number of shares outstanding and related earnings per share information for periods prior to the Merger have been presented as if all shares issued in the Merger had been issued as of the first date of such period and all such shares were outstanding for the merged and recapitalized entity since that date.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Earnings from investments accounted for under the equity method have been reflected as other income in the consolidated statements of operations. Certain reclassifications have been made to the 1997 and 1996 balances to conform with the current year presentation.

For the year ended December 31, 1996, the number of shares outstanding (8,949,656) reflects a restatement of the number of shares reported outstanding (9,011,295) in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The restatement reflects the actual number of shares issued in the Merger, as opposed to the anticipated number.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------

Revenue recognition:
--------------------

Commission income and related expenses are recognized on a trade date basis.

-----------------------------------------------------

Securities transactions:
------------------------

Securities transactions are recorded on a trade date basis.

Securities owned and securities sold, not yet purchased are carried at market value, with unrealized gains and losses reflected in operations.

Cash and cash equivalents:
--------------------------

The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

Furniture, equipment and leasehold improvements:
------------------------------------------------

Depreciation of furniture and equipment is computed on a straight-line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the improvements.

Intangible assets:

Intangible assets principally include the values assigned to customer lists and are being amortized on a straight-line basis over their estimated useful lives, which approximate 15 years. Accumulated amortization of intangible assets aggregated $7,986,598 and $7,576,599 at December 31, 1998 and 1997,
respectively.

The Company has a policy of reviewing the carrying value of intangible assets to consider whether events or changes in circumstances have occurred - such as the loss of significant customers, a significant change in the revenues received from customers or a significant change in the nature of the brokerage business which would indicate that the carrying amount of such assets may not be recoverable, in which case the Company would evaluate the estimated future cash flows expected to result from the asset. Should the expected future cash flows be less than the carrying amount of the asset, an impairment loss would be recognized to the extent that the carrying value exceeds the fair value of the assets. There have been no impairment losses with respect to intangible assets.

Foreign currency translation:
-----------------------------

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year; revenues and expenses are translated at average rates for the year.

Gains and losses on foreign currency translation of the financial statements of operations whose functional currency is other than the U.S. dollar, together with related hedges and tax effects, and the effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as foreign translation adjustments in the accumulated other comprehensive income section of stockholders' equity. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the related operating subsidiary's functional currency are recorded in operations.

-----------------------------------------------------

Fair value of financial instruments:
------------------------------------

The financial instruments of the Company are reported in the consolidated statements of financial condition at market values or at carrying amounts that management estimates approximate fair values, as such financial instruments are short-term in nature or bear interest at rates approximating current market rates.

Income taxes:
-------------

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary timing differences between the recognition of tax effects for financial statement purposes and income tax reporting purposes, and are calculated by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce a deferred tax asset to only that portion that is judged more likely than not to be realized.

Use of estimates:
-----------------

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

Earnings per share:
-------------------

In computing basic and diluted earnings per share ("EPS") for the year ended December 31, 1998, the Company increased its net loss attributable to common shareholders (the numerator) by preferred stock dividends declared of $10,000. For the years ended December 31, 1997 and 1996 no such adjustment was made as there were no preferred shares outstanding. Options and warrants to purchase common stock were not added to the weighted-average number of common shares outstanding (the denominator) for the computation of diluted EPS since they were antidilutive during the reporting periods.

Accounting developments:
------------------------

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management is currently assessing the effect SFAS 133 will have on the Company's consolidated results of operations and financial position.

NOTE 3 - DEPOSITS WITH CLEARING ORGANIZATIONS:
----------------------------------------------

Deposits with clearing organizations at December 31, 1998 and 1997 are comprised of the following:

                                   December 31, 1998    December 31, 1997
                                   -----------------    -----------------
Cash                                  $   402,452          $   766,734
U.S. Treasury obligations               6,718,581            8,282,188
                                      -----------          -----------
                                      $ 7,121,033          $ 9,048,922
                                      ===========          ===========

Pursuant to its membership in Government Securities Clearing Corporation ("GSCC"), Maxcor Financial Inc. ("MFI"), a U.S. broker-dealer subsidiary, is required to maintain a minimum deposit of $5,000,000. The balance of the deposits is required pursuant to MFI's clearing firm relationships.

NOTE 4 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
---------------------------------------------------------------------

At December 31, 1998 and 1997, receivable from and payable to broker-dealers and customers consist of the following:

                                       December 31, 1998              December 31, 1997
                                  ---------------------------     --------------------------
                                  Receivable        Payable       Receivable       Payable
                                  -----------     -----------     -----------     ----------
Commissions receivable            $15,453,109     $               $16,177,429     $
Receivable from clearing firm       1,104,715                       3,239,381
Securities failed-to-
   deliver/receive                                                    458,281        449,458
Unsettled transactions                                                491,100
Payable to clearing firm                            7,845,490
                                  -----------     -----------     -----------     ----------
                                  $16,557,824     $ 7,845,490     $20,366,191     $  449,458
                                  ===========     ===========     ===========     ==========

The Company clears its matched riskless principal brokerage transactions and its municipal securities trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements (the "Agreements"). The receivable from clearing firm at December 31, 1998 and 1997 primarily represents commissions due from a broker-dealer on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm at December 31, 1998 represents the net amount owed to a broker-dealer for financing the Company's municipal securities positions. At December 31, 1997 these positions were financed on a settlement date basis by fully collateralized short-term bank loans. The Agreements provide the clearing firms with a lien on the Company's property held by them to secure the Company's liabilities and obligations under the Agreements. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $533,000 and $554,000 at December 31, 1998 and 1997 respectively.

NOTE 5 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:
-----------------------------------------------------------------

Securities owned at December 31, 1998 and 1997 primarily reflect municipal securities positions taken in connection with the Company's municipal securities business. Securities sold, not yet purchased at December 31, 1997 primarily consist of foreign equity securities.

Trading gains on municipal securities of approximately $954,249, $690,505 and $333,000 for the years ended December 31, 1998, 1997 and 1996 respectively, have been included in other income in the consolidated statements of operations.

NOTE 6 - EQUITY IN AFFILIATED COMPANIES:
----------------------------------------

The Company's equity in affiliated companies principally consists of a 15% equity interest in Yagi Euro Corporation ("Yagi Euro"), which operates the business of a broker of money market, foreign exchange and derivative products in Tokyo and is 85% owned by Yagi Tanshi Company, Limited.

In addition, the Company has a partnership arrangement with Yagi Euro to broker certain derivative products in Tokyo ("Tokyo Partnership"). The results of such business are consolidated in the Company's financial statements and Yagi Euro's approximately 50% interest in the related profit or loss is presented as minority interest.

The Company's investments in equity affiliates at December 31, 1998 and 1997 are as follows:

                                      1998                        1997
                                 -------------               --------------
             Yagi Euro           $   2,935,100               $    2,488,957
             Other                                                  118,030
                                 -------------               --------------
                                 $   2,935,100               $    2,606,987
                                 =============               ==============

Summarized financial information for Yagi Euro at and for the years ended December 31, 1998 and 1997 is as follows:

                                             1998                1997
                                        ---------------    --------------

             Total assets               $ 29,034,031        $ 20,162,750
             Total liabilities             9,466,697           3,569,702
             Revenues                      4,719,847           7,770,628
             Net income                      625,980           1,430,121

NOTE 7 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
---------------------------------------------------------

Furniture, equipment and leasehold improvements at December 31, 1998 and 1997 are summarized below:

                                              December 31,      December 31,
                                                 1998               1997
                                              -----------       -------------

     Furniture and telephone equipment       $ 13,785,296       $  13,509,465
     Leasehold improvements                     7,690,009           6,813,323
     Computer and related equipment            13,683,614          12,197,628
     Automobiles                                1,025,295           1,311,298
                                              -----------       -------------
                                               36,184,214          33,831,714
     Less - Accumulated depreciation
               and amortization                26,165,612          22,372,191
                                             ------------       -------------

                                             $ 10,018,602       $  11,459,523
                                             ============       =============

NOTE 8 - OBLIGATIONS UNDER CAPITALIZED LEASES:
----------------------------------------------

The Company has purchased automobiles and telecommunications equipment under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1998:

            For the Year Ending December 31,

            1999                                      $   402,759
            2000                                          257,785
            2001                                          211,303
                                                      -----------
            Total net minimum lease payments              871,847

            Less: amount representing interest            120,100
                                                      -----------
            Present value of net minimum lease
            payments                                  $   751,747
                                                      ===========

The gross amounts of assets under capitalized leases are approximately $1,215,000 and $1,489,000 at December 31, 1998 and 1997, respectively. Such amounts are principally automobiles and are included in furniture, equipment and leasehold improvements in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $221,000, $297,000 and $520,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 9 - NOTES PAYABLE:
-----------------------

Notes payable at December 31, 1998 and 1997 represent the remaining installments due on notes issued in December 1986 in connection with the acquisition of the predecessor businesses of EBIC ("Acquisition Notes") and on a note issued in December 1997 secured by certain equipment ("Equipment Note").

The balance due on the Acquisition Notes at December 31, 1998 and 1997 was $2,088,335 and $4,121,839, respectively. The Acquisition Notes bear interest at a stated rate of 6-1/8% per annum and have been payable in equal annual installments of approximately $2,100,000 each November 30 from 1995 through 1999. The Acquisition Notes have been adjusted for financial reporting purposes to reflect imputed interest at fair market rates at the time of issuance of 7.71%. The Acquisition Notes are subordinated to the claims of financial institutions to a maximum aggregate amount of $10,000,000. Approximately 56% of the balance of the Acquisition Notes was denominated in British pounds sterling at each of December 31, 1998 and 1997.

The balance due on the Equipment Note at December 31, 1998 and 1997 was $1,736,506 and $2,140,000, respectively. The Equipment Note bears interest at a rate of 7.9% per annum and is payable in monthly installments of $46,545 through December 2001 and $27,482 thereafter through December 2002. The Equipment Note is secured by all equipment owned by Euro Brokers Inc., a U.S. subsidiary.

-----------------------------------

The changes in notes payable for the years ended December 31, 1998 and 1997 are as follows:

                                                  1998                 1997
                                               -----------         -----------

Balance at beginning of year                   $ 6,261,839         $ 7,379,762
Issuance of note payable                                             2,140,000
Repayment of principal                          (2,520,331)         (2,102,500)
Exchange rate difference                            25,778            (138,309)
Imputed interest                                    57,556              83,959
Repayment of note to Martin Brokers
  (Hong Kong) Limited                                               (1,101,073)
                                               -----------         -----------
Balance at end of year                         $ 3,824,842         $ 6,261,839
                                               ===========         ===========


NOTE 10 - EMPLOYEE BENEFIT PLAN:
--------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $366,000, $361,000 and $308,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

NOTE 11 - INCOME TAXES:
-----------------------

Income (loss) before provision for income tax and minority interest was taxed under the following jurisdictions:

                          For the Year Ended
             December 31,    December 31,    December 31,
                1998            1997            1996
             -----------     -----------     -----------
Domestic     $   606,080     $   625,936     $11,570,041
Foreign        3,324,385       6,261,321      (1,521,786)
             -----------     -----------     -----------
   Total     $ 3,930,465     $ 6,887,257     $10,048,255
             ===========     ===========     ===========




The components of the provision for income taxes are as follows:

                                    For the Year Ended
                      December 31,     December 31,    December 31,
                         1998             1997            1996
                      -----------      -----------     -----------
Current
  Federal             ($  387,836)     $ 1,623,627     $ 3,965,812
  State and local          61,619         (672,374)      1,968,578
  Foreign               2,060,265        4,614,209       2,488,923
                      -----------      -----------     -----------
     Total              1,734,048        5,565,462       8,423,313
                      -----------      -----------     -----------

                                      For the Year Ended
                        December 31,     December 31,     December 31,
                           1998             1997              1996
                        -----------      -----------      -----------
Deferred
    Federal                (136,824)        (114,331)        (506,338)
    State and local         142,413           31,265         (390,189)
    Foreign               2,211,008          275,501         (876,180)
                        -----------      -----------      -----------
                          2,216,597          192,435       (1,772,707)
                        -----------      -----------      -----------
       Total            $ 3,950,645      $ 5,757,897      $ 6,650,606
                        ===========      ===========      ===========

-----------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                       December 31,     December 31,
                                          1998             1997
                                       -----------      -----------
Assets
     Bad debt reserve                  $   212,346      $   190,800
     Occupancy reserves                    467,668          486,626
     Deferred compensation                 349,444        2,936,216
     Miscellaneous reserves                614,707          623,129
     Depreciation and amortization
                                         1,092,876          694,866
     State and local net
       operating losses                    501,262
     Foreign tax credits                 2,870,792        2,926,135
     Deferred tax asset valuation
       allowance                        (3,666,114)      (2,926,135)
                                       -----------      -----------

Gross deferred tax assets,
       after valuation
       allowance                       $ 2,442,981      $ 4,931,637
                                       ===========      ===========

Liabilities
     Unrealized foreign
       exchange gain                   $                ($  304,365)
     Other                                (495,636)        (352,302)
                                       -----------      -----------
       Gross deferred tax
       liabilities                     ($  495,636)     ($  656,667)
                                       ===========      ===========

The valuation allowance for deferred tax assets has been established for foreign tax credit carryforwards, state and local net operating losses ("NOLs") and assets arising from various timing differences, due to the uncertainty regarding their realizability. Foreign tax credit carryforwards of $1,990,000 and $936,135 expire in the years ended December 31, 2000 and 2002, respectively. NOLs approximating $876,000 and $1,810,600 expire in the years ended 2012 and 2013, respectively.

-----------------------------------

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:



                                                    For the Year Ended
                                          December 31, December 31, December 31,
                                             1998         1997         1996
                                          -----------  -----------  -----------

Tax at U.S. statutory rate                $ 1,337,491  $ 2,341,667  $ 3,516,889
Increase (decrease) in tax resulting
    from:
    Higher effective rates on earnings
       of foreign operations and tax
       benefit of foreign losses not
       recognized                           1,084,309    1,835,074      528,447
    Nondeductible meals and
       entertainment                        1,429,700    1,792,990    1,903,558
    State and local taxes, net                204,032     (423,060)   1,025,952
    Other                                    (104,887)     211,226     (324,240)
                                          -----------  -----------  -----------

                                          $ 3,950,645  $ 5,757,897  $ 6,650,606
                                          ===========  ===========  ===========

NOTE 12 - STOCKHOLDERS' EQUITY:
-------------------------------

Preferred stock:
----------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of Common Stock.

On October 1, 1998 the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") to Yagi Euro at a purchase price of $1,000 per share ("Stated Value"). Cumulative dividends at the annual rate of 2% of the Stated Value are payable quarterly in arrears. The Company may, at any time, redeem the Series B Preferred Stock, in whole or in part, at its option, at a per share price equal to the Stated Value together with accrued and unpaid dividends thereon ("Liquidation Preference"). In addition, the Series B Preferred Stock is subject to mandatory redemption at the Liquidation Preference on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro. The Series B Preferred Stock does not have any conversion rights. The Series B Preferred Stock also is non-voting unless the Company has not paid dividends in full for the two immediately preceding quarters or has failed to meet any mandatory redemption obligation, in which case the holders of the Series B Preferred Stock would be entitled to appoint one additional director to the Company's Board of Directors.

-------------------------------------------

Common stock and warrants:
--------------------------

Pursuant to the Merger in 1996, a newly-formed wholly-owned subsidiary of the Company merged with and into EBIC, with EBIC thereby becoming a wholly-owned subsidiary of the Company. As a result of the Merger, former holders of EBIC common stock received consideration consisting, in the aggregate, of approximately $22 million in cash, 4,505,666 shares of common stock and 7,566,625 Series B redeemable common stock purchase warrants ("Series B Warrants"). The Series B Warrants are economically identical in their terms to the 7,566,625 warrants issued in connection with the Company's 1994 initial public offering ("IPO Warrants"). Both series of warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share, expire on November 30, 2001 and are redeemable at a price of $.01 per warrant upon 30 days notice at any time, but only if the last sale price of the common stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given. The Company also acquired, in connection with the Merger, in exchange for 225,000 shares of common stock, all of the unit purchase options that had been issued in the initial public offering (representing the right, in the aggregate, to acquire 333,333 units) and redeemed, for cash, 136,000 shares of common stock for which certain merger-related conversion rights had been exercised.

On November 17, 1997, the Company consummated an exchange offer, on the basis of
0.1667 of a share of common stock for each warrant, pursuant to which it issued an aggregate of 2,380,975 shares of common stock in exchange for 14,283,296, or approximately 95.1%, of the then outstanding warrants (6,880,718 of the IPO Warrants and 7,402,578 of the Series B Warrants).

In May 1997, the Company acquired treasury stock consisting of 61,638 shares of common stock and 115,015 Series B Warrants. During the fourth quarter of 1997, the 115,015 Series B Warrants were canceled and returned to authorized but unissued status. In August 1998, the Company acquired an additional 6,849 shares of common stock resulting in a total of 68,487 common shares held in treasury as of December 31, 1998.

Accordingly, at December 31, 1998 and 1997 the Company had outstanding 11,323,782 and 11,330,631 shares of common stock, respectively. At December 31,1998 and 1997, the Company also had outstanding 685,948 IPO Warrants and 49,032 Series B Warrants.

At December 31, 1998 and 1997, the Company had 734,980 shares of Common Stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan (see Note 13).

NOTE 13 - STOCK OPTION PLAN:
----------------------------

The Company's 1996 Stock Option Plan, as amended (the "Plan"), provides for the granting of stock options, in the form of incentive stock options ("ISOs") and non-qualified stock options, to directors, executive officers and key employees of the Company and its subsidiaries, as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of common stock are available under the Plan. In the case of ISOs, the duration of the option may not exceed ten years and the exercise price must be at least equal to the fair market value of a share of common stock on the date of grant. Employee options granted to date generally are ISOs and vest and become exercisable in equal installments on each anniversary of the date of the grant for periods of four or five years. Non-employee director options granted to date are non-qualified stock options and vest in equal 50% installments on the dates that are six and twelve months following the date of grant. Under the Plan, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                 December 31, 1998        December 31, 1997        December 31, 1996
                              -----------------------  -----------------------  ----------------------
                                             Weighted                 Weighted                Weighted
                                              Average                  Average                 Average
                              Number of      Exercise  Number of      Exercise  Number of     Exercise
                                Shares         Price    Shares          Price     Shares        Price

Outstanding at
   beginning of year          1,245,000         5.07   1,260,000         5.07
Granted                         485,000         2.00      45,000         4.90   1,260,000        5.07
Canceled                        (80,000)        5.00     (60,000)        4.90
                              ---------         ----   ---------         ----   ---------        ----
Outstanding
   at end of year             1,650,000         2.00   1,245,000         5.07   1,260,000        5.07
                             ==========         ====   =========         ====   =========        ====
Exercisable
   at end of year               521,000         2.00     292,000         5.08
                             ==========         ====   =========         ====
Weighted average
   fair value of options
   granted during
   the year                        1.30                     1.20                     1.93
                             ==========                     ====                     ====

On August 6, 1998 the exercise price of all outstanding stock options (1,165,000) was reset to $2.00 per share, which exceeded the market value of the Company's common stock on August 6, 1998. As a result of this repricing and the fact that substantially all stock options subsequently granted during 1998 were at an exercise price of $2.00 per share, at December 31, 1998, outstanding stock options had a weighted average exercise price of approximately $2.00 per share.

As allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for the Plan. Accordingly, the Company has not recognized any compensation cost associated with the Plan, since the market prices of the underlying stock were not greater than the exercise prices on the grant dates. As required by SFAS 123, however, the Company has disclosed below its approximate pro forma net (loss) income and (loss) earnings per share if compensation costs under the Plan had been recognized using the fair value method of SFAS 123. Because stock options under the Plan have characteristics

----------------------------------------

significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for 1998, 1997 and 1996 with the following weighted average assumptions: expected volatility of 66%, 35% and 30%, respectively; risk free interest rate of 5.44%, 6.16% and 6.56 %, respectively; and an expected option life of five years.

                                                             For the Year Ended
                                              December 31,       December 31,     December 31,
                                                 1998               1997             1996
                                              ------------       ------------     -----------
Net (loss) income             As reported     ($1,275,150)       ($  268,992)     $ 3,704,960
                              Pro forma       ($1,862,690)       ($  745,211)     $ 3,527,612

(Loss) earnings per share     As reported     ($      .11)       ($      .03)     $       .41
                              Pro forma       ($      .16)       ($      .08)     $       .39

NOTE 14 - COMMITMENTS:
----------------------

The Company is obligated under certain non-cancelable leases for office space and telecommunication services.

The Company has executed various operating leases in respect of premises, which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases. The Company is currently subleasing portions of certain leased premises.

Future minimum rental commitments for operating leases, net of sublease income, approximate the following:

                    Minimum             Minimum
                     Rental             Sublease
Year                Payments             Income               Net
                   -----------         -----------         -----------
      1999         $ 8,871,975         $   902,004         $ 7,969,971
      2000           6,060,662              40,020           6,020,642
      2001           5,102,840                               5,102,840
      2002           4,812,084                               4,812,084
      2003           2,708,190                               2,708,190
Thereafter           4,671,664                               4,671,664
                   -----------         -----------         -----------
                   $32,227,415         $   942,024         $31,285,391
                   ===========         ===========         ===========



NOTE 15 - CONTINGENCIES:
------------------------

The Company is subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of its businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

NOTE 16 -COUNTERPARTY RISK:
---------------------------

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

NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR TRADING PURPOSES:
---------------------------------------------------------------------

The Company, from time to time, sells financial futures contracts as a means of managing market risk on municipal securities positions held. Financial futures contracts are exchange traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount of a financial instrument at a specified future date and price. Maintaining a financial futures contract requires the Company to deposit margin with its clearing broker as security for its obligations. Financial futures contracts provide for daily cash settlements with gains or losses based upon fluctuations in market value included in trading gains on municipal securities transactions (see Note 5). Open equity in financial futures contracts is recorded as receivable from and payable to broker-dealers and customers as applicable. At December 31, 1998 and 1997, the Company had no financial futures contracts outstanding.

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR PURPOSES OTHER THAN TRADING:
--------------------------------------------------------------------------------

The Company utilizes foreign currency forward contracts to reduce its exposures to exchange rate risks associated with anticipated commissions on transactions denominated in a currency other than the functional currency and anticipated dividends from the Tokyo Partnership. Pursuant to these foreign currency forward contracts, the Company receives or pays the difference between the contracted forward exchange rate (for the purchase or sale of one currency for another) and the prevailing exchange rate at settlement date. The fair value of foreign currency forward contracts is included on the consolidated statements of financial condition as prepaid expenses and other assets or as accounts payable and accrued liabilities, as applicable. Gains and losses as a result of changes in the fair value of foreign currency forward contracts have been included in current operations as other income, even though the offsetting gains and losses on the hedged exposures are not included in operations until realized.

The amount of the Company's foreign currency forward contracts at December 31, 1998 is detailed below. There were no such contracts outstanding at December 31, 1997.

Sell Japanese yen/buy U.S. dollars                        $   1,735,000
Sell U.S. dollars/buy British pounds sterling                 3,000,000

NOTE 19 - NET CAPITAL REQUIREMENTS:
-----------------------------------

MFI is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At December 31, 1998, MFI's regulatory net capital was $13,434,671 and exceeded the minimum requirement of $250,000 by $13,184,671. MFI's membership in GSCC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 20 - INCREASED TRADING VOLUME:
-----------------------------------

During the four trading-day period of October 23, 1997 through October 28, 1997, the Company experienced up to an approximately five-fold increase in the typical daily trading volume of the emerging market debt securities it brokers, together with unprecedented price volatility in such securities. As a result, the Company and its clearing firms experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades. Although the temporary increase in volume generated additional commission income, the delays, backlogs and disputes resulted in additional costs for the Company, aggregating to approximately $6,000,000, principally consisting of payments related to settlement of disputes, interest claims by customers and financing charges from clearing firms. Such payments have been reflected as a reduction of commission income in the consolidated statement of operations for the year ended December 31, 1997.

NOTE 21 - SEGMENT REPORTING:
----------------------------

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed seperately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Japan, and Canada. United States amounts are principally derived from the Company's New York office, but include the results of operations of all its U.S. based operations. Tokyo amounts include the consolidated results of operations of the Tokyo Partnership. Other geographic segments which do not meet SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

---------------------------------------

The accounting policies of the segments are the same as those described in Note
2.

                       United          United                                                 All
                       States          Kingdom            Japan             Canada           Other                Total
                       ------          -------            -----             ------           -----                -----
1998

Commission
  income            $  78,832,769    $  42,354,005     $  23,172,310     $   1,280,407     $   3,653,531     $ 149,293,022
Interest income         1,875,942          541,652           337,004             5,714             2,888         2,763,200
Interest expense        1,295,220          789,970            19,754                                             2,104,944
Depreciation and
  amortization          2,869,495        1,877,927                              68,766           188,438         5,004,626
Provision for
  income taxes            243,326           45,567         3,510,831            (1,143)          152,064         3,950,645
Income from
  unconsolidated
  affiliates              117,734                                                                                  117,734
Net (loss) income        (506,068)      (2,375,260)        1,920,758          (459,440)          144,860        (1,275,150)
Assets                 76,188,122       21,984,556         7,548,750           564,829         3,189,456       109,475,713
Capital
  expenditures          2,405,177        1,282,038                              46,144           340,244         4,073,603
Investment in
  unconsolidated
  affiliates            2,935,100                                                                                2,935,100

1997

Commission
  income            $  84,313,196    $  51,478,803     $  22,865,358     $   2,800,872     $   2,009,209     $ 163,467,438
Interest income         2,000,642          485,142           101,470            12,456             3,187         2,602,897
Interest expense          808,833          911,896             4,653                                             1,725,382
Depreciation and
  amortization          2,671,647        2,198,062                             326,448           122,826         5,318,983
Provision for
  income taxes            703,814          573,899         4,396,558                              83,626         5,757,897
Income from
  unconsolidated
  affiliates              228,450                                                                                  228,450
Net income (loss)         260,663       (1,010,821)        1,763,005        (1,413,804)          131,965          (268,992)
Assets                 82,574,464       24,528,695        10,084,590         1,352,458         3,096,351       121,636,558
Capital
  expenditures          1,996,364          799,469                             319,824           386,976         3,502,633
Investment in
  unconsolidated
  affiliates            2,606,987                                                                                2,606,987

----------------------------------------


                    United          United                                            All
                    States          Kingdom        Japan          Canada             Other            Total
                    ------          -------        -----          ------             -----            -----
1996

Commission
  income          $82,155,803    $64,399,407    $20,071,821     $ 3,375,172      $   8,107,696    $  178,109,899
Interest income     8,087,185        729,557        120,278          23,749              5,650         8,966,419
Interest expense      753,631      6,518,215         48,263                                            7,320,109
Depreciation and
  amortization      2,040,900      2,430,600                        233,021             29,580         4,734,101
Provision for
  income taxes      5,740,378       (908,339)     1,818,567                                            6,650,606
Income from
  unconsolidated
  affiliates          257,759                                                                            257,759
Net income (loss)   6,103,914     (3,169,080)     1,918,935        (443,025)          (705,784)        3,704,960
Assets             81,510,663     29,756,090      7,648,621       1,927,895          2,944,074       123,787,343
Capital
  expenditures      2,248,634      1,461,372                        444,051            735,804         4,889,861
Investment in
  unconsolidated
  affiliates        2,756,741                                                                          2,756,741

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.


                                                  1998                   1997                 1996
                                             -------------          -------------         -------------
Interest income:
Total for reportable segments                $   2,760,312          $   2,599,710         $   8,960,769
Other interest income                                2,888                  3,187                 5,650
Elimination of intersegment
  interest income                               (1,025,797)              (884,798)           (7,164,977)
                                             -------------          -------------         -------------
  Consolidated total                         $   1,737,403          $   1,718,099         $   1,801,442
                                             =============          =============         =============


Interest expense:
Total for reportable segments                $   2,104,944          $   1,725,382         $   7,320,109
Elimination of intersegment interest
  expense                                       (1,025,797)              (884,798)           (6,626,977)
                                             -------------          -------------         -------------
  Consolidated total                         $   1,079,147          $     840,584         $     693,132
                                             =============          =============         =============

Assets:
Total for reportable segments                $ 106,286,257          $ 118,540,207         $ 120,843,269
Other assets                                     3,189,456              3,096,351             2,944,074
Elimination of intersegment
  receivables                                  (17,842,245)           (20,779,815)          (15,395,151)
Elimination of investments in
 other segments                                (16,363,803)           (14,325,230)          (11,219,477)
                                             -------------          -------------         -------------
  Consolidated total                         $  75,269,665          $  86,531,513         $  97,172,715
                                             =============          =============         =============




NOTE 22 - SUBSEQUENT EVENT:
---------------------------

On January 1, 1999 Euro Brokers International Limited ("EBIL"), a U.K.
subsidiary, changed its name to Euro Brokers Finacor Limited ("EBFL").
Simultaneously therewith, EBFL completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. EBFL will combine the existing interest-rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the Euro and Scandinavian swaps businesses of Finacor Limited and the Euro swaps business of Finacor Peter. The equity and results of operations for EBFL will be consolidated in the Company's financial statements with Monecor's interest presented as minority interest.








                                  EXHIBIT INDEX

Exhibit No.                                   Description
-----------                                   -----------

   2.1                    Agreement and Plan of Merger, dated as of March 8,
                          1996, as amended, by and among the Registrant, EBIC
                          Acquisition Corp. and Euro Brokers Investment
                          Corporation ("EBIC"), without exhibits and schedules
                          (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form
                          10-Q"))

   2.2                    Registration Rights Agreement, dated as of August 16,
                          1996, by and among the Registrant and the persons listed in Annexes I, II and III thereto (incorporated by reference to Exhibit 2.5 of the Registrant's
                          Current Report on Form 8-K, dated August 16, 1996)

   2.3                    Securities Purchase Agreement, dated as of March 24,
                          1999, by and among the Registrant, Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS VI") and WCAS
                          Information Partners, L.P. ("WCAS Info")*

   2.4 Escrow Agreement, dated as of March 24, 1999, by and among the Registrant, WCAS VI, WCAS Info and
                          Continental Stock Transfer & Trust Company*

   2.5 Sale and Purchase Agreement, dated 21 December 1998, by and among Euro Brokers International Limited, Euro
                          Brokers Holdings Limited, Monecor (London) Limited and
                          Finacor Peter, without schedules*

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

   3.3                    Certificate of Designation, Powers, Preferences and
                          Rights of Series B Cumulative Redeemable Preferred
                          Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly
                          Report on Form 10-Q for the quarterly period ended
                          September 30, 1998)

   3.4                    Amended and Restated Bylaws of the Registrant
                          (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 Form
                          10-K"))

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

   10.2                   Supplement No. 1 to the NY Lease, dated March 21, 1993
                          (incorporated herein by reference to Exhibit 10.2 of the 1996 Form 10-K)

   10.3                   Supplement No. 2 to the NY Lease, dated July 1, 1994
                          (incorporated herein by reference to Exhibit 10.3 of the 1996 Form 10-K)

   10.4                   Underlease of Premises, dated 28 May 1993, between
                          Chestermount Properties Limited and Euro Brokers
                          Holdings Limited (the "London Underlease")
                          (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

   10.5                   Supplemental Deed to the London Underlease, dated 28
                          May 1993*

   10.6+ The Registrant's 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.7 of the 1996 Form 10-K)




   10.7+                  Amended and Restated Employment Agreement, dated as of
                          August 14, 1998, by and between the Registrant and Gilbert Scharf*

   10.8+ Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Keith Reihl*

   10.9+                  Amended and Restated Employment Agreement, dated as of
                          August 14, 1998, by and between the Registrant and Roger Schwed*

   10.10+ Employment Agreement, dated 1 September 1998, by and between Euro Brokers International Limited and Robin
                          Adrian Clark*

   10.11+ Employment Agreement, dated as of August 14, 1998, by and between Euro Brokers Investment Corporation and
                          Walter E. Dulski*

   10.12+ Agreement, dated as of November 19, 1996, by and among the Registrant, EBIC and Donald R.A. Marshall
                          (incorporated herein by reference to Exhibit 10.13 of the 1996 Form 10-K)

   10.13                  Agreement for Securities Clearance Services, dated
                          March 13, 1998, by and between Daiwa Securities
                          America Inc. and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrants
                          Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998) (1)

   21                     Subsidiaries of the Registrant*

   27 Financial Data Schedule (filed in electronic form only)

----------

*    Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                                      X-3
