Form 10-K405/A
period 1998-12-31
MAXCOR FINANCIAL GROUP INC
filed 1999-04-01
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         FORM 10-K/A (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to____________

                        Commission File Number 0-25056

                          MAXCOR FINANCIAL GROUP INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        59-3262958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Two World Trade Center, 84th Floor, New York, NY               10048
-------------------------------------------------            ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (212) 748-7000
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share
                               (Title of class)
                        Preferred Stock Purchase Rights
                               (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No__

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

                          MAXCOR FINANCIAL GROUP INC.

                                     INDEX

                                                                            Page
                                                                            ----
                                    PART IV

Item 14. Exhibits, Financial Statement Schedules
and Reports on Form 8-K...................................................    3

Signatures (revised)......................................................    4

Signatures................................................................    5





Exhibit Index.............................................................    6

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") of Maxcor Financial Group Inc. (the "Registrant") is hereby amended: (i) to include an Amended Financial Data Schedule (which supersedes and replaces in its entirety the Financial Data Schedule originally filed with the Form 10-K) and (ii) to correct the Form 10-K's original Signature Page by including thereon the conformed signature of the Registrant's Treasurer, which was inadvertently omitted from the filing copy.

(a)(3)  Exhibits

27      Amended Financial Data Schedule (filed in electronic form only)

                                  SIGNATURES
                                   (revised)

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


  /s/ Gilbert D. Scharf                 Chairman of the Board, President            March 30, 1999
----------------------------------      and Chief Executive Officer
  Gilbert D. Scharf

  /s/ Keith E. Reihl                    Chief Financial and Principal               March 30, 1999
----------------------------------      Accounting Officer and Director
  Keith E. Reihl

  /s/ Steven R. Vigliotti               Treasurer                                   March 30, 1999
----------------------------------
  Steven R. Vigliotti

  /s/ Larry S. Kopp                     Director                                    March 30, 1999
----------------------------------
  Larry S. Kopp

  /s/ Michael J. Scharf                 Director                                    March 30, 1999
----------------------------------
  Michael J. Scharf

  /s/ James W. Stevens                  Director                                    March 30, 1999
----------------------------------
  James W. Stevens

  /s/ Frederick B. Whittemore           Director                                    March 30, 1999
----------------------------------
  Frederick B. Whittemore

  /s/ William B. Wigton                 Director                                    March 30, 1999
----------------------------------
  William B. Wigton



                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MAXCOR FINANCIAL GROUP INC.


                                   By: /s/ Gilbert D. Scharf
                                       ----------------------------------------
                                       Gilbert D. Scharf,
                                       Chairman of the Board, President and
                                       Chief Executive Officer
Dated:    April 1, 1999

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Gilbert D. Scharf                 Chairman of the Board, President            April 1, 1999
----------------------------------      and Chief Executive Officer
  Gilbert D. Scharf

  /s/ Keith E. Reihl                    Chief Financial and Principal               April 1, 1999
----------------------------------      Accounting Officer and Director
  Keith E. Reihl

  /s/ Steven R. Vigliotti               Treasurer                                   April 1, 1999
----------------------------------
  Steven R. Vigliotti

                                        Director                                    April 1, 1999
----------------------------------
  Larry S. Kopp

                                        Director                                    April 1, 1999
----------------------------------
  Michael J. Scharf

  /s/ James W. Stevens                  Director                                    April 1, 1999
----------------------------------
  James W. Stevens

                                        Director                                    April 1, 1999
----------------------------------
  Frederick B. Whittemore

  /s/ William B. Wigton                 Director                                    April 1, 1999
----------------------------------
  William B. Wigton


                                 EXHIBIT INDEX

Exhibit No.                         Description

   27        Amended Financial Data Schedule (filed in electronic form only)