Form 10-Q
period 1999-03-31
MAXCOR FINANCIAL GROUP INC
filed 1999-05-17
CIK 931707

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999


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


                                 (212) 748-7000
                          ---------------------------
                            (Registrant's telephone
                          number, including area code)


                  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      /X/          No      / /

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 12, 1999 was 11,323,782.

                         The Exhibit Index is on Page 22

                               Page 1 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                   3

          Consolidated Statements of Financial Condition                    4

          Consolidated Statements of Operations                             6

          Consolidated Statements of Changes in Stockholders' Equity        7

          Consolidated Statements of Cash Flows                             8

          Notes to the Consolidated Financial Statements                    10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk          19


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                    20

Signatures                                                                  21

Exhibit Index                                                               22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)





                               Page 3 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             March 31, 1999             December 31, 1998
                                                             ---------------            -----------------
                                                                (unaudited)
    ASSETS

    Cash and cash equivalents                                   $  16,346,687             $   15,150,296

    Deposits with clearing organizations                            7,111,775                  7,121,033

    Receivable from broker-dealers and customers                   25,471,748                 16,557,824

    Securities owned                                               13,756,963                 11,578,515

    Prepaid expenses and other assets                               5,584,552                  8,268,622

    Deferred tax asset                                              2,428,658                  2,442,981

    Equity in affiliated companies                                  2,734,586                  2,935,100

    Furniture, equipment and leasehold improvements                 9,221,552                 10,018,602

    Intangible assets                                               1,094,207                  1,196,692
                                                                -------------              -------------

        Total assets                                            $  83,750,728              $  75,269,665
                                                                =============              =============


       The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                                     March 31, 1999       December 31, 1998
                                                                     --------------       -----------------
                                                                      (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Liabilities:
        Payable to broker-dealer                                       $ 9,909,867            $ 7,845,490
        Accounts payable and accrued liabilities                        14,257,391             15,478,695
        Accrued compensation payable                                    14,428,993             14,704,076
        Income taxes payable                                             1,372,377                375,665
        Deferred taxes payable                                             495,636                495,636
        Obligations under capitalized leases                               717,533                751,747
        Notes payable                                                    3,689,415              3,824,842
                                                                       -----------            -----------

                                                                        44,871,212             43,476,151
                                                                       -----------            -----------

    Minority interest in consolidated subsidiary                         5,849,300
                                                                       -----------

    Redeemable preferred stock:
        Series B, 2% cumulative, stated value $1,000
            2,000 shares issued at December 31, 1998                     2,000,000              2,000,000

    Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares
           authorized; 2,000 shares of Series B issued at
           March 31, 1999 and December 31, 1998, reported above
        Common stock, $.001 par value; 30,000,000 shares
           authorized, 11,392,269 shares issued at March 31,
           1999 and December 31, 1998                                       11,392                 11,392
        Additional paid-in capital                                      33,187,415             33,187,415
        Treasury stock at cost; 68,487 shares of common stock
           held at March 31, 1999 and December 31, 1998                (   227,932)           (   227,932)
        Accumulated deficit                                            ( 3,536,423)           ( 5,100,223)
        Accumulated other comprehensive income:
           Foreign translation adjustments                               1,595,764              1,922,862
                                                                       -----------            -----------

           Total stockholders' equity                                   31,030,216             29,793,514
                                                                       -----------            -----------

           Total liabilities and stockholders' equity                  $83,750,728            $75,269,665
                                                                       ===========            ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      For the Three Months Ended
                                                            March 31, 1999             March 31, 1998
                                                            --------------             --------------
    Revenue:
      Commission income                                     $   44,412,112             $   39,124,825
      Interest income                                              355,993                    467,780
      Other income                                                 430,095                    227,008
                                                            --------------             --------------

                                                                45,198,200                 39,819,613
                                                            --------------             --------------
    Costs and expenses:
      Payroll and related costs                                 29,209,821                 26,993,722
      Communication costs                                        3,880,411                  3,650,546
      Travel and entertainment                                   2,076,404                  2,600,307
      Occupancy costs                                            1,539,914                  1,540,173
      Depreciation and amortization                              1,214,668                  1,270,360
      Clearing fees                                                986,361                  1,056,467
      Interest expense                                             205,188                    242,194
      General, administrative and other expenses                 1,829,197                  1,872,134
                                                            --------------             --------------


                                                                40,941,964                 39,225,903
                                                            --------------             --------------

    Income before provision for income taxes and
      minority interest                                          4,256,236                    593,710

    Provision for income taxes                                   1,810,238                    990,600
                                                            --------------             --------------

    Income (loss) before minority interest                       2,445,998              (     396,890)

    Minority interest in consolidated subsidiaries            (    872,198)             (     407,400)
                                                            --------------             --------------

    Net income (loss)                                       $    1,573,800             ($     804,290)
                                                            ==============             ==============

    Weighted average common shares outstanding                  11,323,782                 11,330,631

    Basic and diluted earnings (loss) per share             $          .14             ($         .07)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIODS ENDED DECEMBER 31, 1998 AND MARCH 31, 1999 (unaudited)

                                                                                                         Accumulated
                                                                 Additional                                  Other
                                Comprehensive                     Paid-In      Treasury    Accumulated   Comprehensive
                                    Income      Common Stock      Capital        Stock       Deficit        Income         Total
                                    ------      ------------      -------        -----       -------        ------         -----
Balance at December 31, 1997                     $   11,392     $33,187,415  ($ 209,451)  ($3,815,073)   $ 2,428,962   $ 31,603,245
Comprehensive income
  Net loss for the year
    ended December 31, 1998      ($1,275,150)                                             ( 1,275,150)                 (  1,275,150)
  Other comprehensive
    income
    Foreign translation
    adjustment (net of
    income tax benefit
    of $163,348)                 (   506,100)                                                            (   506,100)  (    506,100)
                                 ------------
Comprehensive income             ($1,781,250)
                                 ============
Acquisition of treasury
  stock                                                                      (   18,481)                               (     18,481)
Redeemable preferred
  stock dividends                                                                         (    10,000)                 (     10,000)
                                                 ----------     -----------  -----------  ------------   -----------   -------------
Balance at December 31, 1998                         11,392      33,187,415  (  227,932)  ( 5,100,223)     1,922,862     29,793,514
Comprehensive income
  Net income for the
    three months ended
    March 31, 1999               $ 1,573,800                                                1,573,800                     1,573,800
  Other comprehensive
    income
    Foreign translation
      adjustment (net of
      income tax benefit
      of $94,532)                (   327,098)                                                           (    327,098)  (    327,098)
                                 -----------
Comprehensive income             $ 1,246,702
                                 ===========
Redeemable preferred
  stock dividends                                                                         (    10,000)                 (    10,000)
                                                 ----------     -----------  -----------  ------------   -----------   ------------
Balance at March 31, 1999                        $   11,392     $33,187,415  ($ 227,932)  ($3,536,423)   $ 1,595,764    $31,030,216
                                                 ==========     ===========  ===========  ============   ===========   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 For the Three Months Ended
                                                                                         March 31, 1999              March 31, 1998
                                                                                         --------------              --------------
Cash flows from operating activities:
   Net income (loss)                                                                     $    1,573,800              ($    804,290)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
     Depreciation and amortization                                                            1,214,668                  1,270,360
     Provision for doubtful accounts                                                             11,765                     15,228
     Net loss on disposal of fixed assets                                                (        2,787)
     Minority interest in earnings of consolidated
       subsidiary                                                                               623,254
     Undistributed earnings of unconsolidated subsidiaries                               (      754,516)             (   1,001,310)
     Imputed interest expense                                                                     7,568                     14,770
   Change in assets and liabilities:
     Decrease (increase) in deposits with clearing organizations                                  9,258              (     597,890)
     Increase in receivable from broker-dealers and customers                            (    7,264,969)             (   2,160,685)
     (Increase) decrease in securities owned                                             (    2,178,448)                 6,222,824
     Decrease in prepaid expenses and other assets                                            3,405,866                  1,153,202
     Decrease in short-term bank loans                                                                               (   4,530,502)
     Increase in payable to broker-dealer                                                     2,064,377                      8,198
     Increase in securities sold, not yet purchased                                                                         70,188
     Decrease in accounts payable and accrued liabilities                                (    1,009,818)             (   1,811,428)
     Decrease in accrued compensation payable                                            (      435,427)             (   4,576,780)
     Increase (decrease) in income taxes payable                                              1,022,900              (   1,629,182)
                                                                                         --------------              --------------
         Net cash used in operating activities                                           (    1,712,509)             (   8,357,297)
                                                                                         --------------              --------------
Cash flows from investing activities:
   Purchase of fixed assets                                                              (      496,483)             (     497,407)
   Proceeds from the sale of fixed assets                                                       159,870
   Dividends received from equity affiliates                                                     48,856                     35,047
                                                                                         --------------              --------------
         Net cash used in investing activities                                           (      287,757)             (     462,360)
                                                                                         --------------              --------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)


                                                                             For the Three Months Ended
                                                                       March 31, 1999           March 31, 1998
                                                                       --------------           --------------
Cash flows from financing activities:
    Cash contribution from minority interest                                 3,691,972
    Repayment of notes payable                                          (      105,950)          (     97,908)
    Repayment of obligations under capitalized leases                   (      106,329)          (    157,125)
    Redeemable preferred stock dividends                                (       10,000)
                                                                        --------------           -------------
        Net cash provided by (used in) financing activities                  3,469,693           (    255,033)
                                                                        --------------           -------------

Effect of exchange rate changes on cash                                 (      273,036)                52,734
                                                                        --------------           -------------

Net increase (decrease) in cash and cash equivalents                         1,196,391           (  9,021,956)

Cash and cash equivalents at beginning of period                            15,150,296             18,041,631
                                                                         -------------           -------------

Cash and cash equivalents at end of period                               $  16,346,687           $  9,019,675
                                                                         =============           ============

Supplemental disclosures of cash flow information

Interest paid                                                           $      166,122           $    163,668
Income taxes paid                                                               43,080                959,450
Non cash financing activities:
    Capital lease obligations incurred                                          92,733
    Contribution of net noncash assets from minority interest                1,715,378



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 9 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Maxcor Financial Group Inc. ("MFGI") was incorporated in Delaware on August 18, 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Geneva, Paris, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of the Company's business and assets.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Earnings from investments accounted for under the equity method have been reflected as other income in the consolidated statements of operations.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period amounts to conform with the current period presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1998 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

                              Page 10 of 23 Pages

NOTE 2 - SIGNIFICANT ACCOUNTANT POLICIES

Earnings Per Share:

In computing basic and diluted earnings per share ("EPS") for the three months ended March 31, 1999, the Company decreased its net income attributable to common shareholders (the numerator) by redeemable preferred stock dividends of $10,000. For the three months ended March 31, 1998, no such adjustment was made as there were no redeemable preferred shares outstanding. Options and warrants to purchase common stock were not added to the weighted-average number of common shares outstanding (the denominator) for the computation of diluted EPS since the exercise price of all the options and warrants exceed the average market price of the Company's common stock during the reporting periods.

Accounting Developments:

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management is currently assessing the effect SFAS 133 will have on the Company's consolidated results of operations and financial position.

NOTE 3 - STOCKHOLDERS' EQUITY:

Preferred stock:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At March 31, 1999 and December 31, 1998, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

Common stock and warrants:

At March 31, 1999 and December 31, 1998, the Company had outstanding
11,323,782 shares of common stock, 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B
                              Page 11 of 23 Pages
redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At March 31, 1999 and December 31, 1998, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

On March 24, 1999, the Company reached a definitive agreement with the Welsh, Carson, Anderson & Stowe ("WCAS") venture capital group to repurchase all 2,986,346 shares of the Company's common stock held by WCAS's investment partnerships for $5,226,106, or $1.75 per share (the "Repurchase"). Closing of the Repurchase is contingent upon the Company obtaining financing for the transaction, in addition to other customary conditions.

NOTE 4 - FORMATION OF JOINT VENTURE SUBSIDIARY:

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, changed its name to Euro Brokers Finacor Limited ("EBFL"). Simultaneously therewith, EBFL completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. EBFL combines the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandinavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. The equity and results of operations for EBFL are consolidated in the Company's consolidated financial statements with Monecor's interest presented as minority interest.

NOTE 5 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At March 31, 1999, MFI's regulatory net capital was approximately $13,081,000 and exceeded the minimum requirement of $250,000 by approximately $12,831,000. MFI's membership in the Government Securities Clearing Corporation requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject

                              Page 12 of 23 Pages
to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 6 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three months ended March 31, 1999 and 1998 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom and Japan amounts include the consolidated operations of joint ventures the Company participates in from these locations and consolidates in its financial statements. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1998 and which are not expected to meet these thresholds for the year ended December 31, 1999 have been included in "All Other".


                                                    United
                           United States            Kingdom            Japan           All Other            Total
                           -------------            -------            -----           ---------            -----
Three months ended
     March 31, 1999

Commission income           $19,466,219            $16,984,977        $6,184,893       $1,776,023        $44,412,112
Net income                      307,106                727,457           532,414            6,823          1,573,800

Three months ended
     March 31, 1998

Commission income            20,762,322             10,346,325         6,164,191        1,851,987         39,124,825
Net (loss) income          (    546,091)          (    867,805)          418,154          191,452       (    804,290)


                              Page 13 of 23 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         The Company was incorporated in Delaware in August 1994 with the objective of acquiring or merging with an operating business in the financial services industry. On August 16, 1996 the Company acquired EBIC, a privately held international and domestic inter-dealer broker for a broad range of financial instruments, in the Merger. EBIC and its subsidiaries currently comprise substantially all of the Company's business and assets.

                        Three Months Ended March 31, 1999
                Compared to the Three Months Ended March 31, 1998

         Commission income for the three months ended March 31, 1999 increased $5,287,287 to $44,412,112, compared to $39,124,825 for the comparable period in 1998. The increase resulted primarily from the combination of increased brokerage in London, which approximated $6.6 million, and brokerage of approximately $1.0 million generated by the Geneva office, which commenced operations in July 1998, offset in part by decreased brokerage in New York and Mexico City aggregating approximately $2.2 million. The increased brokerage in London primarily reflected the impact of the completion, as of January 1, 1999, of the EBFL joint venture which expanded the Company's core of brokers and product offerings. Brokerage in New York and Mexico City declined primarily as a result of reduced market volumes in emerging market debt securities and electricity based commodities and related derivatives.

         Interest income for the three months ended March 31, 1999 decreased by $111,787 to $355,993, compared to $467,780 for the comparable period in 1998, reflecting reduced deposit balances and a lower interest rate environment.

         Other income for the three months ended March 31, 1999 increased $203,087 to $430,095, compared to $227,008 for the three months ended March 31, 1998, primarily due to an increase in trading gains on municipal securities transactions of approximately $400,000, offset in part by a foreign exchange loss of approximately $147,000 for the three months ended March 31, 1999 as compared to a foreign exchange gain of approximately $32,000 for the three months ended March 31, 1998.

         Payroll and related costs for the three months ended March 31, 1999 increased $2,216,099 to $29,209,821, compared to $26,993,722 for the three months ended March 31, 1998. The increase was primarily the result of increased employment costs in London approximating $3.1 million as a result of the increase in commission income and additional brokerage staff in conjunction with the EBFL joint venture, and costs of approximately $.7 million incurred by the Geneva office. These increases were partially

                              Page 14 of 23 Pages
offset by reduced employment costs in New York and Mexico City aggregating approximately $1.8 million as a result of reduced commission income and reductions in headcount and base compensation. As a percentage of commission income, payroll and related costs decreased to approximately 65.8% as compared to approximately 69.0% for the corresponding period in 1998, primarily reflective of overall increased brokerage and management's continued efforts to correlate brokerage staff employment costs more closely to revenues.

         Communication costs for the three months ended March 31, 1999 increased $229,865 to $3,880,411, compared to $3,650,546 for the three months ended March 31, 1998, primarily as a result of the expanded brokerage operations in London from the EBFL joint venture and costs incurred by the Geneva office.

         Travel and entertainment costs for the three months ended March 31, 1999 decreased $523,903 to $2,076,404, compared to $2,600,307 for the three months ended March 31, 1998. As a percentage of commission income, travel and entertainment costs decreased to approximately 4.7% for the three months ended March 31, 1999 as compared to approximately 6.6% for the corresponding period in 1998, reflective of improved brokerage and management's continued efforts to reduce these costs.

         Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended March 31, 1999, these costs were relatively consistent at $1,539,914, compared to $1,540,173 for the three months ended March 31, 1998, primarily reflecting the offsetting effects of rent increases as a result of escalations on pre-existing office locations and rent attributable to new office locations in the U.S., Geneva and Paris, and a rent decrease approximating $195,000 derived from subletting a portion of the Company's leased space in London which began in September 1998.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended March 31, 1999, depreciation and amortization decreased $55,692 to $1,214,668, compared to $1,270,360 for the three months ended March 31, 1998, primarily as a result of a reduction in depreciable fixed assets in London.

         Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company generally acts as a riskless principal on a fully matched basis. These expenses decreased $70,106 to $986,361 for the three months ended March 31, 1999, compared to $1,056,467 for the three months ended March 31, 1998, due primarily to a decrease in the number of cleared transactions, offset in part by an increase in the costs of certain transactions being processed through the Emerging Markets Clearing Corporation ("EMCC"). The EMCC is a

                              Page 15 of 23 Pages
clearing corporation established by certain emerging market trading participants for the purpose of reducing settlement risk and ultimately clearing costs.

         Interest expense for the three months ended March 31, 1999 decreased $37,006 to $205,188, compared to $242,194 for the comparable period in 1998. This decrease was primarily the result of a decrease in notes payable.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. These costs, in the aggregate, were at comparable levels for the three months ended March 31, 1999 and the three months ended March 31, 1998, at $1,829,197 and $1,872,134, respectively.

         Provision for income taxes for the three months ended March 31, 1999 increased by $819,638 to $1,810,238, compared to $990,600 for the three months ended March 31, 1998, primarily due to increased levels of pre-tax income. The significant decrease in the Company's effective tax rate for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily the result of a lower tax rate on income generated by the Company's Tokyo joint venture, due to a corporate restructuring, and the combined impact of lower entertainment expenses, which are in part nondeductible, on higher pre-tax accounting income.

         Minority interest in consolidated subsidiaries for the three months ended March 31, 1999 increased by $464,798 to ($872,198), compared to ($407,400) for the three months ended March 31, 1998, primarily as a result of the minority interest associated with the EBFL joint venture.

Liquidity and Capital Resources

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). At March 31, 1999, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.9 million, reflecting securities owned of approximately $13.8 million, financed by a payable to the Clearing Broker of approximately $9.9 million.

                              Page 16 of 23 Pages

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

         Notes payable at March 31, 1999 of approximately $3.7 million reflects the remaining installments of principal due on November 30, 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $2.1 million, and approximately $1.6 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GE Capital Corporation, payable in monthly installments through December 2002. The Series B Preferred Stock, with an aggregate stated value of $2,000,000, is redeemable at anytime at the Company's option and is subject to mandatory redemption on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro Corporation, the current holder. All payments required under the terms of the notes and the Series B Preferred Stock are expected to be paid in timely fashion from the Company's resources.

         Upon closing of the Repurchase, the Company will issue two $500,000 interest bearing notes to the relevant WCAS investment partnerships, with one maturing in six months and the other in twelve months. The Company intends to finance the balance of the Repurchase through the combination of its current cash resources and borrowings under a proposed $5 million committed line of credit to be secured by certain of the Company's billed receivables and certain other assets.

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

Year 2000 Compliance

         The Company is well underway with the process of modifying and upgrading its computer software applications and systems to incorporate the "Year 2000" dating changes necessary to permit correct recording of, and calculations involving calendar dates for January 1, 2000 and later. The Company believes that it will be able to achieve substantial or complete internal compliance by the end of June 1999, and does not

                              Page 17 of 23 Pages
currently anticipate any material disruption to its operations as a result of any failure by the Company to be in compliance.

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

         To date, the Company has spent approximately $225,000 on Year 2000 compliance efforts, and has budgeted an additional $275,000 for the remainder of 1999. These amounts reflect that the Company, independent of Year 2000 considerations, invests regularly in updating its technology, so that significant hardware and software expenditures solely for Year 2000 purposes have not proven necessary. These amounts reflect that the Company, to date, has been able to conduct most of its Year 2000 compliance efforts using internal information technology personnel and, going forward, does not expect to rely heavily on outside consultants in connection with such efforts.

         Although the Company believes that it has already addressed many of the Year 2000 issues facing its business and is well positioned to address the remaining ones, it has developed the framework for a formal contingency plan which it expects to have complete by June 30, 1999. Notwithstanding the Company's current comfort level with the status and results of its Year 2000 compliance efforts, the Company cautions that unforeseen circumstances may exist or arise and that it cannot predict with certainty: (i) the ultimate outcome or success of its Year 2000 compliance efforts (including, if needed, its contingency plan), (ii) the final costs required to address all of its Year 2000-related issues (including whether the above budget for the remainder of 1999 will prove to be adequate), (iii) whether all necessary third party systems will be timely Year 2000 compliant (or, if not, whether adequate alternatives can be found) or (iv) if the Company's and/or third party compliance efforts (including, if needed, the Company's contingency plan) ultimately prove inadequate in any fashion, whether such deficiencies would have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-Looking Statements

         Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current knowledge, expectations or beliefs and are subject to a number of factors and uncertainties (such as market conditions, the Company's relationships with its employees, counter-parties and clearing firms, the actions of the Company's competitors, the success of the Year 2000 compliance efforts by the Company and its key vendors and suppliers, and government regulatory changes) that could cause actual results to differ materially from these described in the forward-looking statements. Reference is made to the "Cautionary Statements," "Competition," "Regulation," and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 1998 Form 10-K for a fuller description of these and additional uncertainties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 1998 presented in the Company's 1998 Form 10-K.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit        Description
-------        -----------
27             Financial Data Schedule (filed in electronic form only)


(b)     Reports on Form 8-K

        During the three months ended March 31, 1999, the Company filed one current report on Form 8-K, dated March 26, 1999. The Form 8-K reported the issuance of two press releases, one relating to the execution of definitive documentation relating to the Repurchase, and the other announcing execution of an agreement to provide emerging market debt pricing and other data to the information vendor, Telerate, Inc.

                              Page 20 of 23 Pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999


                           MAXCOR FINANCIAL GROUP INC.
                                  (Registrant)




                            /s/ Gilbert D. Scharf
                           ----------------------------------------------
                           Gilbert D. Scharf, Chairman of the Board,
                           President and Chief Executive Officer




                            /s/ Keith E. Reihl
                           ----------------------------------------------
                           Keith E. Reihl, Chief Financial and Principal Accounting Officer and Director





                              Page 21 of 23 Pages

                                  EXHIBIT INDEX


Exhibit   Description                                                      Page
-------   -----------                                                      ----
27        Financial Data Schedule (filed in electronic form only)           23




                              Page 22 of 23 Pages