Form 10-Q
period 1999-06-30
MAXCOR FINANCIAL GROUP INC
filed 1999-08-13
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

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

                  Yes  X                                 No
                     _____                                 _____

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 12, 1999 was 8,337,437.



                        The Exhibit Index is on Page 28



                               Page 1 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX


                                                                                 Page
                                                                                 ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                         3

               Consolidated Statements of Financial Condition                      4

               Consolidated Statements of Operations                               6

               Consolidated Statements of Changes in Stockholders' Equity          7

               Consolidated Statements of Cash Flows                               8

               Notes to the Consolidated Financial Statements                     10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               24


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                      25

Item 5.  Other Information                                                        26

Item 6.  Exhibits and Reports on Form 8-K                                         26

Signatures                                                                        27

Exhibit Index                                                                     28



                               Page 2 of 49 Pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)






                               Page 3 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      June 30, 1999           December 31, 1998
                                                                                      -------------           -----------------
                                                                                       (unaudited)
    ASSETS

    Cash and cash equivalents                                                         $  21,330,458             $   15,150,296

    Deposits with clearing organizations                                                  7,120,706                  7,121,033

    Receivable from broker-dealers and customers                                         26,242,622                 16,557,824

    Securities owned                                                                     12,128,478                 11,578,515

    Prepaid expenses and other assets                                                     5,009,272                  8,268,622

    Deferred tax asset                                                                    2,420,114                  2,442,981

    Equity in affiliated companies                                                        2,643,339                  2,935,100

    Furniture, equipment and leasehold improvements                                       8,591,488                 10,018,602

    Intangible assets                                                                       991,732                  1,196,692
                                                                                      -------------           -----------------
        Total assets                                                                  $  86,478,209              $  75,269,665
                                                                                      =============           =================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                               Page 4 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)


                                                                                     June 30, 1999    December 31, 1998
                                                                                     -------------    -----------------
                                                                                      (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Liabilities:
        Payable to broker-dealer                                                     $  8,788,904        $  7,845,490
        Accounts payable and accrued liabilities                                       14,721,852          15,478,695
        Accrued compensation payable                                                   19,158,414          14,704,076
        Loan payable                                                                    1,717,405
        Income taxes payable                                                            2,349,205             375,665
        Deferred taxes payable                                                            495,636             495,636
        Obligations under capitalized leases                                              668,204             751,747
        Notes payable                                                                   4,570,787           3,824,842
                                                                                     ------------        ------------
                                                                                       52,470,407          43,476,151
                                                                                     ------------        ------------
    Minority interest in consolidated subsidiary                                        5,311,349
                                                                                     ------------
    Redeemable preferred stock:
        Series B, 2% cumulative, stated value $1,000
            2,000 shares issued at June 30, 1999 and
            December 31, 1998                                                           2,000,000           2,000,000

    Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares authorized; 2,000 shares of Series B issued at June 30, 1999 and December 31, 1998, reported above

        Common stock, $.001 par value; 30,000,000 shares authorized,
           11,392,269 shares issued at June 30, 1999 and December 31, 1998                 11,392              11,392
        Additional paid-in capital                                                     33,187,415          33,187,415
        Treasury stock at cost; 3,054,832 and 68,487 shares of common stock held
           at June 30, 1999 and December 31, 1998, respectively                        (5,454,036)           (227,932)
        Accumulated deficit                                                            (2,499,420)         (5,100,223)
        Accumulated other comprehensive income:
             Foreign translation adjustments                                            1,451,102           1,922,862
                                                                                     ------------        ------------

           Total stockholders' equity                                                  26,696,453          29,793,514
                                                                                     ------------        ------------

           Total liabilities and stockholders' equity                                $ 86,478,209        $ 75,269,665
                                                                                     ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 5 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          For the Three Months Ended      For the Six Months Ended
                                            June 30,        June 30,       June 30,         June 30,
                                             1999             1998           1999             1998
                                         ------------    ------------    ------------    ------------
Revenue:
  Commission income                      $ 40,265,290    $ 39,043,398    $ 84,677,402    $ 78,168,223
  Interest income                             466,896         314,825         822,891         782,605
  Other income                                212,938         386,321         643,031         613,326
                                         ------------    ------------    ------------    ------------
                                           40,945,124      39,744,544      86,143,324      79,564,154
                                         ------------    ------------    ------------    ------------
Costs and expenses:

  Payroll and related costs                28,060,414      25,895,883      57,270,234      52,889,605
  Communication costs                       3,666,068       3,841,217       7,546,480       7,491,763
  Travel and entertainment                  2,244,391       2,387,477       4,320,794       4,987,784
  Occupancy costs                           1,310,920       1,618,902       2,850,834       3,159,075
  Depreciation and amortization             1,064,224       1,276,690       2,278,891       2,547,050
  Clearing fees                               958,016       1,247,846       1,944,377       2,304,313
  Interest expense                            250,745         264,596         455,935         506,790
  General, administrative and other
    expenses                                1,355,001       1,631,339       3,184,198       3,503,471
                                         ------------    ------------    ------------    ------------
                                           38,909,779      38,163,950      79,851,743      77,389,851
                                         ------------    ------------    ------------    ------------
Income before provision for income
    taxes and minority interest             2,035,345       1,580,594       6,291,581       2,174,303

Provision for income taxes                    941,822       1,303,646       2,752,060       2,294,246
                                         ------------    ------------    ------------    ------------
Income (loss) before minority interest      1,093,523         276,948       3,539,521        (119,943)

Minority interest in consolidated
    subsidiaries                              (46,520)       (272,824)       (918,718)       (680,224)
                                         ------------    ------------    ------------    ------------
Net income (loss)                        $  1,047,003    $      4,124    $  2,620,803    ($   800,167)
                                         ============    ============    ============    ============
Weighted average common shares
    outstanding - basic                    10,897,161      11,330,631      11,109,293      11,330,631

Weighted average common shares
    outstanding - diluted                  10,906,251      11,330,631      11,109,293      11,330,631

Basic earnings per share                 $        .10    $        .00    $        .23    ($       .07)

Diluted earnings per share               $        .10    $        .00    $        .23    ($       .07)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIODS ENDED DECEMBER 31, 1998 AND JUNE 30, 1999 (unaudited)

                                                                                                     Accumulated
                                                       Additional                                       Other
                             Comprehensive  Common       Paid-In        Treasury     Accumulated    Comprehensive
                                 Income     Stock        Capital         Stock         Deficit         Income           Total
                                 ------     -----        -------         -----         -------         ------           -----
Balance at December
  31, 1997                                 $11,392     $33,187,415    ($  209,451)   ($3,815,073)     $2,428,962      $31,603,245
Comprehensive income
  Net loss for the year
    ended December
    31, 1998                 ($1,275,150)                                             (1,275,150)                      (1,275,150)
  Other comprehensive
    income
    Foreign translation
      adjustment (net of
      income tax benefit
      of $163,348)              (506,100)                                                               (506,100)        (506,100)
                             -----------
Comprehensive income         ($1,781,250)
                             ===========

Acquisition of treasury
  stock                                                                   (18,481)                                        (18,481)
Redeemable preferred
  stock dividends                                                                        (10,000)                         (10,000)
                                           -------    ------------    -----------    -----------      ----------      -----------
Balance at December
  31, 1998                                  11,392      33,187,415       (227,932)    (5,100,223)      1,922,862       29,793,514
Comprehensive income
  Net income for the
    six months ended
    June 30, 1999             $2,620,803                                               2,620,803                        2,620,803
  Other comprehensive
    income
    Foreign translation
      adjustment (net of
      income tax benefit
      of $192,500)              (471,760)                                                               (471,760)        (471,760)
                             -----------
Comprehensive income          $2,149,043
                             ===========

Acquisition of treasury
  stock                                                                (5,226,104)                                     (5,226,104)
Redeemable preferred
  stock dividends                                                                        (20,000)                         (20,000)
                                           -------    ------------    -----------    -----------      ----------      -----------
Balance at June 30, 1999                   $11,392    $ 33,187,415    ($5,454,036)   ($2,499,420)     $1,451,102      $26,696,453
                                           =======    ============    ===========    ===========      ==========      ===========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                               Page 7 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     For the Six Months Ended
                                                                  June 30, 1999  June 30, 1998
                                                                  -------------  -------------

Cash flows from operating activities:
     Net income (loss)                                              2,620,803    ($  800,167)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                2,278,891      2,547,050
       Provision for doubtful accounts                                 24,164         35,023
       Minority interest in earnings of consolidated
           subsidiary                                                 810,084
       Undistributed earnings of unconsolidated
           subsidiary                                                               (558,463)
       Net loss on disposal of fixed assets                            (2,787)        (6,470)
       Imputed interest expense                                        15,158         29,714
       Deferred income taxes                                                        (100,454)
     Change in assets and liabilities:
       Decrease in deposits with clearing organizations                   327      1,087,025
       Increase in receivable from broker-dealers and customers    (8,295,056)    (2,721,080)
       (Increase) decrease in securities owned                       (549,963)     3,731,102
       Decrease in prepaid expenses and other assets                3,350,002      1,115,507
       Decrease in short-term bank loans                                          (4,379,350)
       Increase in payable to broker-dealers and customers            943,414        700,232
       Decrease in securities sold, not yet purchased                               (780,849)
       Decrease in accounts payable and accrued liabilities          (366,173)    (2,215,270)
       Increase in accrued compensation payable                     4,546,837        542,019
       Increase (decrease) in income taxes payable                  1,891,565     (1,879,013)
                                                                   ----------    -----------
           Net cash provided by (used in) operating activities      7,267,266     (3,653,444)
                                                                   ----------    -----------

Cash flows from investing activities:
       Purchase of fixed assets                                      (852,044)    (2,088,360)
       Proceeds from the sale of fixed assets                         159,870        254,574
       Dividends received from equity affiliates                       48,856         35,047
                                                                   ----------    -----------
           Net cash used in investing activities                     (643,318)    (1,798,739)
                                                                   ----------    -----------






              The accompanying notes are an integral part of these
                       consolidated financial statements.



                               Page 8 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)



                                                                                    For the Six Months Ended
                                                                                 June 30, 1999    June 30, 1998
                                                                                 -------------    -------------
Cash flows from financing activities:
    Cash contribution from minority interest                                       3,691,972
    Dividend paid to minority interest                                              (620,253)
    Repayment of notes payable                                                      (208,523)       (197,766)
    Repayment of obligations under capitalized leases                               (191,736)       (322,553)
    Net borrowings under revolving credit facility                                 1,717,405
    Redeemable preferred stock dividends                                             (20,000)
    Acquisition of treasury stock                                                 (5,226,104)
    Issuance of notes payable                                                      1,000,000
                                                                                 -----------     -----------
       Net cash provided by (used in) financing activities                           142,761        (520,319)
                                                                                 -----------     -----------

Effect of exchange rate changes on cash                                             (586,547)        397,813
                                                                                 -----------     -----------
Net increase (decrease) in cash and cash equivalents                               6,180,162      (5,574,689)

Cash and cash equivalents at beginning of period                                  15,150,296      18,041,631
                                                                                 -----------     -----------

Cash and cash equivalents at end of period                                       $21,330,458     $12,466,942
                                                                                 ===========     ===========

Supplemental disclosures of cash flow information

Interest paid                                                                    $   374,423     $   317,355
Income taxes paid                                                                    259,578       2,322,677
Non-cash financing activities:

    Capital lease obligations incurred                                               141,352
    Contribution of net non-cash assets from minority interest                     1,715,378




              The accompanying notes are an integral part of these
                       consolidated financial statements.



                               Page 9 of 49 Pages

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period amounts to conform with the current period presentation. Operating results for the interim periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").



                              Page 10 of 49 Pages

NOTE 2 - SIGNIFICANT ACCOUNTANT POLICIES

Accounting Developments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management is currently assessing the effect SFAS 133 will have on the Company's consolidated results of operations and financial position.

NOTE 3 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, 1999 and 1998:




                                                       Three Months Ended            Six Months Ended
                                                    June 30,       June 30,       June 30,        June 30,
                                                      1999          1998            1999            1998
                                                      ----          ----            ----            ----
Numerator (basic and diluted calculation):
Net income (loss)                                $ 1,047,003     $     4,124     $2,620,803    ($   800,167)
Less redeemable preferred stock dividends            (10,000)                       (20,000)
                                                 -----------     -----------     ----------    ------------
  Net income available to common stockholders      1,037,003           4,124      2,600,803        (800,167)
Denominator:
Weighted average common shares
  Outstanding (basic calculation)                 10,897,161      11,330,631     11,109,293      11,330,631
Dilutive effect of stock options                       9,090
                                                 -----------     -----------     ----------    ------------
Diluted weighted average common
  shares outstanding (diluted calculation)        10,906,251      11,330,631     11,109,293      11,330,631
Earnings per share:
  Basic                                                  .10             .00            .23            (.07)
  Diluted                                                .10             .00            .23            (.07)
Antidilutive common stock equivalents:
  Options                                             75,000       1,245,000      1,650,000       1,245,000
  Warrants                                           734,980         734,980        734,980         734,980



                              Page 11 of 49 Pages

NOTE 4 - STOCKHOLDERS' EQUITY:

Preferred stock:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At June 30, 1999 and December 31, 1998, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

Common stock and warrants:

At December 31, 1998, the Company had outstanding 11,323,782 shares of common stock, and held 68,487 shares in treasury. On June 17, 1999, the Company repurchased 2,986,345 shares of its common stock from investment partnerships of the venture capital group, Welsh, Carson, Anderson & Stowe ("WCAS") for $5,226,106 or $1.75 per share (the "Repurchase"). As a result, at June 30, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares in treasury.

At June 30, 1999 and December 31, 1998, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At June 30, 1999 and December 31, 1998, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 5 - FORMATION OF JOINT VENTURE SUBSIDIARY:

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement (the "Agreement") with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. The Agreement combined the existing interest rate options, U.S. dollar deposit and the euro,



                              Page 12 of 49 Pages

British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandinavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously therewith, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The equity and results of operations for EBFL are consolidated in the Company's consolidated financial statements with Monecor's interest presented as minority interest.

NOTE 6 - BORROWING ARRANGEMENTS:

Loan payable:

On June 17, 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a revolving credit facility of up to $5 million (the "Facility") which expires on June 17, 2004. The Facility is secured by substantially all of EBI's assets. The borrowing availability under the Facility (which approximated $3.7 million at June 30, 1999) is determined based upon the level and condition of EBI's billed accounts receivable. The agreement contains certain covenants which require EBI and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under the Facility bear interest at a variable rate based upon the published rate for 30-day dealer placed commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of the Facility.

Notes payable:

Upon consummation of the Repurchase, the Company issued notes payable aggregating $1,000,000 to the relevant WCAS partnerships. Certain of the notes, aggregating $500,000, mature on December 17, 1999 and bear interest at a rate of 7%. The remaining notes mature on June 16, 2000 and bear interest at a rate of 10%. As security for these notes, 1,142,858 of the repurchased shares have been deposited in an escrow account and will be released to the Company in installments as the notes are repaid.

NOTE 7 - NET CAPITAL REQUIREMENTS:

Maxcor Financial Inc. ("MFI"), a U.S. broker-dealer subsidiary, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission (the "SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At June 30, 1999, MFI's regulatory net capital was approximately $13,398,000



                              Page 13 of 49 Pages
and exceeded the minimum requirement of $250,000 by approximately $13,148,000. MFI's membership in the Government Securities Clearing Corporation requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.

NOTE 8 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six month periods respectively ended June 30, 1999 and June 30, 1998 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom and Japan amounts include the consolidated operations of joint ventures the Company participates in from these locations and consolidates in its financial statements. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1998 and which are not expected to meet these thresholds for the year ended December 31, 1999 have been included in "All Other".



                                         United
                       United States     Kingdom          Japan         All Other       Total
                       -------------     -------          -----         ---------       -----
Three months ended
     June 30, 1999
Commission income     $ 19,520,149    $ 14,026,891    $  5,006,204    $  1,712,046   $ 40,265,290
Net income                 559,312         124,412         243,473         119,806      1,047,003
_________________________________________________________________________________________________

Three months ended
     June 30, 1998
Commission income       21,920,792      11,054,197       5,471,845         596,564     39,043,398
Net income (loss)          221,269        (435,735)        281,475         (62,885)         4,124






                              Page 14 of 49 Pages


                                         United
                       United States     Kingdom          Japan         All Other       Total
                       -------------     -------          -----         ---------       -----
Six months ended
     June 30, 1999
Commission income       38,986,521      31,011,868      11,191,097       3,487,916     84,677,402
Net income                 866,418         851,869         775,887         126,629      2,620,803
_________________________________________________________________________________________________

Six months ended
     June 30, 1998
Commission income       41,973,114      21,400,522      11,636,036       3,158,551     78,168,223
Net (loss) income         (324,822)     (1,303,538)        669,629         158,564       (800,167)




                              Page 15 of 49 Pages

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

                        Three Months Ended June 30, 1999
                Compared to the Three Months Ended June 30, 1998

Commission income for the three months ended June 30, 1999 increased $1,221,892 to $40,265,290, compared to $39,043,398 for the comparable period in 1998. The increase resulted primarily from increased brokerage in London and Geneva, aggregating approximately $3.8 million, offset in part by decreased brokerage in New York and Mexico City aggregating approximately $2.1 million and decreased brokerage in Tokyo of approximately $.5 million. The increased brokerage in London and Geneva primarily reflected the impact of the completion, as of January 1, 1999, of the EBFL joint venture, which expanded the Company's core of brokers and product offerings and the impact of the Geneva operations which commenced in July 1998. Brokerage in New York and Mexico City declined primarily as a result of reduced market volumes in emerging market debt securities and electricity based commodities and related derivatives, and brokerage in Tokyo declined primarily as a result of reduced market volumes in derivatives.

Interest income for the three months ended June 30, 1999 increased by $152,071 to $466,896, compared to $314,825 for the comparable period in 1998, primarily reflecting additional interest associated with an increase in the average inventory of municipal securities during the current period.

Other income for the three months ended June 30, 1999 decreased $173,383 to $212,938, compared to $386,321 for the three months ended June 30, 1998, primarily due to foreign exchange losses for the three months ended June 30, 1999 as compared to foreign exchange gains for the three months ended June 30, 1998 and losses from unconsolidated affiliates for the three months ended June 30, 1999 as compared to income from unconsolidated affiliates for the corresponding period in 1998. These decreases were offset in part by an increase in trading gains on municipal securities transactions.

Payroll and related costs for the three months ended June 30, 1999 increased $2,164,531 to $28,060,414, compared to $25,895,883 for the three months ended June 30, 1998. The



                              Page 16 of 49 Pages
increase was primarily the result of increased employment costs in London and Geneva aggregating approximately $2.3 million primarily as a result of the increase in commission income and additional brokerage staff in conjunction with the EBFL joint venture and new Geneva operations, and increased employment costs in Tokyo approximating $.6 million primarily as a result of increases in headcount and competitive salary pressures. These increases were partially offset by reduced employment costs in New York and Mexico City aggregating approximately $.7 million primarily as a result of reduced commission income and reductions in headcount and base compensation. As a percentage of commission income, payroll and related costs increased to approximately 69.7% as compared to approximately 66.3% for the corresponding period in 1998, primarily reflective of certain fixed salary costs in areas which sustained reduced revenues.

Communication costs for the three months ended June 30, 1999 decreased $175,149 to $3,666,068, compared to $3,841,217 for the three months ended June 30, 1998, primarily as a result of headcount decreases and overall cost reductions in certain areas in New York, offset in part by the expanded brokerage operations in London in conjunction with the EBFL joint venture and costs incurred by the Geneva office.

Travel and entertainment costs for the three months ended June 30, 1999 decreased $143,086 to $2,244,391, compared to $2,387,477 for the three months ended June 30, 1998. As a percentage of commission income, travel and entertainment costs decreased to approximately 5.6% for the three months ended June 30, 1999 as compared to approximately 6.1% for the corresponding period in 1998, reflective of increased brokerage in certain areas and management's continued efforts to reduce these costs.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 1999, these costs decreased $307,982 to $1,310,920, compared to $1,618,902 for the three months ended June 30, 1998, primarily reflecting a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London and an overall rent tax rate reduction in London, offset in part by rent escalations on pre-existing office locations and rent attributable to new office locations in Geneva and Paris.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended June 30, 1999, depreciation and amortization decreased $212,466 to $1,064,224, compared to $1,276,690 for the three months ended June 30, 1998, primarily as a result of a reduction in depreciable fixed assets in London.


                              Page 17 of 49 Pages

Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company generally acts as a riskless principal on a fully matched basis. These expenses decreased $289,830 to $958,016 for the three months ended June 30, 1999, compared to $1,247,846 for the three months ended June 30, 1998, due primarily to a decrease in the number of cleared transactions, offset in part by an increase in the costs of certain transactions being processed through the Emerging Markets Clearing Corporation ("EMCC"). The EMCC is a clearing corporation established by certain emerging market trading participants for the purpose of reducing settlement risk and ultimately clearing costs.

Interest expense for the three months ended June 30, 1999 decreased $13,851 to $250,745, compared to $264,596 for the comparable period in 1998. This decrease was primarily the result of a lesser amount of notes payable and capitalized leases outstanding during the current period, offset in part by an increase in interest expense associated with financing an increased average inventory of municipal securities during the current period.

General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. For the three months ended June 30, 1999, these costs decreased $276,338 to $1,355,001 compared to $1,631,339 for the three months ended June 30, 1998, reflective in part of management's continued efforts to reduce such costs.

Provision for income taxes for the three months ended June 30, 1999 decreased by $361,824 to $941,822, compared to $1,303,646 for the three months ended June 30, 1998. This decrease was primarily due to a decrease in the pre-tax income generated by the Company's Tokyo joint venture subsidiary, which, prior to a corporate restructuring effective as of January 1999, was taxed at a significantly higher rate than that imposed on the Company's other subsidiaries. The significant decrease in the Company's effective tax rate for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, is primarily the result of the lower tax rate discussed above and the combined favorable impact of lower entertainment expenses, which are in part nondeductible, on higher pre-tax accounting income.

Minority interest in consolidated subsidiaries for the three months ended June 30, 1999 decreased by $226,304 to ($46,520), compared to ($272,824) for the three months ended June 30, 1998, reflecting lower net income generated by subsidiaries with minority ownership.



                              Page 18 of 49 Pages

                         Six Months Ended June 30, 1999
                 Compared to the Six Months Ended June 30, 1998

Commission income for the six months ended June 30, 1999 increased $6,509,179 to $84,677,402, compared to $78,168,223 for the comparable period in 1998. The increase resulted primarily from increased brokerage in London and Geneva, aggregating approximately $11.4 million, offset in part by decreased brokerage in New York and Mexico City aggregating approximately $4.3 million and decreased brokerage in Tokyo of approximately $.5 million. The increased brokerage in London and Geneva primarily reflected the impact of the completion, as of January 1, 1999, of the EBFL joint venture which expanded the Company's core of brokers and product offerings and the impact of the Geneva operations which commenced in July 1998. Brokerage in New York and Mexico City declined primarily as a result of reduced market volumes in emerging market debt securities and electricity based commodities and related derivatives, and brokerage in Tokyo declined primarily as a result of reduced market volumes in derivatives.

Interest income for the six months ended June 30, 1999 increased by $40,286 to $822,891, compared to $782,605 for the comparable period in 1998. This increase resulted primarily from additional interest associated with an increase in the average inventory of municipal securities during the current period, offset in part by reduced deposit balances and a lower interest rate environment.

Other income for the six months ended June 30, 1999 increased $29,705 to $643,031, compared to $613,326 for the six months ended June 30, 1998, primarily due to an increase in trading gains on municipal securities transactions, offset in part by foreign exchange losses for the six months ended June 30, 1999 as compared to foreign exchange gains for the six months ended June 30, 1998, and losses from unconsolidated affiliates for the six months ended June 30, 1999, as compared to income from unconsolidated affiliates for the corresponding period in 1998.

Payroll and related costs for the six months ended June 30, 1999 increased $4,380,629 to $57,270,234, compared to $52,889,605 for the six months ended June 30, 1998. The increase was primarily the result of increased employment costs in London and Geneva aggregating approximately $6.1 million primarily as a result of the increase in commission income and additional brokerage staff in conjunction with the EBFL joint venture and new Geneva operations, and increased employment costs in Tokyo approximating $1.0 million primarily as a result of increases in headcount and competitive salary pressures. These increases were partially offset by reduced employment costs in New York and Mexico City aggregating approximately $2.5 million primarily as a result of reduced commission income and reductions in headcount and base compensation. As a percentage of commission income, payroll and related costs were comparable at approximately 67.6% and 67.7% for the six months




                              Page 19 of 49 Pages
ended June 30, 1999 and 1998, respectively.

Communication costs for the six months ended June 30, 1999 increased $54,717 to $7,546,480, compared to $7,491,763 for the six months ended June 30, 1998, primarily as a result of the expanded brokerage operations in London from the EBFL joint venture and costs incurred by the Geneva office, offset in part by headcount decreases and overall cost reductions in certain areas in New York.

Travel and entertainment costs for the six months ended June 30, 1999 decreased $666,990 to $4,320,794, compared to $4,987,784 for the six months ended June 30, 1998. As a percentage of commission income, travel and entertainment costs decreased to approximately 5.1% for the six months ended June 30, 1999 as compared to approximately 6.4% for the corresponding period in 1998, reflective of improved brokerage and management's continued efforts to reduce these costs.

Occupancy costs decreased $308,241 to $2,850,834 for the six months ended June 30, 1999, compared to $3,159,075 for the six months ended June 30, 1998, primarily reflecting a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London and an overall rent tax rate reduction in London, offset in part by rent escalations on pre-existing office locations and rent attributable to new office locations in Geneva and Paris.

Depreciation and amortization expense for the six months ended June 30, 1999, decreased $268,159 to $2,278,891, compared to $2,547,050 for the six months ended June 30, 1998, primarily as a result of a reduction in depreciable fixed assets in London.

Clearing fees for the six months ended June 30, 1999 decreased $359,936 to $1,944,377, compared to $2,304,313 for the six months ended June 30, 1998, due primarily to a decrease in the number of cleared transactions, offset in part by an increase in the costs of certain transactions being processed through the EMCC.

Interest expense for the six months ended June 30, 1999 decreased $50,855 to $455,935, compared to $506,790 for the comparable period in 1998. This decrease was primarily the result of a lesser amount of notes payable and capitalized leases outstanding during the current period, offset in part by an increase in interest expense associated with financing an increased average inventory of municipal securities during the current period.

General, administrative and other expenses decreased $319,273 to $3,184,198 for the six months ended June 30, 1999 as compared to $3,503,471 for the six months ended June 30, 1998, reflective in part of management's continued efforts to reduce these costs.



                              Page 20 of 49 Pages

Provision for income taxes for the six months ended June 30, 1999 increased by $457,814 to $2,752,060, compared to $2,294,246 for the six months ended June 30, 1998, primarily due to increased levels of pre-tax income. The significant decrease in the Company's effective tax rate for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 is primarily the result of a lower tax rate on income generated by the Company's Tokyo joint venture subsidiary, due to a corporate restructuring effective as of January 1999, and the combined favorable impact of lower entertainment expenses, which are in part nondeductible, on higher pre-tax accounting income.

Minority interest in consolidated subsidiaries for the six months ended June 30, 1999 increased by $238,494 to ($918,718), compared to ($680,224) for the six months ended June 30, 1998, reflecting higher net income generated by subsidiaries with minority ownership.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). At June 30, 1999, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.3 million, reflecting securities owned of approximately $12.1 million, financed by a payable to the Clearing Broker of approximately $8.8 million.

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

Loan payable of approximately $1.7 million at June 30, 1999 represents amounts borrowed under the Facility with GECC which provides for borrowings of up to $5 million and expires on June 17, 2004. The Facility is secured by substantially all of EBI's assets. The borrowing availability under the Facility (which approximated $3.7 million



                              Page 21 of 49 Pages
at June 30, 1999) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at June 30, 1999 of approximately $4.6 million reflects the remaining installments of principal due on November 30, 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $2.1 million, $1 million in notes issued to the relevant WCAS investment partnerships in connection with the Repurchase and approximately $1.5 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GECC, payable in monthly installments through December 2002.

The Series B Preferred Stock, with an aggregate stated value of $2,000,000 is redeemable at anytime at the Company's option and is subject to mandatory redemption on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro Corporation, the current holder.

All payments required under the terms of the loan, notes and Series B Preferred Stock are expected to be paid in timely fashion from the Company's resources.

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

                              Year 2000 Compliance

The Company believes that it has almost completed the process of modifying and upgrading its internal computer software applications and systems to incorporate the "Year 2000" dating changes necessary to permit correct recording of, and calculations involving calendar dates for January 1, 2000 and later. The Company expects to achieve substantial or complete internal compliance by the end of August 1999, and does not currently anticipate any material disruption to its operations as a result of any failure by the Company to be in compliance.

In addition, the Company has substantially completed surveying and testing the Year 2000 compliance status and efforts of the key vendors, suppliers and other third parties with whom it conducts business, and has obtained appropriate Year 2000 compliance



                              Page 22 of 49 Pages
assurances from substantially all such parties. These efforts are ongoing and expected to continue throughout 1999. The Company has received written responses from substantially all key third party vendors certifying that such vendors are or will be timely year 2000 compliant. The Company intends to continue to seek the necessary written assurances from the remaining third parties, as well as the necessary opportunities to test the compliance status of their relevant systems.

To date, the Company has spent approximately $250,000 on Year 2000 compliance efforts, and has budgeted an additional $250,000 for the remainder of 1999. These amounts reflect that the Company, independent of Year 2000 considerations, invests regularly in updating its technology, so that significant hardware and software expenditures solely for Year 2000 purposes have not proven necessary. These amounts also reflect that the Company, to date, has been able to conduct most of its Year 2000 compliance efforts using internal information technology personnel and, going forward, does not expect to rely heavily on outside consultants in connection with such efforts.

Although the Company believes that it has already addressed many of the Year 2000 issues facing its business and is well positioned to address the remaining ones, it has also developed a formal contingency plan to address certain Year 2000 failures - mostly of third party providers, including utilities - that might nonetheless occur. The contingency plan, however, does not address all possible Year 2000 failures and, to the extent the Company is forced to operate under portions of its contingency plan, it can be anticipated that some services and operations may be provided at less than their normal level and that the Company's business, financial condition and results of operations might be adversely affected as a result. Accordingly, notwithstanding the Company's current comfort level with the status and results of its Year 2000 compliance efforts, the Company cautions that it cannot predict with certainty: (i) the ultimate outcome or success of its Year 2000 compliance efforts (including, if needed, its contingency plan), (ii) the final costs required to address all of its Year 2000-related issues (including whether the above budget for the remainder of 1999 will prove to be adequate), (iii) whether all necessary third party systems will be timely Year 2000 compliant (or, if not, whether adequate alternatives can be found) or (iv) if the Company's and/or third party compliance efforts (including, if needed, the Company's contingency plan) ultimately prove inadequate in any fashion, the extent to which such deficiencies would have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the SEC has recently promulgated final rules that in substance, require all registered broker-dealers, such as the Company's subsidiary, MFI, to have confirmed by August 31, 1999 that their mission critical systems are Year 2000 compliant and that they do not otherwise have material Year 2000 problems. A firm that is unable to do so must either cease conducting securities transactions and carrying customer accounts as of that date or certify to the SEC and the broker-dealer's designated examining



                              Page 23 of 49 Pages
authority that any material Year 2000 problems in mission critical systems will be fixed no later than November 15, 1999. The SEC has indicated that it has been and will be examining numerous broker-dealers, including MFI, to assess their Year 2000 readiness and their compliance with the new rules. Although the Company cannot predict with certainty the outcome of any such SEC examination, the Company fully expects MFI to be timely compliant in accordance with the new rules.

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current knowledge, expectations or beliefs and are subject to a number of factors and uncertainties (such as market conditions, the Company's relationships with its employees, counter-parties and clearing firms, the actions of the Company's competitors, the success of the Year 2000 compliance efforts by the Company and its key vendors and suppliers, and government regulatory changes) that could cause actual results to differ materially from these described in the forward-looking statements. Reference is made to the "Cautionary Statements," "Competition," "Regulation" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 1998 Form 10-K for a fuller description of these and additional uncertainties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Borrowings under the Facility, which EBI entered into with GECC in June 1999, bear interest at a variable rate based upon the published rate for 30-day dealer-placed commercial paper. Management will monitor the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

Other than the item described above, the Company's market risk analysis did not materially change from the market risk analysis as of December 31, 1998 presented in the Company's 1998 Form 10-K.



                              Page 24 of 49 Pages

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 9, 1999, the Company held its annual meeting of stockholders (the "Meeting"). At the Meeting, stockholders re-elected three directors - Gilbert D. Scharf, Michael J. Scharf and Larry S. Kopp - as Class III directors of the Company, to serve terms expiring at the Company's third succeeding annual meeting of stockholders.

In addition, stockholders at the Meeting ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1999.

At the Meeting, 10,259,113 shares of the Company's common stock were represented by proxy or ballot, comprising approximately 90.6% of the 11,323,782 shares of common stock outstanding at the close of business on April 28, 1999, the record date for the Meeting. Specific voting results for each of the two proposals described above were as follows:

1.       Election of Directors:

Gilbert D. Scharf
For:                  10,161,913
Withheld:                 97,200

Michael J. Scharf
For:                  10,161,913
Withheld:                 97,200

Larry S. Kopp
For:                  10,162,913
Withheld:                 96,200

2.       Ratification of Appointment of Independent Accountants:

         For:         10,220,834
         Against:          7,733
         Abstain:         30,546



                              Page 25 of 49 Pages

Item 5.  Other Information

In May 1999, MFI concluded an agreement with Wexford Clearing Services Corp. (the "Wexford Clearing Agreement"), the clearing arm of Prudential Securities, for Wexford to serve as the primary clearing agent for MFI's brokerage (through its Euro Brokers division) of emerging market debt securities. Daiwa Securities America currently provides these services to MFI, but has announced plans to exit the correspondent clearing business. The formal transition from Daiwa to Wexford is expected to take place in September of this year. The Wexford Clearing Agreement is attached hereto as Exhibit 10.1 and is hereby incorporated herein by reference. The Company's press release announcing execution of the Wexford Clearing Agreement is attached hereto as Exhibit 99.1 and is also hereby incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit   Description

10.1 Agreement for Securities Clearances Services, dated May 19, 1999, between Wexford Clearing Services Corporation and Maxcor Financial Inc.(1)

27        Financial Data Schedule (filed in electronic form only)

99.1      Press Release, dated June 30, 1999

------------------------------------
(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)     Reports on Form 8-K

During the three months ended June 30, 1999, the Company filed two current reports on Form 8-K, respectively dated May 10, 1999 and June 17, 1999. The May 10th Form 8-K reported on an amendment to the Company's agreement with WCAS for the Repurchase, the obtaining of a commitment letter from GECC to provide the Facility, and the Company's 1999 first quarter results of operations. The June 17th Form 8-K reported on the consummation of both the Repurchase and the Facility.



                              Page 26 of 49 Pages

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999

                       MAXCOR FINANCIAL GROUP INC.
                               (Registrant)

                              /s/ Gilbert D. Scharf
                       ---------------------------------------------------------
                       Gilbert D. Scharf, Chairman of the Board,
                       President and Chief Executive Officer

                              /s/ Keith E. Reihl
                       ---------------------------------------------------------
                       Keith E. Reihl, Chief Financial and Principal Accounting
                                    Officer and Director



                              Page 27 of 49 Pages

                                  EXHIBIT INDEX


Exhibit        Description                                               Page
-------        -----------                                               ----

10.1           Agreement for Securities Clearance Services, dated
               May 19, 1999, between Wexford Clearing Services
               Corporation and Maxcor Financial Inc.(1)                   29

27             Financial Data Schedule (filed in electronic form only)    47

99.1           Press Release, dated June 30, 1999                         48


------------------------------------
(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 28 of 49 Pages