Form 10-Q
period 1999-09-30
MAXCOR FINANCIAL GROUP INC
filed 1999-11-15
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number 0-25056

                           MAXCOR FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       59-3262958
  -------------------------------                     ----------------------
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

                  Yes /X/                  No  / /


            The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 11, 1999 was 8,337,437.

                        The Exhibit Index is on Page 27


                               Page 1 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                     3

          Consolidated Statements of Financial Condition                      4

          Consolidated Statements of Operations                               6

          Consolidated Statements of Changes in Stockholders' Equity          7

          Consolidated Statements of Cash Flows                               8

          Notes to the Consolidated Financial Statements                     10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           24

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     25

Signatures                                                                   26

Exhibit Index                                                                27


                               Page 2 of 28 Pages

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)


                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)








                               Page 3 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    September 30, 1999      December 31, 1998
                                                    ------------------      -----------------
                                                       (unaudited)
ASSETS

Cash and cash equivalents                              $16,706,973             $15,150,296

Deposits with clearing organizations                     7,088,839               7,121,033

Receivable from broker-dealers and customers            24,702,887              16,557,824

Securities owned                                        10,407,597              11,578,515

Prepaid expenses and other assets                        4,501,701               8,268,622

Deferred tax asset                                       2,552,476               2,442,981

Equity in affiliated companies                           2,973,419               2,935,100

Furniture, equipment and leasehold improvements          7,668,962              10,018,602

Intangible assets                                          889,229               1,196,692
                                                       -----------             -----------
   Total assets                                        $77,492,083             $75,269,665
                                                       ===========             ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 4 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                          September 30, 1999   December 31, 1998
                                                          ------------------   -----------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Payable to broker-dealer                                  $  6,546,456       $  7,845,490
   Accounts payable and accrued liabilities                    12,793,470         15,478,695
   Accrued compensation payable                                13,295,318         14,704,076
   Loan payable                                                 1,011,597
   Income taxes payable                                         2,508,046            375,665
   Deferred taxes payable                                         495,636            495,636
   Obligations under capitalized leases                           527,410            751,747
   Notes payable                                                4,512,172          3,824,842
                                                             ------------       ------------

                                                               41,690,105         43,476,151
                                                             ------------       ------------

Minority interest in consolidated subsidiary                    5,488,640
                                                             ------------

Redeemable preferred stock:
   Series B, 2% cumulative, stated value $1,000
       2,000 shares issued at September 30, 1999 and
       December 31, 1998                                        2,000,000          2,000,000

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000 shares
      authorized; 2,000 shares of Series B issued at
      September 30, 1999 and December 31, 1998,
      reported above
   Common stock, $.001 par value; 30,000,000 shares
      authorized, 11,392,269 shares issued at September
      30, 1999 and December 31, 1998                               11,392             11,392
   Additional paid-in capital                                  33,187,415         33,187,415
   Treasury stock at cost; 3,054,832 and 68,487 shares
      of common stock held at September 30, 1999 and
      December 31, 1998, respectively                       (   5,454,036)     (     227,932)
   Accumulated deficit                                      (   1,461,821)     (   5,100,223)
   Accumulated other comprehensive income:
        Foreign translation adjustments                         2,030,388          1,922,862
                                                             ------------       ------------

      Total stockholders' equity                               28,313,338         29,793,514
                                                             ------------       ------------

      Total liabilities and stockholders' equity             $ 77,492,083       $ 75,269,665
                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 5 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the Three Months Ended              For the Nine Months Ended
                                     September 30,       September 30,       September 30,       September 30,
                                          1999               1998                1999                1998
                                     -------------       -------------       -------------       -------------
Revenue:
  Commission income                  $  37,545,030       $  37,985,620       $ 122,222,432       $ 116,153,843
  Interest income                          587,616             347,495           1,410,507           1,130,100
  Other income                             184,233             541,070             827,264           1,154,396
                                     -------------       -------------       -------------       -------------

                                        38,316,879          38,874,185         124,460,203         118,438,339
                                     -------------       -------------       -------------       -------------
Costs and expenses:
  Payroll and related costs             27,144,829          25,187,131          84,415,063          78,076,734
  Communication costs                    3,688,218           3,655,811          11,234,698          11,147,574
  Travel and entertainment               2,102,885           2,123,090           6,423,679           7,110,874
  Occupancy costs                        1,299,148           1,423,466           4,149,982           4,582,541
  Depreciation and amortization          1,076,845           1,259,903           3,355,736           3,806,953
  Clearing fees                            644,692           1,529,460           2,589,069           3,833,773
  Interest expense                         282,558             213,558             738,493             720,348
  General, administrative and
   other expenses                        1,435,033           1,838,493           4,619,231           5,341,966
                                     -------------       -------------       -------------       -------------

                                        37,674,208          37,230,912         117,525,951         114,620,763
                                     -------------       -------------       -------------       -------------
Income before provision for
   income taxes and minority
   interest                                642,671           1,643,273           6,934,252           3,817,576

(Benefit) provision for income
   taxes                            (      163,143)          1,187,713           2,588,917           3,481,959
                                     -------------       -------------       -------------       -------------

Income before minority interest            805,814             455,560           4,345,335             335,617

Minority interest in
   consolidated subsidiaries               241,785      (      389,790)     (      676,933)      (   1,070,014)
                                     -------------       -------------       -------------       -------------

Net income (loss)                    $   1,047,599       $      65,770       $   3,668,402       ($    734,397)
                                     =============       =============       =============       =============

Weighted average common
   shares outstanding - basic            8,337,437          11,326,015          10,175,187          11,329,076

Weighted average common
   shares outstanding - diluted          8,707,738          11,326,015          10,220,538          11,329,076

Basic earnings per share             $         .12       $         .01       $         .36       ($        .06)
Diluted earnings per share           $         .12       $         .01       $         .36       ($        .06)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 6 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIODS ENDED DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (unaudited)

                                                                                                         Accumulated
                                                             Additional                                     Other
                             Comprehensive                     Paid-In      Treasury     Accumulated    Comprehensive
                                Income        Common Stock     Capital       Stock         Deficit          Income        Total
                             -------------    ------------   ----------    ---------     -----------    -------------     -----
  Balance at December
    31, 1997                                   $  11,392     $ 33,187,415  ($  209,451)   ($3,815,073)     $ 2,428,962   $31,603,245
  Comprehensive income
    Net loss for the year
      ended December
      31, 1998                ($ 1,275,150)                                              ( 1,275,150)                  (  1,275,150)
    Other comprehensive
      income
      Foreign translation
        adjustment (net of
        income tax benefit
        of $163,348)          (    506,100)                                                              (    506,100) (    506,100)
                              ------------
  Comprehensive income        ($ 1,781,250)
                              ============
  Acquisition of treasury
    stock                                                                 (    18,481)                                 (     18,481)
  Redeemable preferred
    stock dividends                                                                      (    10,000)                  (     10,000)
                                               ---------    ------------  -----------    -----------      -----------   -----------
  Balance at December
    31, 1998                                      11,392      33,187,415  (   227,932)   ( 5,100,223)       1,922,862    29,793,514
  Comprehensive income
    Net income for the
      nine months ended
      September 30, 1999       $ 3,668,402                                                 3,668,402                      3,668,402
    Other comprehensive
      income
      Foreign translation
        adjustment (inclusive
        of income tax benefit
        of $48,645 )               107,526                                                                    107,526       107,526
                               -----------
  Comprehensive income         $ 3,775,928
                               ===========
  Acquisition of treasury
    stock                                                                 ( 5,226,104)                                 (  5,226,104)
  Redeemable preferred
    stock dividends                                                                      (    30,000)                  (     30,000)
                                               ---------    ------------  -----------    -----------      -----------   -----------
  Balance at September 30,
  1999                                         $  11,392    $ 33,187,415  ($5,454,036)   ($1,461,821)     $ 2,030,388   $28,313,338
                                               =========    ============  ===========    ===========      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 7 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Nine Months Ended
                                                                 September 30, 1999   September 30, 1998
                                                                 ------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                               $  3,668,402       ($   734,397)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
      Depreciation and amortization                                    3,355,736          3,806,953
      Provision for doubtful accounts                                     44,137             50,812
      Minority interest in earnings of consolidated
           subsidiary                                                    764,671
      Losses (earnings) of unconsolidated subsidiaries                   523,410       (  1,554,664)
      Net (gain) loss on disposal of fixed assets                  (       6,514)            28,009
      Imputed interest expense                                            22,904             44,860
      Deferred income taxes                                        (     107,679)      (    386,306)
    Change in assets and liabilities:
      Decrease in deposits with clearing organizations                    32,194          1,517,444
      Increase in receivable from broker-dealers and customers     (   6,306,988)      (  1,200,130)
      Decrease (increase) in securities owned                          1,170,918       (  4,888,025)
      Decrease in prepaid expenses and other assets                    3,164,444          1,176,460
      Decrease in short-term bank loans                                                (  6,225,928)
      (Decrease) increase in payable to broker-dealers and
        customers                                                  (   1,299,034)        10,261,729
      Decrease in securities sold, not yet purchased                                   (    780,849)
      Decrease in accounts payable and accrued liabilities         (   2,524,338)      (  1,224,090)
      Decrease in accrued compensation payable                     (   1,730,117)      (  4,837,344)
      Increase (decrease) in income taxes payable                      2,273,123       (  1,194,234)
                                                                    ------------       ------------
         Net cash provided by (used in) operating activities           3,045,269       (  6,139,700)
                                                                    ------------       ------------

Cash flows from investing activities:
      Purchase of fixed assets                                     (     769,683)      (  3,107,094)
      Proceeds from the sale of fixed assets                             191,245            289,258
      Dividends received from equity affiliates                           48,856             35,047
                                                                    ------------       ------------
         Net cash used in investing activities                     (     529,582)      (  2,782,789)
                                                                    ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 8 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)

                                                                        For the Nine Months Ended
                                                                  September 30, 1999   September 30, 1998
                                                                  ------------------   ------------------
Cash flows from financing activities:
   Cash contribution from minority interest                            3,691,972
   Dividend paid to minority interest                              (     620,253)
   Repayment of notes payable                                      (     324,225)     (     299,616)
   Repayment of obligations under capitalized leases               (     361,331)     (     114,251)
   Net borrowings under revolving credit facility                      1,011,597
   Redeemable preferred stock dividends                            (      30,000)
   Acquisition of treasury stock                                   (   5,226,104)     (      18,481)
   Issuance of notes payable                                           1,000,000
                                                                    ------------       ------------
      Net cash used in financing activities                        (     858,344)     (     432,348)
                                                                    ------------       ------------

Effect of exchange rate changes on cash                            (     100,666)           407,429
                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents                   1,556,677      (   8,947,408)

Cash and cash equivalents at beginning of period                      15,150,296         18,041,631
                                                                    ------------       ------------

Cash and cash equivalents at end of period                          $ 16,706,973       $  9,094,223
                                                                    ============       ============

Supplemental disclosures of cash flow information

Interest paid                                                       $    595,569       $    459,765
Income taxes paid                                                        920,787          2,560,533
Non-cash financing activities:
    Capital lease obligations incurred                                   141,352
    Contribution of net non-cash assets from minority interest         1,715,378


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 9 of 28 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:


Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

EBIC, incorporated in December 1986, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with offices in major financial centers, including New York, London, Tokyo, Geneva, Paris, Toronto and Mexico City, and correspondent relationships with other brokers throughout the world. EBIC and its affiliates currently comprise substantially all of MFGI's business and assets.

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period amounts to conform with the current period presentation. Operating results for the interim periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").


                              Page 10 of 28 Pages

NOTE 2 - SIGNIFICANT ACCOUNTANT POLICIES


Accounting Developments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management is currently assessing the effect SFAS 133 will have on the Company's consolidated results of operations and financial position.

NOTE 3 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 30, 1999 and 1998:

                                                           Three Months Ended                   Nine Months Ended
                                                   September 30,      September 30,      September 30,     September 30,
                                                       1999               1998               1999               1998
                                                       ----               ----               ----               ----
Numerator (basic and diluted calculation):
Net income (loss)                                  $  1,047,599       $     65,770       $  3,668,402      ($   734,397)
Less redeemable preferred stock dividends         (      10,000)                        (      30,000)
                                                   ------------       ------------       ------------       -----------
  Net income available to common stockholders         1,037,599             65,770          3,638,402      (    734,397)
Denominator:
Weighted average common shares
  outstanding (basic calculation)                     8,337,437         11,326,015         10,175,187        11,329,076
Dilutive effect of stock options                        370,301                                45,351
                                                   ------------       ------------       ------------       -----------
Diluted weighted average common
  shares outstanding (diluted calculation)            8,707,738         11,326,015         10,220,538        11,329,076
Earnings per share:
  Basic                                                     .12                .01                .36              (.06)
  Diluted                                                   .12                .01                .36              (.06)
Antidilutive common stock equivalents:
  Options                                                                1,650,000            110,000         1,650,000
  Warrants                                              734,980            734,980            734,980           734,980


                              Page 11 of 28 Pages

NOTE 4 - STOCKHOLDERS' EQUITY:


Preferred stock:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A junior participating preferred stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At September 30, 1999 and December 31, 1998, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

Common stock and warrants:

At December 31, 1998, the Company had outstanding 11,323,782 shares of common stock, and held 68,487 shares in treasury. On June 17, 1999, the Company repurchased 2,986,345 shares of its common stock from investment partnerships of the venture capital group, Welsh, Carson, Anderson & Stowe ("WCAS") for $5,226,106 or $1.75 per share (the "Repurchase"). As a result, at September 30, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares in treasury.

At September 30, 1999 and December 31, 1998, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At September 30, 1999 and December 31, 1998, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 5 - FORMATION OF JOINT VENTURE SUBSIDIARY:

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement (the "Agreement") with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. The Agreement combined the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandinavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously therewith, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The equity


                              Page 12 of 28 Pages
and results of operations for EBFL are consolidated in the Company's consolidated financial statements with Monecor's interest presented as minority interest.

NOTE 6 - BORROWING ARRANGEMENTS:

Loan payable:

On June 17, 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a revolving credit facility of up to $5 million (the "Facility") which expires on June 17, 2004. The Facility is secured by substantially all of EBI's assets. The borrowing availability under the Facility (which approximated $3.8 million at September 30, 1999) is determined based upon the level and condition of EBI's billed accounts receivable. The agreement contains certain covenants which require EBI and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under the Facility bear interest at a variable rate based upon the published rate for 30-day dealer placed commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of the Facility.

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

NOTE 7 - NET CAPITAL REQUIREMENTS:

Maxcor Financial Inc. ("MFI"), a U.S. broker-dealer subsidiary, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission (the "SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. At September 30, 1999, MFI's regulatory net capital was approximately $13,415,000 and exceeded the minimum requirement of $250,000 by approximately $13,165,000. MFI's membership in the Government Securities Clearing Corporation requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject.


                              Page 13 of 28 Pages

NOTE 8 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine month periods respectively ended September 30, 1999 and September 30, 1998 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom and Japan amounts include the consolidated operations of joint ventures the Company participates in from these locations and consolidates in its financial statements. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1998 and which are not expected to meet these thresholds for the year ended December 31, 1999 have been included in "All Other".

                           United States       United Kingdom           Japan             All Other             Total
                           -------------       --------------           -----             ---------             -----
Three months ended
   September 30, 1999
Commission income          $  18,183,910       $  13,111,740       $   4,555,977       $   1,693,403       $  37,545,030
Net income (loss)              1,479,244      (      273,510)     (      195,723)             37,588           1,047,599

------------------------------------------------------------------------------------------------------------------------

Three months ended
   September 30, 1998
Commission income             19,220,916          11,647,092           6,050,730           1,066,882          37,985,620
Net (loss) income            (   271,712)             42,967             595,760          (  301,245)             65,770

                           United States       United Kingdom           Japan             All Other             Total
                           -------------       --------------           -----             ---------             -----
Nine months ended
   September 30, 1999
Commission income             57,170,231          44,123,608          15,747,074           5,181,519         122,222,432
Net income                     2,348,662             578,360             580,558             160,822           3,668,402

------------------------------------------------------------------------------------------------------------------------

Nine months ended
   September 30, 1998
Commission income             61,194,030          33,047,614          17,686,766           4,225,433         116,153,843
Net (loss) income            (   536,595)        ( 1,260,571)          1,295,389          (  232,620)       (    734,397)


                              Page 14 of 28 Pages

NOTE 9 - SUBSEQUENT EVENT:

In October 1999, the Company's Tokyo-based derivatives joint venture (the "Tokyo Partnership") with Yagi Euro Corporation ("Yagi Euro") executed an agreement in principle to merge its off-balance sheet brokerage operations with those of Nittan Exco Ltd. ("Nittan"). The agreement contemplates that the Company, which currently has an equal 50% interest with Yagi Euro in the Tokyo Partnership, along with a 15% equity interest in Yagi Euro itself, will retain a 40% direct interest in the expanded Tokyo Partnership, with Yagi Euro retaining a 30% interest and Nittan acquiring the remaining 30%. The Company's 15% equity interest in Yagi Euro will remain unchanged, except that Yagi Euro's businesses in local money markets and forward foreign exchange, which are conducted outside of the Tokyo Partnership, will be combined on a 50-50 basis with the comparable businesses of Nittan. Closing of the transactions is expected to occur in the fourth quarter of 1999, but is subject to the negotiation and execution of definitive documentation and certain other contingencies.








                              Page 15 of 28 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      Three Months Ended September 30, 1999
              Compared to the Three Months Ended September 30, 1998


Commission income for the three months ended September 30, 1999 decreased $440,590 to $37,545,030, compared to $37,985,620 for the comparable period in 1998. The slight decrease was the combined result of decreased brokerage in the Tokyo Partnership of approximately $1.5 million and decreased brokerage in New York of approximately $1.0 million, offset in part by increased brokerage in London and Geneva of approximately $2.0 million. The decreased brokerage in the Tokyo Partnership primarily reflected the impact of increased competitive pressures and reduced market activity. Brokerage in New York declined primarily as a result of reduced market activity in emerging market debt securities and reduced brokerage in electricity energy derivatives, offset in part by increases in brokerage in interest rate derivatives. The increased brokerage in London and Geneva primarily reflected the impact of the completion, as of January 1, 1999, of the EBFL joint venture, which expanded the Company's core of brokers and product offerings, and the growth of the Geneva office since its commencement in July 1998.

The Company hopes to counteract the decreased brokerage in the Tokyo Partnership in part through its recently-announced agreement in principle with Nittan. The transaction, which is expected to close in the fourth quarter of 1999, will expand the local and global customer base of the Tokyo Partnership through the addition of Nittan's Tokyo-based derivatives operations. See Note 9 of the Notes to the Consolidated Financial Statements.

In emerging market debt securities, commission income has been affected by market trading activity that throughout 1999 has lagged well below historical levels. The Company believes, however, that it has retained its leading market share of such activity and, together with its previously-announced development of electronic trading platform initiatives with Tradesoft Technologies, Inc., is well positioned to benefit from any return in 2000 of such market trading activity.

The Company is also looking to build commission income through a current effort to expand its corporate bond brokerage business on a worldwide basis by using its London and New York centers to provide coordinated global customer coverage for the brokerage of high-grade corporate bonds, yankee bonds, global bonds and high-yield and distressed securities.

Notwithstanding the foregoing, the Company expects that its fourth quarter, which historically has been a challenge because of the holiday season and fewer trading days, to be an even greater challenge in 1999, with an anticipated industry-wide reduction in trading activity as customers focus internally on Y2K preparedness. However, assuming that the Nittan transaction closes in the fourth quarter as anticipated, the Company expects to record a one-time gain, net of transaction and related costs, of approximately $1.5 million.


                              Page 16 of 28 Pages

Interest income for the three months ended September 30, 1999 increased by $240,121 to $587,616, compared to $347,495 for the comparable period in 1998, primarily reflecting additional interest associated with an increase in the average inventory of municipal securities during the current period.

Other income for the three months ended September 30, 1999 decreased $356,837 to $184,233, compared to $541,070 for the three months ended September 30, 1998, primarily due to a decrease in trading gains on municipal securities transactions and a decrease in net foreign exchange gains.

Payroll and related costs for the three months ended September 30, 1999 increased $1,957,698 to $27,144,829, compared to $25,187,131 for the three months ended September 30, 1998. The increase was primarily the result of increased employment costs in London and Geneva, aggregating approximately $1.9 million, reflecting an increase in brokerage staff and commission income in conjunction with the EBFL joint venture and the growth of the Geneva operations, and increased employment costs in the Tokyo Partnership, approximating $.5 million, reflecting increased competitive pressures. These increases were partially offset by reduced employment costs in New York of approximately $.7 million, reflecting reduced commission income and implemented cost reductions in the emerging market debt and electricity energy derivatives areas. As a percentage of commission income, payroll and related costs increased to approximately 72.3% for the three months ended September 30, 1999, as compared to approximately 66.3% for the corresponding period in 1998, primarily reflective of certain fixed salary costs in areas which sustained reduced revenues.

Communication costs were consistent for the three months ended September 30, 1999 and 1998 at $3,688,218 and $3,655,811, respectively, reflecting the offsetting effects of an increase associated with the expanded brokerage operations in London associated with the EBFL joint venture and a decrease in New York associated with overall cost reductions in certain areas.

Travel and entertainment costs for the three months ended September 30, 1999 decreased $20,205 to $2,102,885, compared to $2,123,090 for the three months ended September 30, 1998. As a percentage of commission income, travel and entertainment costs were consistent at approximately 5.6% for the three months ended September 30, 1999 and 1998, reflective of management's continued efforts to control these costs.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 1999, these costs decreased $124,318 to $1,299,148, compared to $1,423,466 for the three months ended September 30, 1998, primarily reflecting a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London and an overall rent tax rate reduction in London.


                              Page 17 of 28 Pages

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended September 30, 1999, depreciation and amortization decreased $183,058 to $1,076,845, compared to $1,259,903 for the three months ended September 30, 1998, primarily as a result of a reduction in depreciable fixed assets in London.

Clearing fees are fees for transaction settlements and credit enhancement, which are charged by clearing institutions where the Company generally acts as a riskless principal on a fully matched basis. These expenses decreased $884,768 to $644,692 for the three months ended September 30, 1999, compared to $1,529,460 for the three months ended September 30, 1998, due primarily to a decrease in the number of cleared transactions, principally in emerging market debt securities.

Interest expense for the three months ended September 30, 1999 increased $69,000 to $282,558, compared to $213,558 for the comparable period in 1998. This increase was primarily the result of financing an increased average inventory of municipal securities during the current period.

General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. For the three months ended September 30, 1999, these costs decreased $403,460 to $1,435,033, compared to $1,838,493 for the three months ended September 30, 1998, primarily as a result of a decrease in services used from outside professionals and management's continued efforts to reduce costs.

For the three months ended September 30, 1999, the Company had a net benefit for income taxes of $163,143, compared to a net provision for income taxes of $1,187,713 for the comparable period in 1998. This change is primarily reflective of lower pre-tax income and the effect of an $800,000 adjustment during the current quarter to reduce income tax reserves as a result of a favorable resolution to certain contingencies. The Company's effective tax rate, exclusive of this adjustment, is higher for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, primarily as a result of the impact of non-deductible entertainment expenses on lower pre-tax accounting income.

For the three months ended September 30, 1999, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $241,785, as opposed to a reduction of net income from such subsidiaries of $389,790 for the three months ended September 30, 1998, primarily due to the competitive pressures encountered by the Tokyo Partnership.


                              Page 18 of 28 Pages

                      Nine months ended September 30, 1999
              Compared to the Nine months ended September 30, 1998


Commission income for the nine months ended September 30, 1999 increased $6,068,589 to $122,222,432, compared to $116,153,843 for the comparable period in 1998. The increase resulted primarily from increased brokerage in London and Geneva, aggregating approximately $13.4 million, offset in part by decreased brokerage in New York and Mexico City, aggregating approximately $5.2 million, and decreased brokerage in the Tokyo Partnership of approximately $1.9 million. The increased brokerage in London and Geneva primarily reflected the impact of the completion, as of January 1, 1999, of the EBFL joint venture and the impact of the Geneva operations, which commenced in July 1998. Brokerage in New York and Mexico City declined primarily as a result of reduced market activity in both centers in emerging market debt securities and, in New York, reduced brokerage in electricity energy derivatives, offset in part by increased brokerage in deposits and interest rate derivatives. The decreased brokerage in the Tokyo Partnership primarily reflected the impact of increased competitive pressures and reduced market activity.

Interest income for the nine months ended September 30, 1999 increased by $280,407 to $1,410,507, compared to $1,130,100 for the comparable period in 1998. This increase resulted primarily from additional interest associated with an increase in the average inventory of municipal securities during the current period.

Other income for the nine months ended September 30, 1999 decreased $327,132 to $827,264, compared to $1,154,396 for the nine months ended September 30, 1998, primarily due to net foreign exchange losses and losses from unconsolidated affiliates for the nine months ended September 30, 1999, as compared to net foreign exchange gains and gains from unconsolidated affiliates for the nine months ended September 30, 1998, offset in part by an increase in trading gains on municipal securities transactions.

Payroll and related costs for the nine months ended September 30, 1999 increased $6,338,329 to $84,415,063, compared to $78,076,734 for the nine months ended September 30, 1998. The increase was primarily the result of increased employment costs in London and Geneva, aggregating approximately $8.1 million, reflecting an increase in brokerage staff and commission income in conjunction with the EBFL joint venture and the new Geneva operations, and increased employment costs in the Tokyo Partnership, approximating $1.5 million, reflecting increased competitive pressures. These increases were partially offset by reduced employment costs in New York and Mexico City, aggregating approximately $3.0 million, reflecting reduced commission income and implemented cost reductions in the emerging market debt and electricity energy derivatives areas. As a percentage of commission income, payroll and related costs increased to approximately 69.1% for the nine months ended September 30, 1999, as compared to approximately 67.2% for corresponding period in 1998, primarily reflective of certain fixed salary costs in areas which sustained reduced revenues.


                              Page 19 of 28 Pages

Communication costs were consistent for the nine months ended September 30, 1999 and the nine months ended September 30, 1998, at $11,234,698 and $11,147,574, respectively, reflecting the net effects of an increase in London associated with the expanded operations from the EBFL joint venture, additional costs from the Geneva operations and a decrease in New York associated with overall cost reductions in certain areas.

Travel and entertainment costs for the nine months ended September 30, 1999 decreased $687,195 to $6,423,679, compared to $7,110,874 for the nine months ended September 30, 1998, primarily as a result of management's continued focus on reducing these costs. As a percentage of commission income, travel and entertainment costs decreased to approximately 5.3% for the nine months ended September 30, 1999, as compared to 6.1% for the corresponding period in 1998.

Occupancy costs decreased $432,559 to $4,149,982 for the nine months ended September 30, 1999, compared to $4,582,541 for the nine months ended September 30, 1998, primarily reflecting a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London and an overall rent tax rate reduction in London.

Depreciation and amortization expense for the nine months ended September 30, 1999, decreased $451,216 to $3,355,736, compared to $3,806,952 for the nine months ended September 30, 1998, primarily as a result of a reduction in depreciable fixed assets in London.

Clearing fees for the nine months ended September 30, 1999 decreased $1,244,704 to $2,589,069, compared to $3,833,773 for the nine months ended September 30, 1998, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities, offset in part by an increase in the costs of certain transactions being processed through the Emerging Markets Clearing Corporation (the "EMCC"). The EMCC, which commenced operations in May 1998, is a clearing corporation established by certain emerging markets trading participants for the purpose of reducing settlement risk and ultimately clearing costs.

Interest expense for the nine months ended September 30, 1999 increased $18,145 to $738,493, compared to $720,348 for the comparable period in 1998. This increase was primarily the result of financing an increased average inventory of municipal securities during the current period, offset in part by a decrease associated with a lesser average amount of notes payable outstanding during the current period.

General, administrative and other expenses decreased $722,736 to $4,619,231 for the nine months ended September 30, 1999, as compared to $5,341,967 for the nine months ended September 30, 1998, primarily as a result of a decrease in services used from outside professionals and management's continued efforts to reduce costs.

Provision for income taxes for the nine months ended September 30, 1999 decreased $893,042 to $2,588,917, compared to $3,481,959 for the nine months ended September 30, 1998,


                              Page 20 of 28 Pages
primarily reflective of an $800,000 adjustment during the current period to reduce income tax reserves as a result of a favorable resolution to certain contingencies. The Company's effective tax rate, exclusive of the adjustment noted above, is lower for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, reflecting a lower tax rate on income generated by the Tokyo Partnership due to a corporate restructuring effective as of January 1, 1999, and the combined favorable impact of lower non-deductible entertainment expenses on higher pre-tax accounting income.

Minority interest in the income from consolidated subsidiaries for the nine months ended September 30, 1999 decreased $393,081 to $676,933, compared to $1,070,014 for the nine months ended September 30, 1999, primarily due to the competitive pressures encountered by the Tokyo Partnership.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Receivable from broker-dealers and customers at September 30, 1999 reflects an increase from levels at December 31, 1998, principally due to the EBFL joint venture, which expanded the Company's brokerage operations that are settled on a name give-up basis, instead of using a clearing firm, and increased brokerage in New York in such non-cleared businesses.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). At September 30, 1999, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.9 million, reflecting securities owned of approximately $10.4 million, financed by a payable to the Clearing Broker of approximately $6.5 million.

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


                              Page 21 of 28 Pages

Loan payable of approximately $1.0 million at September 30, 1999 represents amounts borrowed under the Facility with GECC, which provides for borrowings of up to $5 million and expires on June 17, 2004. The Facility is secured by substantially all of EBI's assets. The borrowing availability under the Facility (which approximated $3.8 million at September 30, 1999) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at September 30, 1999 of approximately $4.5 million reflects the remaining installments of principal due on November 30, 1999 on notes issued by the Company in connection with the acquisition of EBIC's predecessor business in December 1986, which aggregate $2.1 million, $1 million in notes issued to the relevant WCAS investment partnerships in connection with the Repurchase, and approximately $1.4 million which relates to a secured financing obtained by the Company in December 1997 in the form of a fixed rate note payable to GECC, payable in monthly installments through December 2002.

The Series B Preferred Stock, with an aggregate stated value of $2,000,000, is redeemable at anytime at the Company's option and is subject to mandatory redemption on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro, the current holder.

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

                              Year 2000 Compliance

The Company believes that it has completed the process of modifying and upgrading its internal mission-critical computer software applications and systems to incorporate the "Year 2000" dating changes necessary to permit correct recording of, and calculations involving, calendar dates for January 1, 2000 and later, and has substantially completed this process for its internal non-mission-critical systems. The Company does not currently anticipate any material disruption to its operations as a result of any failure by the Company to be in compliance.

In addition, the Company has substantially completed surveying and testing the Year 2000 compliance status and efforts of the key vendors, suppliers and other third parties with whom it conducts business, and has obtained appropriate Year 2000 compliance assurances from


                              Page 22 of 28 Pages
substantially all such parties. These efforts are ongoing and expected to continue throughout 1999. The Company has received written responses from substantially all key third party vendors certifying that such vendors are or will be timely year 2000 compliant. The Company intends to continue to seek the necessary written assurances from the remaining third parties, as well as the necessary opportunities to test the compliance status of their relevant systems.

To date, the Company has spent approximately $300,000 on Year 2000 compliance efforts, and has budgeted an additional $100,000 to cover the remainder of 1999 and the first quarter of 2000. These amounts reflect that the Company, independent of Year 2000 considerations, invests regularly in updating its technology, so that significant hardware and software expenditures solely for Year 2000 purposes have not proven necessary. These amounts also reflect that the Company, to date, has been able to conduct most of its Year 2000 compliance efforts using internal information technology personnel and, going forward, does not expect to rely heavily on outside consultants in connection with such efforts.

Recently promulgated SEC rules, in substance, require all registered broker-dealers, such as the Company's subsidiary, MFI, to have determined by August 31, 1999 that their mission critical systems are Year 2000 compliant and that they do not otherwise have material Year 2000 problems. A firm that is unable to do so must either cease conducting securities transactions and carrying customer accounts as of that date or certify to the SEC and the broker-dealer's designated examining authority that any material Year 2000 problems in mission critical systems will be fixed no later than November 15, 1999. In August 1999, MFI determined that it was timely compliant with these new rules and did not have to make any certifications to the SEC. In addition, in September 1999 the SEC completed an examination of MFI's books and records with regard to MFI's Year 2000 disclosures and compliance efforts and did not issue any written comments (the lack of comments, however, does not represent any SEC conclusion as to whether MFI will ultimately be fully Year 2000 compliant).

The Company believes that it has addressed substantially all of the Year 2000 issues facing its business that are within its control. Nonetheless, it has developed a formal contingency plan to address possible Year 2000 failures - mostly of third party providers, including utilities - that might occur. The contingency plan, however, does not address all possible Year 2000 failures and, to the extent the Company is forced to operate under portions of its contingency plan, it can be anticipated that some services and operations would be provided at less than their normal level and that the Company's business, financial condition and results of operations might be adversely affected as a result. Accordingly, notwithstanding the Company's current comfort level with the status and results of its Year 2000 compliance efforts, the Company cautions that it cannot predict with certainty: (i) the ultimate outcome or success of its Year 2000 compliance efforts (including, if needed, its contingency plan), (ii) the final costs required to address all of its Year 2000-related issues (including whether the above budget for the remainder of 1999 and the beginning of 2000 will prove to be adequate), (iii) whether all necessary third party systems will be timely Year 2000 compliant (or, if not, whether adequate alternatives can be found) or (iv) if the Company's and/or third party compliance efforts (including, if needed, the Company's contingency plan) ultimately prove inadequate in any


                              Page 23 of 28 Pages
fashion, the extent to which such deficiencies would have a material adverse effect on the Company's business, financial condition and results of operations.

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, customers and clearing firms, possible third-party litigations or other unanticipated contingencies, the Year 2000 compliance status of third parties, the actions of competitors, and government regulatory changes. Reference is made to the "Cautionary Statements," "Competition," "Regulation" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 1998 Form 10-K and to the Company's subsequent filings with the SEC for a fuller description of these and additional uncertainties. The forward-looking statements made herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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


                              Page 24 of 28 Pages

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit     Description
-------     -----------

27          Financial Data Schedule (filed in electronic form only)

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.






                              Page 25 of 28 Pages

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999


                        MAXCOR FINANCIAL GROUP INC.
                               (Registrant)



                                   /s/ Gilbert D. Scharf
                        --------------------------------------------------------
                        Gilbert D. Scharf, President and Chief Executive Officer




                                   /s/ Keith E. Reihl
                        --------------------------------------------------------
                        Keith E. Reihl, Chief Financial Officer







                              Page 26 of 28 Pages

EXHIBIT INDEX


Exhibit    Description                                                    Page
-------    -----------                                                    ----

27         Financial Data Schedule (filed in electronic form only)         28









                              Page 27 of 28 Pages