Form 10-K405
period 1999-12-31
MAXCOR FINANCIAL GROUP INC
filed 2000-03-30
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the fiscal year ended December 31, 1999           OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $2.50 on March 28, 2000, was approximately $14,000,000.

         As of March 28, 2000, there were 8,337,437 shares of Common Stock outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 29, 2000) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof as provided therein.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                                     PART I

Item 1.      Business......................................................   3

Item 2.      Properties....................................................  16

Item 3.      Legal Proceedings.............................................  17

Item 4.      Submission of Matters to a Vote of Security-Holders...........  17


                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................  17

Item 6.      Selected Financial Data.......................................  18

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  20

Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk..........................................................  33

Item 8.      Financial Statements and Supplementary Data...................  36

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................  36


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant............  36

Item 11.     Executive Compensation........................................  36

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management....................................................  36

Item 13.     Certain Relationships and Related Transactions................  37


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...................................................  37

Signatures.................................................................  38

Consolidated Financial Statements and Notes................................ F-1

Index to Consolidated Financial Statements................................. F-2

Exhibit Index.............................................................. X-1

                                                              [LOGO] MAXF
                                                                     ----
                                                                     NASDAQ
                                                                     L I S T E D

                                     PART I

ITEM 1.  BUSINESS

Overview

         Maxcor Financial Group Inc. (the "Company" or "Maxcor") is a publicly-held financial services holding company, incorporated in Delaware in August 1994. The Company maintains a web page at www.maxf.com and its Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "MAXF."

         In a 1996 merger transaction (the "Merger"), the Company acquired Euro Brokers Investment Corporation ("EBIC"), a privately held domestic and international inter-dealer broker for a broad range of financial instruments, having operational roots dating back to 1970. EBIC and its subsidiaries and affiliates today comprise substantially all of the Company's business and assets.

         Through the Euro Brokers division of its Maxcor Financial Inc. subsidiary, a U.S. registered broker-dealer, and other EBIC subsidiaries and affiliates, including Euro Brokers Inc., the Company conducts its principal business as a leading domestic and international inter-dealer brokerage firm, specializing in (i) cash deposits and other money market instruments, (ii) interest rate and currency derivatives, (iii) emerging market debt and related products, (iv) energy-related products and derivatives, including electricity, emission allowances, coal and weather, (v) U.S. Treasury repurchase agreements and (vi) various fixed income securities, including municipal securities, corporate and yankee bonds, zero coupon Treasuries and convertible bonds.

         In addition to its inter-dealer brokerage businesses, the Company maintains certain specialty subsidiaries. Maxcor Financial Asset Management Inc., an investment adviser registered with the Securities and Exchange Commission ("SEC"), is engaged in securities lending through its Euro Brokers Securities Lending division, as well as other asset management activities. Maxcor Information Inc. is charged with packaging and exploiting the data and other information generated by the Company's inter-dealer brokerage businesses and sells such data online at www.maxcorinfo.com.

         The Company has approximately 600 employees worldwide and conducts its businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), York (PA), Vancouver (WA), Geneva, Toronto and Mexico City and correspondent relationships with other brokers throughout the world. Except as described below, the Company operates in each financial center through wholly-owned subsidiaries. In London, the Company, as of January 1, 1999, formed a 50/50 equity venture with the European broker, Finacor, to combine their respective London-based capital market operations, as well as Finacor's Paris-based capital markets operations. The Company's other London operations, primarily comprised of securities businesses, remain wholly owned. In Tokyo, the Company has historically had a 50% interest with Yagi Euro Nittan Corporation ("Yagi Euro"), formerly known as Yagi Euro Corporation, in a partnership (the "Tokyo Partnership") conducting yen derivative businesses, as well as a 15% minority interest in Yagi Euro itself. As of January 1, 2000, the Company sold a 10% interest in the Tokyo Partnership to Nittan Exco Limited, a subsidiary of Nihon Tanshi Co., Limited., thereby reducing its direct interest in the Tokyo Partnership to 40%.

         In its inter-dealer brokerage businesses, the Company functions primarily as an intermediary, matching up the trading needs of its institutional client base, which is primarily comprised of well-capitalized banks, investment banks and other financial institutions, securities dealers and other broker-dealers and large corporations. The Company assists its clients in executing trades by identifying counterparties with reciprocal interests. The Company provides its services through an international network of brokers who service direct phone lines to most of the Company's clients and through proprietary screen systems and other delivery systems that provide clients with historical data and real-time bids, offers and pricing information in the Company's various products. Clients use the Company's services for several reasons. First, a client can benefit from the broader access and liquidity provided by the Company's worldwide broker and telecommunications network, which communicates with and services most of the largest banks and securities firms. The result is typically better pricing and faster execution than the client could achieve acting unilaterally. Second, the Company provides clients with anonymity, thereby enhancing their flexibility and ability to act without signaling their intentions to the marketplace. Third, because of its network, the Company can provide high-quality pricing and market information, as well as sophisticated analytics and trading and arbitrage opportunities.

         The Company's inter-dealer brokerage transactions are principally of two types: (i) "name give-up" transactions, whereby the Company acts only as an introducing broker, and (ii) transactions whereby the Company acts as a "matched riskless principal." Primarily in transactions involving money market instruments, derivative products and certain repurchase agreements, the trades are arranged while preserving the clients' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions the Company acts solely as an introducing broker who brings the two counterparties together, and not as a counterparty itself. Consummation of the transaction may then remain subject to the actual counterparties who have been matched by the Company accepting the credit of each other. In the second type of transaction, primarily securities transactions, the Company acts as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of various clearing institutions with which the Company has contractual arrangements, and who will have previously reviewed and approved the credit of the participating counterparties.

Products

         The Company's inter-dealer brokerage businesses generally fall into the brokerage of three broad groups of products: (i) money market products, (ii) derivative products and (iii) securities products.

         Money Market Products

         In general, money market products take the form of cash deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market products primarily include offshore deposits (i.e., deposits placed outside the country of denomination), onshore deposits (i.e., deposits placed within the country of denomination), certificates of deposit, banker's acceptances and short-term commercial paper. U.S. dollars continue to be the most actively traded offshore currency deposit (traditionally known as the "Eurodollar"). Other actively traded offshore currency deposits are denominated in Japanese yen, U.K. sterling, Swiss francs, Canadian dollars and, since January 1999, the euro. Examples of onshore deposits include term and overnight U.S. Federal Funds and Canadian Interbank deposits. The Company brokers money market products predominantly to multinational banks.

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

         Derivative Products

         A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial instruments employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives most frequently brokered by the Company are interest rate swaps, interest rate options, and forward rate agreements, in each case conducted in a multitude of different currencies and localized primarily by office. The Company also brokers cross-currency swaps and a variety of energy-related derivatives.

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

         Energy-related derivatives brokered by the Company primarily consist of options and physical contracts based on electricity, emission allowances and coal, and generally are transactions in which payments based on fixed and floating commodities indices are exchanged. The Company also brokers weather-related derivatives, which may be based, among other measures, upon the average temperature or rainfall of a given city during a stated period of time.

         The Company brokers most of its derivative products predominantly to multinational banks and investment banks. Energy-related derivative products, however, are often traded by utilities and large energy marketing and trading companies.

         Securities Products

         Products brokered by the Company in this category primarily consist of a variety of debt obligations issued by governments, banks and corporations. The Company brokers transactions in emerging market debt, municipal securities, high grade corporate bonds, "yankee" bonds, U.S. Treasury zero coupon bonds, U.S. domestic convertible bonds, floating rate notes and other corporate securities. This category also includes repurchase agreements.

         Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options on the foregoing, continues to constitute the largest area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a joint venture in Buenos Aires. The market coverage of the teams from these locations is worldwide. The Company's brokerage of emerging market debt utilizes direct communication phone lines and provides pricing and other data through proprietary, computerized screen systems located directly in clients' offices. In most emerging markets transactions, the Company acts as matched riskless principal and settles trades through a clearing firm.

         Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. The Company acts as an intermediary primarily for the U.S. Primary Government Dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury and mortgaged-backed repurchase agreements. As is the case with emerging markets, the Company disseminates repurchase agreement market information via its proprietary, computerized screens. Most of the repurchase agreements that the Company executes for dealers are cleared through the Government Securities Clearing Corporation, in which the Company's broker-dealer subsidiary, Maxcor Financial Inc., is a member, although some transactions are brokered on a name give-up basis.

         The Company generally brokers municipal securities on a matched riskless principal basis, but also uses a small allocation of the firm's capital to support limited inventory positions. High grade corporate and yankee bonds are generally brokered on a matched riskless principal basis. U.S. convertible bonds are generally brokered on a name give-up basis.

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

         In 1998, in connection with its emerging market debt business, the Company implemented an electronic blotter system as part of an upgraded front and middle-office trade processing system. The new system effectively replaced paper blotters and certain existing software, and has introduced a number of efficiencies, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions. In 2000, the Company intends to expand and deploy its electronic blotter system to its domestic repurchase agreement desks.

         The Company continues to explore whether more of its inter-dealer brokerage businesses should become screen-based and whether interactive trading systems can be developed and deployed successfully in its businesses. An effort by the Company in 1997 to deploy an interactive trading system in the Canadian repurchase market did not succeed in garnering sufficient acceptance or market share to justify its continuance.

         Most recently, as announced in September 1999, the Company entered into a wide ranging agreement with Tradesoft Technologies, Inc., a privately-held firm specializing in the design and development of electronic brokerage systems and matching engine technology, for the exclusive development and deployment across a number of the Company's Euro Brokers brokerage units of electronic, interactive trading platforms. The first such platform, designed for the Company's emerging market debt businesses, and specifically for the trading of Brady bonds and global bonds, is currently undergoing extensive internal and client testing and is expected to be deployed for live trading during the second quarter of 2000.

Other Businesses

         Through the Euro Brokers Securities Lending division of its SEC-registered investment adviser, Maxcor Financial Asset Management Inc., the Company conducts a securities lending business. In securities lending, the Company arranges for the lending of securities held in its clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which are primarily U.S. government and agency securities and U.S. corporate bonds (but also non-dollar government securities and corporate bonds), the Company receives either (i) cash collateral, which it then reinvests to earn a spread over the rebate rate it is required to pay in connection with the underlying loan, or
(ii) non-cash collateral plus fee income from the borrower. In December 1998, Maxcor Financial Asset Management entered into an agreement with SunGard/DML Inc., a subsidiary of SunGard Data Systems Inc., to establish a master securities lending program to offer its securities lending services to existing and prospective clients of SunGard and its affiliates, as well as to use SunGard's software and data interface products to automate certain of such services. Beginning in 1998 and continuing through 1999, Maxcor Financial Asset Management separately also provided advisory services, as a qualified professional asset manager, to an unaffiliated investment partnership.

         In 1998, the Company's information and data subsidiary, Maxcor Information Inc., established a subscription-based web page (www.maxEMG.com) for the sale of both basic and premium information services sourced from the Euro Brokers emerging market debt inter-dealer brokerage business. In 1999, a subscription-based web page (www.maxENERGY.com) was added for the sale of information services sourced from the Euro Brokers commodity derivatives business. Also in 1999, Maxcor Information Inc. executed a three-year, non-exclusive agreement with Telerate, Inc. for the sale to Telerate subscribers of an indicative feed based on such emerging market debt information, as well as an array of optional "add-on" services.

Capital Structure History

         In its December 1994 initial public offering, the Company issued a total of 3,583,333 units, each comprised of one share of common stock, $.001 par value ("Common Stock"), and two redeemable common stock purchase warrants ("Series A Warrants"), and raised net proceeds of approximately $20 million.

         In its August 1996 Merger acquisition of EBIC, the Company issued aggregate consideration consisting of approximately $22 million in cash, 4,505,666 shares of Common Stock and 7,566,625 Series B redeemable common stock purchase warrants ("Series B Warrants" and, together with the Series A Warrants, the "Warrants"), economically identical in their terms to the Series A Warrants.

         In November 1997, the Company consummated an exchange offer, on the basis of 0.1667 of a share of Common Stock for each Warrant (the "Exchange Offer"), pursuant to which it issued an aggregate of 2,380,975 shares of Common Stock in exchange for 14,283,296 (or approximately 95.1%) of the then-outstanding Warrants. As a result of the Exchange Offer, the Warrants (and any remaining, related units) were delisted from trading on The Nasdaq Stock Market(R) and deregistered under the Securities Exchange Act of 1934, as amended.

         Although delisted and deregistered, each Warrant remaining outstanding continues to entitle the holder thereof to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share, to expire on November 30, 2001, and to be redeemable at a price of $.01 if the last sales price of the Common Stock has been at least $8.50 per share for 20 consecutive trading days.

         In October 1998, the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Preferred Stock") to its 15% equity affiliate, Yagi Euro, for an aggregate purchase price of $2 million. The Preferred Stock pays a quarterly cumulative dividend, in arrears, at an annual rate of 2%, and is subject to optional redemption by the Company at any time, and to mandatory redemption on the tenth anniversary of its issue. The Preferred Stock does not have conversion rights or, unless there is a payment default, voting rights.

         In June 1999, the Company repurchased 2,986,345 shares of Common Stock from various partnerships of the venture capital firm, Welsh, Carson, Anderson & Stowe. The aggregate purchase price was approximately $5.23 million, or $1.75 per share. The shares repurchased represented approximately 26.4% of the shares of Common Stock then outstanding.

         At December 31, 1999, the Company had outstanding 8,337,437 shares of Common Stock, 734,980 Warrants and 2,000 shares of Preferred Stock.

Personnel

         As of February 29, 2000, the Company employed 447 brokers, plus an additional administrative staff, including officers and senior managers, of 143 persons, for a total employee headcount of 590. Of the brokers, 203 were located in the U.S., 170 were located in Europe, and 57 were located in Japan, with the balance distributed among the Company's other office locations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Segment and Geographic Data

         Note 23 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 1999, with respect to each of the Company's reportable operating segments, which are based upon the countries in which they operate.

Competition

         The inter-dealer brokerage industry is highly competitive, with the success of a company within the industry dependent on a variety of key factors. These factors include:

            o the experience of and extent of client networks developed by the firm and its personnel;
            o  the range of products and value-added services offered;
            o  commission rates;
            o  the quality, speed and reliability of service;
            o proficiency in and ability to implement current technology, including electronic execution and matching platforms;
            o  salaries and other cost structures; and
            o  capital resources and perceived creditworthiness.

         While there are not many large international inter-dealer brokers and entry into the industry is costly, the Company encounters intense competition in all aspects of its businesses from a number of companies which have significantly greater resources than the Company. Recent consolidations in the industry have narrowed the field of competition somewhat, but have also produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots, such as the BrokerTec Global consortium recently formed by a number of the leading investment banks.

         In addition, all brokerage firms are subject to the pressures of offering their services at a lower price. The recent pace of consolidation in the banking and financial services community continues to reduce the number of clients in the marketplace and, accordingly, has further increased the competition among inter-dealer brokers and the downward pressure on already low commission rates. The use of volume discounting has also become more widespread in recent years. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

         In 1999 and early 2000, the industry has seen an acceleration of the development of electronic execution systems that provide fully automated trade matching. In late 1999, one competitor, Cantor Fitzgerald, developed and spun off an electronic brokerage subsidiary, eSpeed, whose system has to date successfully garnered considerable liquidity in the U.S. Treasury markets, and is already being deployed across additional platforms. Other competitors have also deployed, or announced plans to deploy, their own systems in various markets. In practice, these systems so far have proved most viable in markets involving very standardized products, such as spot foreign exchange, Treasuries and U.S. equities. The Company believes that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching. However, the number and penetration of such automated trading platforms is increasing. In addition to the examples cited above, Bloomberg

L.P., primarily known as a data and analytical service provider, has increasingly used its network of terminals to facilitate on-line screen-based trading between authorized parties, especially in electricity products.

         The further development and successful deployment of such electronic systems in advance of, or more successfully than, the Company's efforts to do so could erode the Company's market shares and ultimately have material adverse effects on the Company's businesses. Although the Company is devoting substantial financial and other resources to ensure the success of its own electronic brokerage initiative (described above under "Communications Network and Information and Related Systems"), its ability to execute successfully thereon is subject to a number of uncertainties, not all of which are within the Company's control. These include, but are not necessarily limited to, successful further testing of the speed, capacity and interfaces of the system, retaining sufficient training and maintenance resources, client acceptance of the system, both at the trader and the information technology department levels, internal broker support for the system, the timing and success of deployment of competitive systems, and market conditions at the time of deployment.

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

         Maxcor Financial Inc. ("MFI"), formerly known as Euro Brokers Maxcor Inc., is registered as a broker-dealer with the SEC, all applicable states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR") in the case of MFI, have broad oversight powers, including the ability to institute administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

         MFI is also registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association. As such, MFI's business activities in the futures and options-on-futures markets are subject to regulation by these bodies.

         MFI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury repurchase agreements and other U.S. Treasury securities. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with the GSCC of $5,000,000.

         Maxcor Financial Asset Management Inc. ("MFAM") is an SEC-registered investment adviser, pursuant to its securities lending activities. As a result, MFAM's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MFAM from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.

         The Company's businesses are also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including: (i) in the United Kingdom, the Financial Services Authority; (ii) in Canada, the Ontario Securities Commission; (iii) in Japan, the Bank of Japan and the Japanese Ministry of Finance, and (iv) in Mexico, the Banking and Securities National Commission. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

         In April 1999, the SEC promulgated new rules regarding the regulation of alternative trading systems ("Regulation ATS"). Regulation ATS imposes significant reporting and recordkeeping requirements on so-called "alternative trading systems" and phases in certain substantive requirements, primarily depending upon the scope of coverage and market share of the alternative trading system. Such requirements may include maintaining transparency of certain pricing information, providing fair and equal access to the system, and taking necessary steps to ensure the capacity, integrity and security of the system. A number of the Company's brokerage businesses are subject to Regulation ATS and its requirements.

Cautionary Statements

         As provided under the Private Securities Reform Act of 1995, the Company desires to caution investors that the following factors, among others (including the factors discussed above under the "Competition" and "Regulation" headings, and the factors discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by or on behalf of the Company.

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

         Clearing Arrangements

         In addition to the GSCC, Wexford Clearing Services ("Wexford") and the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing") act as the primary clearing agents, on a fully-disclosed basis, for MFI. Under the terms of these agreements, Wexford clears as principal a significant portion of MFI's transactions in emerging market debt and Pershing clears as principal many of MFI's municipal securities and other domestic fixed-income securities transactions. Among other services, both firms prepare and mail confirmations and monthly statements to clients. Each of the Wexford and Pershing agreements is terminable by either party upon 90 days' prior notice. If either clearing agreement were to be terminated, the Company believes that it would be able to establish in timely fashion a new clearing arrangement with another clearing correspondent on terms acceptable to MFI. However, there can be no assurance that it would be able to do so, and a failure in this regard could have a material adverse effect on the Company's results of operations and financial condition.

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

         Lack of Diversification

         From a revenue perspective, the Company's inter-dealer brokerage businesses account for substantially all of Maxcor's consolidated revenues. Accordingly, the prospects for the Company's performance and the market prices for the Common Stock are currently highly dependent upon the performance of the inter-dealer brokerage businesses. Although the Company is continuously seeking to strengthen and improve the inter-dealer brokerage businesses, it is also constantly exploring various options for diversifying the Company's businesses and sources of revenue (its limited proprietary trading of municipal securities is one such effort) and for strengthening its capital base. There can be no assurances, however, that the Company will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively or negatively affect the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company has offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Toronto, Canada; Stamford, Connecticut; Geneva, Switzerland; Vancouver, Washington; York, Pennsylvania; and Mexico City, Mexico. The Company leases all of its office space and has material lease obligations with respect to its New York and London premises. The Company occupies an aggregate of approximately 49,000 square feet of space in 2 World Trade Center in downtown New York under leases expiring on various dates from 2004 through 2007 (with a lease break provision in 2002). The Company occupies approximately 36,000 square feet of space in downtown London under a lease expiring in 2018 (with a lease break provision in 2003). In September 1998, the Company subleased approximately one-third of its London premises to a co-tenant in the building, for a term expiring at the end of 2002.

         The Company believes that its facilities are suitable and adequate for its present and anticipated purposes. See Note 16 to the Consolidated Financial Statements for further information regarding future minimum rental commitments under the Company's existing leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of their businesses. Although the results of legal proceedings and arbitrations cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations. See Note 17 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades on The Nasdaq Stock Market(R) under the symbol "MAXF."

         The following table sets forth the range of high and low sales prices for the Common Stock, as reported by The Nasdaq Stock Market(R), for the Company's last two fiscal years.

Common Stock:                                                High         Low
                                                             ----         ---

         Year Ended December 31, 1999
         ----------------------------
         First Quarter...................................  $  4.00      $ 1.031
         Second Quarter..................................     3.00        1.25
         Third Quarter...................................     3.563       2.156
         Fourth Quarter..................................     3.25        1.688

         Year Ended December 31, 1998
         ----------------------------
         First Quarter...................................  $  3.125     $ 1.625
         Second Quarter..................................     3.125       1.00
         Third Quarter...................................     2.50        0.938
         Fourth Quarter..................................     1.875       0.688

         As of March 28, 2000 there were 68 holders of record of the Common Stock. The Company is aware that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. Based on a broker-dealer inquiry made by the Company's transfer agent in April 1999, the Company believes there are approximately 1000 beneficial owners of the Common Stock.

         The Company has never declared any cash dividends on the Common Stock. It is the present intention of the Company's Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Company does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report. Statement of Operations data presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expenses, amortization of intangible assets, foreign exchange effects and other non-operating items. Because the Merger was accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC for the net assets of Maxcor, financial and other information of the Company presented below for dates and periods prior to the Merger (August 1996) represent financial and other information of EBIC (and its subsidiaries and affiliates) for such dates and periods, and per share information for 1995 and 1996 has been presented as if all shares issued in the Merger had been issued as of January 1, 1995 and were outstanding for the merged and recapitalized entity since that date.

                                                                               Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                       1999             1998             1997             1996             1995
                                                  -------------    -------------    -------------    -------------    -------------
Statement of Operations
Revenue:
     Commission income                            $ 153,151,341    $ 149,293,022    $ 163,467,438    $ 178,109,899    $ 171,576,327
     Other income                                     2,618,822          973,908          740,683          360,967           99,554
                                                  -------------    -------------    -------------    -------------    -------------

                                                    155,770,163      150,266,930      164,208,121      178,470,866      171,675,881
                                                  -------------    -------------    -------------    -------------    -------------

Operating costs:
     Payroll and related costs                      108,470,659      100,527,090      107,375,812      116,296,606      110,915,257
     Communication costs                             15,083,928       14,726,069       16,010,272       18,288,441       17,187,573
     Travel and entertainment                         8,706,358        9,098,311       10,386,202       11,355,183       10,224,384
     Occupancy costs                                  5,400,888        6,065,132        6,053,469        6,539,150        5,854,525
     Depreciation and amortization                    3,955,500        4,594,622        4,908,979        4,324,097        4,158,160
     Clearing fees                                    3,005,785        4,588,170        6,165,264        4,411,515        3,777,710
     General and administrative                       5,802,572        5,639,524        7,667,597        7,495,441        7,550,059
                                                  -------------    -------------    -------------    -------------    -------------

                                                    150,425,690      145,238,918      158,567,595      168,710,433      159,667,668
                                                  -------------    -------------    -------------    -------------    -------------

Operating profit                                      5,344,473        5,028,012        5,640,526        9,760,433       12,008,213
                                                  -------------    -------------    -------------    -------------    -------------

Other non-operating (expenses) income:

     Interest expense                                  (833,935)      (1,079,147)        (840,584)        (693,132)        (775,077)
     Amortization of intangible assets                 (410,004)        (410,004)        (410,004)        (410,004)        (410,004)
     Other non-operating expenses                                     (1,141,356)                         (632,247)        (295,344)
     Other non-operating income                         527,018                           450,000
     Restructuring costs                             (1,028,893)
     (Loss) income from equity affiliates            (1,576,644)         (19,925)         191,771          229,992          418,498
     Interest income                                  1,879,500        1,737,403        1,718,099        1,801,442        1,462,744
     Foreign exchange (loss) gain                      (319,547)        (184,518)         137,449           (8,229)         214,295
                                                  -------------    -------------    -------------    -------------    -------------

                                                     (1,762,505)      (1,097,547)       1,246,731          287,822          615,112
                                                  -------------    -------------    -------------    -------------    -------------
Income before provision for income taxes
     and minority interest                            3,581,968        3,930,465        6,887,257       10,048,255       12,623,325

Provision for income taxes                            1,116,131        3,950,645        5,757,897        6,650,606        7,393,196
                                                  -------------    -------------    -------------    -------------    -------------

Income (loss)  before minority interest               2,465,837          (20,180)       1,129,360        3,397,649        5,230,129

Minority interest                                        66,375       (1,254,970)      (1,398,352)         307,311       (1,767,854)
                                                  -------------    -------------    -------------    -------------    -------------

Net income (loss)                                 $   2,532,212    ($  1,275,150)   ($    268,992)   $   3,704,960    $   3,462,275
                                                  =============    =============    =============    =============    =============

                                                                                 Year Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           1999           1998            1997            1996           1995
                                                       ------------   ------------    ------------    ------------   ------------
Balance Sheet Data:
Total assets                                           $ 72,467,958   $ 75,269,665    $ 86,531,513    $ 97,172,715   $ 82,078,742
Obligations under capitalized leases                        493,367        751,747         974,186       1,428,764      2,284,806
Notes payable                                             1,799,870      3,824,842       6,261,839       7,379,762      7,880,032
Loan payable                                                674,282
Total liabilities                                        38,162,466     43,476,151      54,928,268      64,721,841     50,185,747
Minority interest                                         4,885,896                                                       501,731
Redeemable preferred stock                                2,000,000      2,000,000
Stockholders' equity                                     27,419,596     29,793,514      31,603,245      32,450,874     31,391,264

Per Share Information
Net income (loss) - basic                              $        .26          ($.11)          ($.03)   $        .41   $        .39
Net income (loss) - diluted                                     .25           (.11)           (.03)            .41            .39
Book value                                                     3.29           2.63            2.79            3.63           3.51

Weighted average common shares outstanding
   - basic                                                9,711,974     11,327,741       9,243,201       8,949,656      8,949,656
Weighted average common shares outstanding
   - diluted                                              9,846,257     11,327,741       9,243,201       8,949,656      8,949,656

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's revenues currently are derived primarily from commissions related to its inter-dealer brokerage businesses. Generally, the Company receives a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and may also reflect discounts for high transaction volumes or other client rebates.

         Other sources of revenues include interest income, derived primarily from deposits with clearing organizations and interest associated with municipal securities positions, gains and losses on securities transactions (currently primarily in connection with the Company's municipal securities business), income from the sale of data and financial information generated from the Company's brokerage businesses and foreign exchange gains and losses.

         The largest single component of the Company's expenses is compensation paid to its brokers. Attracting and retaining qualified brokerage personnel with strong client relationships is a prerequisite in the Company's business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their respective products. For this reason, compensation expense frequently will increase or decrease in rough proportion to revenues, although the fixed salary component can skew the correlation in businesses with declining revenues by causing decreases in compensation to lag behind decreases in revenues, and starting bonuses for new hires in businesses for which revenue growth is sought can increase compensation expenses in advance of realizing the anticipated revenue growth. To manage this area, the Company includes performance-based salary adjustment provisions in substantially all of its broker contracts and closely tracks revenues and compensation expenses (as well as other direct costs) by desk (which may involve one or more products) and by broker, at each location.

         Direct client contact, including entertainment, is also an integral part of the Company's marketing program and represents another significant component of its expenses. The Company has made it a priority to manage these expenditures in a more focused and coordinated fashion, and has had reasonable success in reducing their gross level, as well as the percentage they represent of operating revenues, over each of the last three years.

         The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of the Company's expenses, and, with the recent advent of electronic execution and matching systems, the need to invest in new technology and internet deployment strategies has also increased. The

Company's ability to compete effectively is significantly dependent on its ability to maintain a high level of client service, both through its proprietary software, computerized screen displays and digital networks and its provision of whatever additional systems are demanded by clients at any given time. It is this infrastructure and technological commitment that enables the Company to support its existing client base and product lines, as well as provide a platform for offering brokerage or other services in additional or newly developing financial instruments. Although the Company maintains sizeable management information services and communications departments, the Company will also license technology or outsource infrastructure or technology projects, where practical and consistent with its business goals, in order to manage its fixed costs in these areas.

         To grow revenues and stay competitive, the Company constantly needs to analyze and pursue growth opportunities in both new and existing product lines. Product expansion, when undertaken, however, generally leads to an increase in the number of brokerage personnel, and therefore in compensation expense, since the markets usually require brokers to specialize in a single product or group of related products, rather than function as market generalists. Product expansion, and the effort to grow market share, also typically results in increased entertainment expenses and the increased infrastructure and communication costs associated with configuring a new desk and delivering its product to the necessary client base.

Year Ended December 31, 1999

         The year ended December 31, 1999 was a good one for the Company, with a return to profitability after a difficult 1998. Net income for the year was approximately $2.53 million, on total revenues of $157.3 million. The improvement in the Company's bottom line in part reflected management's strategy of focusing on the Company's core financial centers - New York, London and Tokyo
- and on those businesses where the Company could either be among the market leaders or a profitable niche player. It also reflected management's successful pursuit and implementation of a number of strategic initiatives throughout the year, including business combinations both in Europe and Asia, the launch of the Company's information services business and a major stock repurchase.

         The year began with the Company combining certain of its London-based capital markets businesses - interest rate options, dollar deposits and euro, sterling, dollar and yen swaps - with the London-based euro and scandinavian swaps businesses of the European brokerage firm, Finacor, as well as Finacor's Paris-based euro swaps business. The combination provided the Company's London operations with sufficient critical mass to maintain and improve market share across a number of desks, and led to a very profitable first half of the year for the venture, offset in part by losses incurred during a difficult fourth quarter described in more detail below.

         The year ended with the Company agreeing to merge the Tokyo Partnership, the Tokyo-based derivatives brokering venture in which the Company had been a 50/50 economic partner with its 15% equity affiliate, Yagi Euro, with the off-balance sheet brokerage operations of Nittan Exco Ltd. ("Nittan"). The combination saw the Company retaining a 40% direct interest in the expanded Tokyo Partnership, with Yagi Euro retaining a 30% interest and Nittan acquiring the remaining 30%. As a result of the transaction, which closed effective January 1, 2000, the Company will realize a one-time, after-tax gain in the first quarter of 2000 of approximately $1.5 million. Yagi Euro and Nittan also agreed, as of the same effective date, to combine their respective conventional products businesses into a newly-formed corporation, 50% owned by each. These transactions are expected to improve the operations of the Tokyo Partnership, which specializes in multi-currency interest rate swaps, forward rate agreements and interest rate options, and the operations of Yagi Euro's conventional products business, which specializes in local money market and forward foreign exchange brokerage, by the addition of Nittan's strong presence and client base in Japan and the establishment of correspondent relationships with Nittan's offices elsewhere, including in Hong Kong and Singapore.

         During the first quarter of 1999, the Company executed its first significant information services agreement, licensing to Telerate, Inc. a variety of pricing and other data on emerging market bonds. The license, the revenues from which are reported in "other income" in the Company's Consolidated Statements of Operations, has an initial term of three years and is non-exclusive, thereby allowing the Company to seek additional revenues from further exploitation of the data.

         During the second quarter of 1999, the Company consummated the repurchase from the venture capital firm, Welsh, Carson, Anderson & Stowe, of 2,986,345 shares, or approximately 26.4%, of its outstanding Common Stock. The total purchase price was $5,226,104, or $1.75 per share, representing an approximately 36% discount to the Company's $2.74 per share book value at March 31, 1999. Management believes the repurchase was an attractive investment opportunity for the Company and increased value for the Company's remaining stockholders.

         These management initiatives were played out against a backdrop of rapid change in the inter-dealer brokerage industry. Whereas a 1998 trend was continued consolidation in the industry's client base, 1999 saw an acceleration of consolidation among inter-dealer brokers themselves. The Company views the consolidations as presenting both challenges and opportunities. The challenge primarily comes from the increased financial wherewithal and market presence of the combined entities. The opportunities created, however, include the possibilities of the Company establishing new business relationships as a result of incompatible existing business alliances at the merged entities and/or increasing market share through new hires from overlapping or duplicative desks at such entities.

         Specifically, two industry mergers in 1999 directly provided the Company with the opportunity to establish its business alliance with Nittan, described above, and to acquire a top-ranked brokerage team in U.S. Treasury repurchase agreements. In one of the mergers, the two inter-dealer brokers each had a separate business relationship with a Japan-based broker, one of whom was Nittan. In the combined entity, these relationships were viewed as competitive and incompatible, thereby providing the Company with the opportunity to seek out and establish its own business relationship with Nittan. In the other merger, both constituent companies had strong teams, and excellent market positions, in the brokering of U.S. Treasury repurchase agreements, an area in which the Company has struggled over the last several years. As a result of this overlap, in the fourth quarter the Company was able to a hire a large segment of one of those teams, which has had an immediate, positive impact on the operations of that desk.

         The other area of rapid change in the industry has been the accelerated deployment of electronic execution and/or matching systems in products that have been traditionally voice brokered. As announced last year, the Company, through a third-party licensing agreement, is developing its own electronic matching system, with an initial roll-out anticipated in the second quarter of 2000 for the brokering of Brady bonds and global bonds. The Company believes this deployment is a competitive necessity to protect its market share in these products, as a number of its competitors have already deployed, or announced plans to deploy, such systems. The challenge for the Company is to gain acceptance for its system with the Company's client base ahead of, and more successfully than, the competing systems. The opportunity is that, with a successful deployment, the Company should be able to build on its market share, reduce its operating costs, and potentially increase its revenues by reaching a broader client base, ultimately with lower deployment and installation costs. A successful deployment can also be expected to facilitate roll-outs of the same or comparable system across additional product lines.

         In this constantly evolving landscape, the Company's more mature brokerage units, cash deposits and interest rate derivatives, performed very well in 1999, with significant increases in revenues. As a product segment, cash deposits experienced a relative turnaround, with increased market trading volume and improved consistency of activity. There were also indications that the client base was expanding to include stronger activity out of the Asian market, in particular from Japanese institutions. Interest rate derivatives also experienced a significant upswing in activity throughout the year, as they became an ever increasing financial tool used by the major financial institutions for hedging strategies. The Company also improved its relative market position in interest rate derivatives, both in New York and London, by completing several strategic hires of personnel at these locales.

         The Company's niche municipal securities bussiness, which engages in limited proprietary trading as well as traditional brokering activities, also had a good 1999, with strong increases in revenues and profitability. In what was otherwise often a difficult market for municipal securities, this unit focused on using strong research to help indentity undervalued sectors for the benefit of both its institutional client base and its own proprietary trading to achieve these results.

         Two of the Company's newer brokerage departments, emerging markets and energy derivatives, continued to suffer from low overall levels of market activity, in contrast to the significant growth each enjoyed at various times during prior years. Emerging markets products continued to experience significantly reduced market trading volumes in the wake of the Russian default crisis of September 1998. The Company reduced costs in this department throughout the year to the extent possible without jeopardizing the unit's leading market position. Nonetheless, the Company effectively has subsidized losses in these operations in anticipation that emerging market debt trading volumes will improve in the reasonably near term.

         Energy derivatives continued to experience reduced market activity as well, particularly in the second half of the year. New entrants, such as Bloomberg's electronic execution system, began to capture market share, putting additional pressure on already reduced levels of activity. In the course of the year the Company significantly reduced operating costs associated with the energy derivatives unit, primarily on the gas and electricity brokerage desks, and in the latter part of the year further trimmed costs by relocating the portion of the department that was located in the Company's Connecticut office back to the Company's main office in New York. The total non-recurring restructuring costs incurred in 1999 related to these efforts approximated $494,000 and included leasehold improvement write-offs and occupancy related costs. By year end, the Company believed it had stream-lined its energy derivatives operations to focus on those segments in which the Company has a strong market presence and can operate on a profitable basis. The department continues to broker emission credits, coal, weather derivatives and electricity in certain regions.

         Both the Tokyo Partnership and Yagi Euro's conventional products business experienced disappointing results in 1999. Competitive pressure and transitions in brokerage staff resulted in increased operating costs and a loss of market share in certain products, both of which adversely affected profitability. Management of these operations is working diligently to reverse these trends, and the Company believes that the addition of Nittan as a business partner, as described above, will significantly assist that effort.

         The year also saw the Company continue the process of paring down its already low level of debt. The Company made its final approximately $2 million payment on some long-outstanding acquisition notes issued in connection with the purchase of a predecessor business, and ended the year with notes and loans payable at a historically low level of $2.5 million, down from $3.8 million at 1998 year end.

         In the fourth quarter of 1999, in connection with redundancies and other actions effected by the Tokyo Partnership and Yagi Euro's conventional products business in anticipation of their respective January 1, 2000 restructurings, the Company incurred a net after-tax charge of approximately $400,000. This charge primarily reflected the combined effects of the Company's share of severance costs incurred by the Tokyo Partnership and severance costs and fixed asset disposals incurred by Yagi Euro's conventional products business, offset by certain income tax benefits realized by the Company in anticipation of the closing of the Tokyo Partnership restructuring.

         Fourth quarter results were also affected by reduced trading activity across many of the Company's brokerage desks, especially in London. The Company believes that many of its clients, in preparation for potential problems associated with the "Year 2000" transition, significantly reduced their trading activity during the period, particularly in connection with higher risk securities that trade with wide bid/offer spreads. Accordingly, the Company experienced reduced revenues in most of its brokerage units and incurred a loss for the fourth quarter, inclusive of all non-recurring items, of approximately $1.1 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Commission income for 1999 increased $3,858,319 to $153,151,341, compared to $149,293,022 for 1998. The increase resulted primarily from increased brokerage in London and Geneva, aggregating approximately $14.1 million, offset in part by decreased brokerage in New York and Mexico City, aggregating approximately $7.0 million, and decreased brokerage in the Tokyo Partnership of approximately $2.9 million. The increased brokerage in London and Geneva primarily reflected the expansion, as of January 1, 1999, of the London operations through the Euro Brokers Finacor Ltd. ("EBFL") venture and the impact of the Geneva operations, which commenced in July 1998. Brokerage in New York and Mexico City declined primarily as a result of reduced market activity in both centers in emerging market debt securities and, in New York, reduced brokerage in energy derivatives, offset in part by increased brokerage in cash deposits and interest rate derivatives. The decreased brokerage in the Tokyo Partnership primarily reflected the impact of increased competitive pressures and reduced market activity.

         Interest income for 1999 increased by $142,097 to $1,879,500, compared to $1,737,403 for 1998. This increase resulted primarily from an increase in the average inventory of municipal securities held by the Company.

         Other income for 1999 increased $1,509,885 to $2,299,275, compared to $789,390 for 1998, primarily due to an increase in income from the sale of financial information and data and an increase in trading gains on municipal securities transactions.

         Payroll and related costs for 1999 increased $7,943,569 to $108,470,659, compared to $100,527,090 for 1998. The increase was primarily the result of increased employment costs in London and Geneva, aggregating approximately $9.2 million, reflecting an increase in brokerage staff and commission income in conjunction with the expansion of the London operations in EBFL and the new Geneva operations, and increased employment costs in the Tokyo Partnership, approximating $2.3 million, reflecting increased competitive pressures and an increase in brokerage staff. These increases were partially offset by reduced employment costs in New York and Mexico City, aggregating approximately $3.3 million, primarily reflecting reduced commission income and implemented cost reductions in the emerging market debt and energy derivatives areas. As a percentage of operating revenues (commission income, trading gains and information sales revenue), payroll and related costs increased to approximately 69.6% for 1999, as compared to approximately 66.9% for 1998, primarily resulting from certain fixed salary costs in areas which sustained reduced revenues.

         Communication costs were comparable for 1999 and 1998, at $15,083,928 and $14,726,069, respectively, reflecting the net effects of an increase in London associated with the expanded operations of EBFL, additional costs from the Geneva operations and a decrease in New York associated with overall cost reductions in certain areas.

         Travel and entertainment costs for 1999 decreased $391,953 to $8,706,358, compared to $9,098,311 for 1998, primarily as a result of management's continued focus on reducing these costs, while at the same time increasing revenues. As a percentage of operating revenues, travel and entertainment costs decreased to approximately 5.6% for 1999, as compared to 6.1% for 1998.

         Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. In 1999 these costs decreased $1,191,262 to $4,873,870, compared to $6,065,132 for 1998, primarily reflecting the combined effect of a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London, (which commenced in September 1998), an overall rent tax rate reduction in London and an approximately $527,000 reduction in certain occupancy related accruals.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. In 1999, the costs decreased $639,122 to $4,365,504, compared to $5,004,626 for 1998, primarily due to a reduction in depreciable fixed assets in London.

         Clearing fees are fees for transaction settlements and credit enhancement, which generally are charged by the Company's clearing firms in transactions where the Company acts as a riskless principal on a fully matched basis. These expenses decreased $1,582,385 to $3,005,785 for 1999, compared to $4,588,170 for 1998, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities.

         Restructuring costs of $1,028,893 were incurred during the year ended December 31, 1999, in connection with the anticipated admission of Nittan to the Tokyo Partnership and the closing of certain departments within the commodity derivatives brokerage group. These costs included, among others, employee severance, the write-off of leasehold improvements and occupancy related costs.

         Interest expense for 1999 decreased $245,212 to $833,935, compared to $1,079,147 for 1998. This decrease was primarily the result of a lesser average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding during the current period.

         General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. In 1999, these expenses decreased $978,308 to $5,802,572, as compared to $6,780,880 for 1998, primarily as a result of a decrease in professional fees, which were higher in 1998 due to the Finacor transaction in London, the opening of the Geneva office and other corporate matters. In connection with management's continued efforts to reduce costs, there were also reductions in various other general and administrative expenses during 1999 in comparison to 1998, notwithstanding the fact that the 1998 costs were themselves reduced by reductions to various accruals approximating $462,000.

         Loss from equity affiliates for the year ended December 31, 1999 consists of the Company's equity interest in the loss incurred by Yagi Euro. Approximately $1.0 million of this loss represented the Company's share of employee severance costs and fixed asset disposals incurred in anticipation of the 50-50 joint venture in conventional products formed by Yagi Euro and Nittan, effective January 1, 2000. In 1998, the loss resulted from a write-off of the Company's equity interest in a small derivatives broker of $118,000, offset in part by the Company's share of Yagi Euro's profits for 1998.

         Provision for income taxes for 1999 decreased $2,834,514 to $1,116,131, compared to $3,950,645 for 1998. This decrease was primarily reflective of a $1,200,000 adjustment during the current period to reduce income tax reserves as a result of obtaining a favorable resolution to certain contingencies, as well as a reduction to the deferred tax asset valuation allowance of approximately $972,000 due to tax planning strategies derived from the Nittan transaction and improved profitability in certain subsidiaries. Even exclusive of these adjustments, the Company's effective tax rate was lower for 1999, as compared to 1998, reflecting a lower tax rate on income generated by the Tokyo Partnership as a result of certain initiatives undertaken effective as of January 1, 1999, and management's success in reducing the Company's overall level of non-deductible entertainment expenses.

         For 1999, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $66,375, as compared to a reduction of net income from such subsidiaries of $1,254,970 for 1998, primarily due to the competitive pressures encountered by the Tokyo Partnership.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Commission income for 1998 decreased $14,174,416 to $149,293,022, compared to $163,467,438 for 1997. The net decrease primarily resulted from the combination of reduced brokerage in London and Toronto, primarily resulting from several departmental closures during 1997, aggregating approximately $10.6 million, and reduced brokerage in New York, reflecting reduced market volumes in emerging market debt products and energy derivatives, of approximately $5.5 million. These decreases were partially offset by increased brokerage in the Tokyo Partnership and Mexico City, notwithstanding the strong dollar, and brokerage generated by the Company's new office in Geneva, which commenced operations in July 1998.

         Interest income for 1998 increased $19,304 to $1,737,403, compared to $1,718,099 for 1997. This increase was primarily the result of the net effects of additional interest associated with an increase in the average inventory of municipal securities positions and a decrease related to reduced cash and deposit balances and a lower interest rate environment.

         Other income for 1998 decreased $88,742 to $789,390, compared to $878,132 for 1997. The difference was primarily due to the combination of recording a foreign exchange loss in 1998, as compared with a foreign exchange gain in 1997, offset in part by an increase in trading gains on municipal securities transactions. The loss from foreign exchange reflects, in part, the application of current accounting rules which require that hedges of anticipated future income streams be marked to market, as compared with being deferred and matched to the related income stream.

         Payroll and related costs for 1998 decreased $6,848,722 to $100,527,090, compared to $107,375,812 for 1997. The net decrease was primarily the result of reduced employment costs in London and Toronto, associated with departmental closures during 1997 and salary reductions during 1998, aggregating approximately $6.0 million, and reduced employment costs in New York, associated with reduced commission income and salary reductions during 1998, of approximately $2.4 million. These decreases were partially offset by increased employment costs associated with the growth of operations in the Tokyo Partnership and Mexico City and the commencement of operations in Geneva. As a percentage of operating revenues, payroll and related costs were comparable at 66.9% and 65.4% for 1998 and 1997, respectively, reflective in part of management's continued efforts to correlate employment costs more closely to revenues.

         Communication costs for 1998 decreased $1,284,203 to $14,726,069, compared to $16,010,272 for 1997, primarily due to departmental closures in London and Toronto during 1997, partially offset by costs incurred by the new Geneva office.

         Travel and entertainment costs for 1998 decreased $1,287,891 to $9,098,311, compared to $10,386,202 for 1997. As a percentage of operating revenues, travel and entertainment costs were comparable at 6.1% and 6.3% for 1998 and 1997, respectively, reflective of management's continued efforts to control these costs.

         Occupancy costs increased by $11,663 to $6,065,132 for 1998, compared to $6,053,469 for 1997, primarily resulting from escalations of rent associated with pre-existing office locations and rent attributable to new office locations in the U.S. and Geneva, offset in part by income derived from subletting a portion of the Company's leased space in London since September 1998.

         In 1998, depreciation and amortization expense decreased $314,357 to $5,004,626, compared to $5,318,983 for 1997, primarily as a result of a reduction in depreciable fixed assets in London.

         Clearing fees decreased $1,577,094 to $4,588,170 for 1998, compared to $6,165,264 for 1997, due primarily to a decline in the number of cleared transactions, primarily in emerging market debt securities.

         Interest expense for 1998 increased $238,563 to $1,079,147, compared to $840,584 for 1997. This increase was primarily the result of additional interest in connection with the financing of an increased average inventory of municipal securities positions, offset in part by a decrease associated with capitalized lease obligations.

         General, administrative and other expenses decreased by $436,717 to $6,780,880 for 1998, compared to $7,217,597 for 1997. The net decrease reflects the effects of a variety of items. In 1998 the Company incurred increased professional fees due to the expansion of the London operations in EBFL, the opening of the Geneva office and other corporate matters. These costs were offset by reductions in various other general and administrative expenses and the reduction of several accruals by approximately $462,000. In 1997, these costs included the write-off of approximately $500,000 relating to the termination of the Company's electronic trading system efforts in Toronto, offset by the reversal of excess litigation reserves of approximately $450,000.

         The loss from equity affiliates of $19,925 for 1998, as compared to income from equity affiliates of $191,771 for 1997, was the combined result of a write-off in 1998 of the Company's equity interest in a small derivatives broker of $118,000, as well as a reduction in income from the Company's equity interest in Yagi Euro.

         Provision for income taxes for 1998 decreased $1,807,252 to $3,950,645, compared to $5,757,897 for 1997, primarily due to reduced levels of pre-tax accounting income. The high effective tax rate reflects the heightened effect of the non-deductibility of certain expenses, principally entertainment expenses, on lower pre-tax accounting income.

         Minority interest in consolidated subsidiaries for 1998 decreased by $143,382 to $1,254,970, compared to $1,398,352 for 1997, reflecting lower after-tax net income generated by such subsidiaries.

Liquidity and Capital Resources

         Operating Activities

         A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivable from broker-dealers and customers, and securities owned.

         Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated client needs and are currently financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis ("Clearing Broker"). At year-end 1999, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.5 million, reflecting securities owned of approximately $9.5 million, financed by a payable to the Clearing Broker of approximately $6.0 million.

         MFI is a member of the GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

         Net cash provided by operations for 1999 was approximately $9.8 million. This increase in cash was the combined result of net income of approximately $2.5 million adjusted to reflect the net effect of approximately $5.8 million of non-cash items, primarily consisting of depreciation and amortization, undistributed losses of unconsolidated subsidiaries and an increase to deferred income taxes, and the net positive effects of other working capital items, principally reduced receivable balances.

         Net cash provided by operations for 1998 was approximately $1.1 million. This increase in cash was the combined result of a net loss of approximately $1.3 million adjusted to reflect approximately $6.8 million of non-cash items, principally for depreciation and amortization and deferred income taxes, and the net negative effects of other working capital items, principally reduced payable balances.

         Net cash provided by operations for 1997 was approximately $4.2 million. This increase in cash was the combined result of a net loss of approximately $269,000 adjusted to reflect approximately $5.0 million of non-cash items, principally for depreciation and amortization, and the net negative effects of other working capital items.

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

         Investing Activities

         Investing activities for 1999, 1998 and 1997 reflect net cash used of approximately $1.0 million, $3.6 million and $2.5 million, respectively, primarily for purchases of fixed assets. The decrease in fixed asset purchases during 1999 reflects, in part, the Company's increased use of operating leases to finance much of the upgrading of communication and information systems necessary to sustain the Company's commitment to maintaining current technology.

         Financing Activities

         Loan payable of approximately $674,000 at December 31, 1999 represents amounts borrowed under a revolving credit facility of up to $5 million with General Electric Capital Corporation ("GECC"), which expires on June 17, 2004. The facility is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $2.5 million at December 31, 1999) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions.

         Notes payable at December 31, 1999 of approximately $1.8 million reflects the remaining installments of approximately $1.3 million due on a fixed rate note payable to GECC issued in December 1997, which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and $500,000 in notes issued to investment partnerships of the venture capital group, Welsh, Carson, Anderson & Stowe, in June 1999 in connection with the Company's repurchase of Common Stock, and which mature in June 2000. As security for the Welsh Carson notes, 571,429 of the repurchased treasury shares have been deposited in an escrow account and will be released upon repayment.

         Net cash used in financing activities for 1999 was approximately $4.0 million, primarily reflective of the net effects of cash of approximately $4.2 million used to acquire treasury stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $3.4 million, the cash contribution from minority interest, net of dividends paid to minority interest, of approximately $3.1 million, and net borrowings under the revolving credit facility of approximately $674,000.

         Net cash used in financing activities for 1998 was approximately $780,000, primarily reflective of the net effects of the repayment of notes payable and obligations under capital leases aggregating approximately $2.7 million, and the issuance of the Preferred Stock to Yagi Euro for $2.0 million.

         Net cash used in financing activities for 1997 was approximately $2.0 million, primarily reflective of the repayment of notes payable and obligations under capital leases aggregating approximately $3.6 million, acquisition costs for treasury stock of approximately $209,000, and expenses relating to the issuance of Common Stock pursuant to the Exchange Offer of approximately $344,000, offset in part by cash received of approximately $2.1 million for the issuance of the GECC fixed rate note.

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

Year 2000 Readiness Disclosure

         From January 1, 2000 through the date of this report, the Company has not experienced any material disruption to its operations as a result of its computer software applications and systems, or those of key vendors, suppliers and other third parties, not being able to properly incorporate the "Year 2000" dating changes necessary to permit correct recording of, and calculations involving, calendar dates for January 1, 2000 and later. Nor does the Company currently anticipate any such disruption going forward.

         Through December 31, 1999, the Company spent approximately $335,000 on Year 2000 compliance efforts and has budgeted an additional $25,000 for 2000 to resolve any related unforeseen issues that subsequently arise. These amounts reflect the Company's historical and ongoing commitment to maintaining current technology, making significant hardware and software expenditures solely for Year 2000 purposes unnecessary, and the fact that the Company was able to conduct most of its Year 2000 compliance efforts through the use of internal management information services personnel, without relying heavily on outside consultants.

Forward Looking Statements

         Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors, and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption of Item 7 of this report and the "Quantitative and Qualitative Disclosures about Market Risk" caption of Item 7A of this report. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Management of the Company is actively involved in the evaluation of risks associated with certain financial instruments and will from time to time reduce other risks inherent in its businesses through the use of financial instruments.

         The Company reduces market risk related to its municipal securities positions by limiting both the size of its overall positions and the number of days positions are held. In addition, the Company from time to time sells interest rate sensitive financial futures contracts as a means of managing market risk on its municipal securities positions. Management closely monitors the Company's municipal securities positions on a daily basis through its review of daily activity and position reports prepared by operations staff. These reports detail all executed transactions, the resulting trading gains and sales commissions and, using independently verified market prices, the closing positions. At December 31, 1999, the Company held municipal securities positions with an aggregate market value of approximately $9.5 million.

         In the process of executing brokerage transactions, the Company sometimes experiences "out trades" or other errors in which the Company may have liability for the resulting unmatched position. Out trades generally increase with increases in the volatility of the market. If an out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, the risk to the Company is usually limited. If discovery (or disposition) is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. The Company believes that its electronic blotter system, because of its ability to identify unbalanced trade conditions as they occur, serves to help limit the market risk exposure when out trades or other errors occur. To limit its exposure further in such situations, the Company's policy is to dispose of any resulting unmatched positions promptly after their discovery.

         The Company has various foreign exchange rate exposures, including commission income earned in a currency other than the functional currency and foreign income streams which are eventually distributed. Management's strategies to reduce these risks include the use of foreign currency forward contracts. Gains and losses on these contracts are included in current operations even though the offsetting gains and losses on the hedged exposures are not recognized until realized. As of year-end 1999, the Company has postponed its hedging practice with respect to anticipated dividends from the Tokyo Partnership, awaiting a time when it can better predict the income streams therefrom.

         The Company's notes payable and Preferred Stock have interest and dividend rates that are fixed. Although the Company has theoretical interest rate exposure with these instruments should market interest rates decline or rise, management's judgment is that the aggregate future required payments under these instruments are satisfactory as a business matter, and do not require application of hedging strategies. In addition, the Company's exposure to fixed interest rates has declined during 1999 as a result of the maturing of certain notes payable.

         The loan payable at December 31, 1999 represents borrowings under the new facility with GECC, which bear interest at a variable rate based upon the published rate for 30-day dealer-placed commercial paper. Management will monitor the level of borrowings under this facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

         The tables below provide information, at each of December 31, 1999 and December 31, 1998, about the Company's financial instruments used for other than trading purposes that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, the Company's market risk analysis at December 31, 1999 did not materially change from the market risk analysis at December 31, 1998. For loan and notes payable and Preferred Stock the table presents principal and redemption cash flows with expected maturity dates. For foreign currency forward contracts, the table presents notional amounts with expected maturity dates.

As of December 31, 1999:
------------------------
                                                                          After                        Fair
                                   2000         2001          2002        2004         Total           Value
                                   ----         ----          ----        ----         -----           -----
Interest rate sensitivity:

  Loan payable                  $ 674,282    $            $            $             $  674,282     $  674,282
  7.9% note secured by
     certain equipment            472,501      511,312       316,057                  1,299,870      1,299,870
  10% note issued in
     connection with the
     repurchase of
     Common Stock                 500,000                                               500,000        500,000
  2% Preferred Stock                                                    2,000,000     2,000,000      2,000,000

Exchange rate
  sensitivity:

  Foreign currency forward
  contracts:
    Sell U.S. dollars/buy
      British pounds
      sterling                  2,400,000                                             2,400,000         17,026

As of December 31, 1998:
------------------------
                                                                                        After                    Fair
                                   1999          2000          2001         2002        2003      Total         Value
                                   ----          ----          ----         ----        ----      -----         -----
Interest rate sensitivity:

  6-1/8% notes issued in
    connection with the
    acquisition of
    predecessor business       $ 2,088,336   $             $           $           $            $2,088,336    $ 2,088,336
 7.9% note secured by
    certain equipment              436,636      472,501       511,312     316,057                1,736,506      1,736,506
 2% Redeemable
    Preferred Stock                                                                  2,000,000   2,000,000      2,000,000

Exchange rate
  sensitivity:

Foreign currency
  forward contracts:
    Sell Japanese
    yen/buy U.S. dollars         1,735,000                                                       1,735,000        (355,956)
    Sell U.S. dollars/buy
     British pounds
     sterling                    3,000,000                                                       3,000,000        113,970


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included as a separate section of this report. See Item 14 and the F-pages that follow.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item 9 is not applicable to the Company.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The Company intends to file the Proxy Statement with the SEC on or prior to April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(9) of Regulation S-K. The Company intends to file the Proxy Statement with the SEC on or prior to April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 29, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Listed on page F-2 of the Consolidated Financial Statements included in this report.

(a)(2)   Financial Statement Schedules

         All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(a)(3)   Exhibits

         Listed in the Exhibit Index appearing at page X-1 of this report.

(b)      Reports on Form 8-K

         During the fourth quarter of its fiscal year ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAXCOR FINANCIAL GROUP INC.


                                       By:  /s/ Gilbert D. Scharf
                                          ----------------------------
                                          Gilbert D. Scharf,
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Dated:    March 29, 2000

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gilbert D. Scharf             Chairman of the Board, President        March 29, 2000
-----------------------------     and Chief Executive Officer
Gilbert D. Scharf

/s/ Keith E. Reihl                Chief Financial and Principal           March 29, 2000
-----------------------------     Accounting Officer
Keith E. Reihl                    and Director

/s/ Steven R. Vigliotti           Treasurer                               March 29, 2000
-----------------------------
Steven R. Vigliotti

/s/ Larry S. Kopp                 Director                                March 29, 2000
-----------------------------
Larry S. Kopp

/s/ Michael J. Scharf             Director                                March 29, 2000
-----------------------------
Michael J. Scharf

/s/ James W. Stevens              Director                                March 29, 2000
-----------------------------
James W. Stevens

/s/ Frederick B. Whittemore       Director                                March 29, 2000
-----------------------------
Frederick B. Whittemore

/s/ William B. Wigton             Director                                March 29, 2000
-----------------------------
William B. Wigton

/s/ Oscar M. Lewisohn             Director                                March 29, 2000
-----------------------------
Oscar M. Lewisohn

/s/ Robin A. Clark                Director                                March 29, 2000
-----------------------------
Robin A. Clark

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


Contents                                                                    Page
--------------------------------------------------------------------------------



Report of Independent Accountants                                            F-3

Consolidated Financial Statements:

    Consolidated Statements of Financial Condition                           F-4

    Consolidated Statements of Operations                                    F-6

    Consolidated Statements of Changes in Stockholders' Equity               F-7

    Consolidated Statements of Cash Flows                                    F-8

    Notes to the Consolidated Financial Statements                          F-10

                   [Letterhead of PricewaterhouseCoopers LLP]

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors
and Stockholders of
Maxcor Financial Group Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2000

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                              December 31,              December 31,
ASSETS                                                            1999                      1998
------                                                        ------------              ------------
Cash and cash equivalents                                     $  20,054,275           $    15,150,296

Deposits with clearing organizations                              6,800,390                 7,121,033

Receivable from broker-dealers and customers                     16,027,907                16,557,824

Securities owned                                                  9,479,694                11,578,515

Prepaid expenses and other assets                                 7,011,145                 8,268,622

Deferred tax asset                                                3,752,385                 2,442,981

Equity in affiliated companies                                    1,595,852                 2,935,100

Furniture, equipment and leasehold improvements                   6,959,569                10,018,602

Intangible assets                                                   786,741                 1,196,692
                                                              -------------            --------------


     Total assets                                             $  72,467,958            $   75,269,665
                                                              =============            ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                                 December 31,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 1999                   1998
------------------------------------                             ------------           ------------
Liabilities:
   Payable to broker-dealer                                      $ 5,977,929            $  7,845,490
   Accounts payable and accrued liabilities                       14,924,573              15,478,695
   Accrued compensation payable                                   13,046,001              14,704,076
   Loan payable                                                      674,282
   Income taxes payable                                              723,392                 375,665
   Deferred taxes payable                                            523,052                 495,636
   Obligations under capitalized leases                              493,367                 751,747
   Notes payable                                                   1,799,870               3,824,842
                                                                 -----------            ------------

                                                                  38,162,466              43,476,151
                                                                 -----------            ------------
Minority interest in consolidated subsidiary                       4,885,896
                                                                 -----------



Commitments and contingencies (Notes 16 and 17)

Redeemable preferred stock:
   Series B, 2% cumulative, stated value $1,000,
   2,000 shares issued at December 31, 1999 and 1998               2,000,000               2,000,000

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
   authorized; 2,000 shares of Series B issued at
      December 31, 1999 and 1998, reported above
   Common stock, $.001 par value, 30,000,000 shares
      authorized; 11,392,269 shares issued
      at December 31, 1999 and 1998                                   11,392                 11,392
   Additional paid-in capital                                     33,187,415             33,187,415
   Treasury stock at cost; 3,054,832 and 68,487 shares of
       common stock held at December 31, 1999 and
       December 31, 1998, respectively                            (5,454,036)              (227,932)
   Accumulated deficit                                            (2,608,011)            (5,100,223)
   Accumulated other comprehensive income:
       Foreign translation adjustments                             2,282,836              1,922,862
                                                                 -----------            -----------

      Total stockholders' equity                                  27,419,596             29,793,514
                                                                 -----------            -----------

      Total liabilities and stockholders' equity                 $72,467,958            $75,269,665
                                                                 ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Year Ended
                                                December 31,               December 31,           December 31,
                                                    1999                       1998                   1997
                                                ------------              ------------            ------------
Revenue:
  Commission income                             $153,151,341              $149,293,022            $163,467,438
  Interest income                                  1,879,500                 1,737,403               1,718,099
  Other income                                     2,299,275                   789,390                 878,132
                                                ------------              ------------            ------------
                                                 157,330,116               151,819,815             166,063,669
                                                ------------              ------------            ------------

Costs and expenses:
  Payroll and related costs                      108,470,659               100,527,090             107,375,812
  Communication costs                             15,083,928                14,726,069              16,010,272
  Travel and entertainment                         8,706,358                 9,098,311              10,386,202
  Occupancy costs                                  4,873,870                 6,065,132               6,053,469
  Depreciation and amortization                    4,365,504                 5,004,626               5,318,983
  Clearing fees                                    3,005,785                 4,588,170               6,165,264
  Restructuring costs                              1,028,893
  Interest expense                                   833,935                 1,079,147                 840,584
  General, administrative and other
    expenses                                       5,802,572                 6,780,880               7,217,597
                                                ------------              ------------            ------------

                                                 152,171,504               147,869,425             159,368,183
                                                ------------              ------------            ------------

Subtotal                                           5,158,612                 3,950,390               6,695,486

(Loss) income from equity affiliates              (1,576,644)                  (19,925)                191,771
                                                ------------              ------------            ------------

Income before provision for income
     taxes and minority interest                   3,581,968                 3,930,465               6,887,257

Provision for income taxes                         1,116,131                 3,950,645               5,757,897
                                                ------------              ------------            ------------

Income (loss) before minority interest             2,465,837                   (20,180)              1,129,360

Minority interest in loss (income) of
    consolidated subsidiaries                         66,375                (1,254,970)             (1,398,352)
                                                ------------              ------------            ------------

Net  income (loss)                              $  2,532,212              ($ 1,275,150)           ($   268,992)
                                                ============              ============            ============

Weighted average common shares
    outstanding - basic                            9,711,974                11,327,741               9,243,201

Weighted average common shares
    outstanding - diluted                          9,846,257                11,327,741               9,243,201

Basic earnings (loss) per share                         $.26                     ($.11)                  ($.03)
Diluted earnings (loss) per share                       $.25                     ($.11)                  ($.03)

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                          Accumulated
                                                               Additional                                   Other
                                   Comprehensive   Common       Paid-in        Treasury    Accumulated  Comprehensive
                                       Income       Stock       Capital         Stock        Deficit        Income         Total
                                       ------       -----       -------         -----        -------        ------         -----

Balance at December 31, 1996                       $ 8,950    $33,533,867                  ($3,546,081)    $2,454,138  $32,450,874

Issuance of shares in Exchange
  Offer                                              2,381         (2,381)
Comprehensive income
  Net loss for the year ended
    December 31, 1997              ($  268,992)                                               (268,992)                   (268,992)
  Other comprehensive income
  Foreign translation adjustment
     (inclusive of income
      tax expense of $111,000)         (25,176)                                                               (25,176)     (25,176)
                                   -----------
Comprehensive income               ($  294,168)
                                   -----------
Issuance of shares to EBIC
  shareholders                                          61            (61)
Acquisition of treasury                                                       ($209,451)                                  (209,451)
  stock
Expenses incurred in connection
  with Exchange Offer                                            (344,010)                                                (344,010)
                                                   -------    -----------   -----------    -----------     ----------  -----------
Balance at December 31, 1997                        11,392     33,187,415      (209,451)    (3,815,073)     2,428,962   31,603,245

Comprehensive income
  Net loss for the year ended
    December 31, 1998              ($1,275,150)                                             (1,275,150)                 (1,275,150)

  Other comprehensive income
  Foreign translation adjustment
  (net of income tax benefit
    of $163,348)                      (506,100)                                                              (506,100)    (506,100)
                                   -----------
Comprehensive income               ($1,781,250)
                                   ===========
Acquisition of treasury stock                                                   (18,481)                                   (18,481)

Redeemable preferred stock
  dividends                                                                                    (10,000)                    (10,000)
                                                   -------    -----------   -----------    -----------     ----------  -----------
Balance at December 31, 1998                        11,392     33,187,415      (227,932)    (5,100,223)     1,922,862   29,793,514
Comprehensive income
  Net income for the year ended
    December 31, 1999              $ 2,532,212                                               2,532,212                   2,532,212
  Other comprehensive income
  Foreign translation adjustment
    (inclusive of income tax
     benefit of $111,648)              359,974                                                                359,974      359,974
                                   -----------

Comprehensive income               $ 2,892,186
                                   ===========
Acquisition of treasury stock                                                (5,226,104)                                (5,226,104)
Redeemable preferred stock
  dividends                                                                                    (40,000)                    (40,000)
                                                   -------    -----------   -----------    -----------     ----------  -----------
Balance at December 31, 1999                       $11,392    $33,187,415   ($5,454,036)   ($2,608,011)    $2,282,836  $27,419,596
                                                   =======    ===========   ===========    ===========     ==========  ===========

        The accompanying notes are an integral part of these consolidated financial statement

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Year Ended
                                                                          ----------------------------------------------------------
                                                                          December 31,            December 31,          December 31,
                                                                              1999                    1998                  1997
                                                                          ------------            ------------          ------------
Cash flows from operating activities:
    Net income (loss)                                                       $2,532,212            ($1,275,150)           ($ 268,992)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                                         4,365,504              5,004,626             5,318,983
       Provision for doubtful accounts                                     (     8,492)                53,777                96,203
       Net loss (gain) on disposal of fixed assets                             173,635                 31,423            (   36,257)
       Gain on sale of exchange memberships                                                                              (    8,000)
       Undistributed losses (earnings) of unconsolidated subsidiaries        2,271,382            (   329,082)           (  646,233)
       Minority interest in consolidated subsidiaries                          244,597
       Imputed interest expense                                                 28,035                 57,556                83,959
       Deferred income taxes                                               ( 1,295,768)             1,957,221               222,733
    Change in assets and liabilities:
       Decrease (increase) in deposits with clearing organizations             320,643              1,931,334            (1,872,061)
       Decrease in receivable from broker-dealers and customers              2,253,197              3,268,139             8,932,584
       Decrease (increase) in securities owned                               2,098,821            ( 1,081,050)           (1,746,189)
       Decrease in prepaid expenses and other assets                           432,242                181,235               365,840
       Decrease in short-term bank loans                                                          ( 6,225,928)           (3,463,055)
       (Decrease) increase in payable to broker-dealer                     ( 1,867,561)             7,414,513            (1,256,792)
       Decrease in securities sold, not yet purchased                                             (   780,849)           (  943,682)
       (Decrease) increase in accounts payable and accrued liabilities     (   241,843)           ( 2,489,237)            1,329,824
       Decrease in accrued compensation payable                            ( 1,868,251)           ( 4,129,233)           (4,436,546)
       Increase (decrease) in income taxes payable                             360,883            ( 2,456,795)            2,480,599
                                                                           -----------            -----------            ----------
        Net cash provided by operating activities                            9,799,236              1,132,500             4,152,918
                                                                           -----------            -----------            ----------

Cash flows from investing activities:
    Purchase of fixed assets                                               ( 1,299,408)           ( 4,073,603)           (3,502,633)
    Proceeds from the sale of fixed assets                                     295,062                406,950               488,517
    Dividends received from equity affiliates                                   38,511                 36,771                58,520
    Net sale of exchange memberships                                                                                        148,000
    Proceeds from the sale of subsidiary                                                                                    322,622
                                                                           -----------            -----------            ----------
        Net cash used in investing activities                              (   965,835)           ( 3,629,882)           (2,484,974)
                                                                           -----------            -----------            ----------

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                               For the Year Ended
                                                                          December 31,            December 31,          December 31,
                                                                              1999                    1998                  1997
                                                                          ------------            ------------          ------------
Cash flows from financing activities:
     Cash contribution from minority interest                                3,691,972
     Dividend paid to minority interest                                    (   614,726)
     Net borrowings under revolving credit facility                            674,282
     Repayment of notes payable                                            ( 3,026,697)           ( 2,520,331)          ( 3,203,573)
     Issuance of notes payable                                                                                            2,140,000
     Issuance of redeemable preferred stock                                                         2,000,000
     Redeemable preferred stock dividends                                  (    40,000)           (    10,000)
     Repayment of obligations under capitalized leases                     (   421,081)           (   231,137)          (   397,717)
     Expenses incurred in connection with Exchange Offer                                                                (   344,010)
     Acquisition of treasury stock                                         ( 4,226,104)           (    18,481)          (   209,451)
                                                                           -----------            -----------           -----------

            Net cash used in financing activities                          ( 3,962,354)           (   779,949)          ( 2,014,751)
                                                                           -----------            -----------           -----------

Effect of exchange rate changes on cash                                         32,932                385,996               156,512
                                                                           -----------            -----------           -----------
            Net increase (decrease) in cash and cash
             equivalents                                                     4,903,979            ( 2,891,335)          (   190,295)

Cash and cash equivalents at beginning of year                              15,150,296             18,041,631            18,231,926
                                                                           -----------            -----------           -----------
Cash and cash equivalents at end of year                                   $20,054,275            $15,150,296           $18,041,631
                                                                           ===========            ===========           ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                         $   894,147            $ 1,032,853           $   768,270
     Income taxes paid                                                         934,184              2,773,146             2,124,722
     Non-cash financing activities:
            Capital lease obligations incurred                                 180,591
            Contribution of non-cash assets from minority interest           1,962,886
            Assumption of liabilities of minority interest                     247,508
            Issuance of notes payable to acquire treasury stock              1,000,000

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger").

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, and other offices in Geneva, Toronto and Mexico City, as well as correspondent relationships with other brokers throughout the world. EBIC and its subsidiaries and affiliates currently comprise substantially all of MFGI's business and assets.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Certain reclassifications have been made to the 1998 and 1997 balances to conform with the current year presentation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition:

Commission income and related expenses are recognized on a trade date basis.

Revenue from the sale of financial information is included in other income and is recognized on a pro-rata basis over the terms of the respective agreements. Any payments received in advance are deferred and are included in accounts payable and accrued liabilities.

Securities transactions:

Securities transactions are recorded on a trade date basis.

Securities owned are carried at market value, with unrealized gains and losses reflected in operations.

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

Intangible assets:

Intangible assets principally include the values assigned to customer lists and are being amortized on a straight-line basis over their estimated useful lives, which approximate 15 years. Accumulated amortization of intangible assets aggregated approximately $8,397,000 and $7,987,000 at December 31, 1999 and 1998, respectively.

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

Foreign currency translation:

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates during the year.

Gains and losses on foreign currency translation of the financial statements of operations whose functional currency is other than the U.S. dollar, together with related hedges and tax effects and the effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as foreign translation adjustments in the accumulated other comprehensive income section of stockholders' equity. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the related operating subsidiary's functional currency are recorded in operations.

Fair value of financial instruments:

The financial instruments of the Company are reported in the consolidated statements of financial condition at market values or at carrying amounts that management estimates approximate fair values as such financial instruments are short-term in nature or bear interest at rates approximating current market rates.

Income taxes:

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary timing differences between the recognition of tax effects for financial statement purposes and income tax reporting purposes by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce a deferred tax asset to only that portion that is judged more likely than not to be realized.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting developments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management is currently assessing the effect, if any, SFAS 133 will have on the Company's consolidated results of operations and financial position.

NOTE 3 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1999 and 1998 and 1997:

                                                            1999               1998               1997
                                                            ----               ----               ----
Numerator (basic and diluted calculation):
Net income (loss)                                        $2,532,212        ($1,275,150)       ($  268,992)
Less redeemable preferred stock dividends                (   40,000)       (    10,000)
                                                         ----------        -----------        -----------
    Net income (loss) available to common
       stockholders                                       2,492,212        ( 1,285,150)       (   268,992)
Denominator:
Weighted average common shares
    outstanding (basic calculation)                       9,711,974         11,327,741          9,243,201
Dilutive effect of stock options                            134,283
                                                         ----------        -----------        -----------
Diluted weighted average common shares
    outstanding (diluted calculation)                     9,846,257         11,327,741          9,243,201
Earnings (loss) per share:
    Basic                                                       .26               (.11)              (.03)
    Diluted                                                     .25               (.11)              (.03)
Antidilutive common stock equivalents:
    Options                                                  85,000          1,650,000          1,245,000
    Warrants                                                734,980            734,980            734,980

NOTE 4 - DEPOSITS WITH CLEARING ORGANIZATIONS:

Deposits with clearing organizations at December 31, 1999 and 1998 are comprised of the following:

                                            December 31, 1999          December 31, 1998
                                            -----------------          -----------------
Cash                                           $  388,207                 $  402,452
U.S. Treasury obligations                       6,412,183                  6,718,581
                                               ----------                 ----------
                                               $6,800,390                 $7,121,033
                                               ==========                 ==========

Pursuant to its membership in the Government Securities Clearing Corporation ("GSCC"), Maxcor Financial Inc. ("MFI"), a U.S. broker-dealer subsidiary, is required to maintain a minimum deposit of $5,000,000. The balance of the deposits is required pursuant to MFI's clearing firm relationships.

NOTE 5 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:

At December 31, 1999 and 1998, receivable from and payable to broker-dealers and customers consist of the following:

                                                 December 31, 1999                 December 31, 1998
                                             -------------------------         -------------------------

                                             Receivable       Payable           Receivable      Payable
                                            -----------     ----------         -----------    ----------
Commissions receivable                      $15,047,677     $                  $15,453,109    $
Receivable from clearing firm                   980,230                          1,104,715
Payable to clearing firm                                     5,977,929                         7,845,490
                                            -----------     ----------         -----------    ----------

                                            $16,027,907     $5,977,929         $16,557,824    $7,845,490
                                            ===========     ==========          ==========    ==========

The Company clears its matched riskless principal brokerage transactions and its municipal securities trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements. The receivable from clearing firm primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm represents the net amount owed for financing the Company's municipal securities positions. The clearing agreements provide the clearing firms a lien on the Company's property held by them to secure the Company's liabilities and obligations under the clearing agreements. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $715,000 and $669,000 at December 31, 1999 and 1998 respectively.

NOTE 6 - SECURITIES OWNED:

Securities owned primarily reflect municipal securities positions taken in connection with the Company's municipal securities business.

Trading gains on municipal securities of approximately $1,215,000, $954,000 and $691,000 for the years ended December 31, 1999, 1998 and 1997 respectively, have been included in other income in the consolidated statements of operations.

NOTE 7 - EQUITY AFFILIATES AND MINORITY INTERESTS:

Yagi Euro Nittan Corporation:

The Company's equity in affiliated company at December 31, 1999 and 1998 consists of its 15% equity interest in Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation, which operates the business of a broker of money market and forward foreign exchange products in Tokyo and is the Company's partner in a Tokyo-based derivatives broking partnership ("Tokyo Partnership"). Effective January 1, 2000, Yagi Euro completed an agreement to contribute its money market and forward foreign exchange businesses to a 50-50 joint venture with Nittan Exco Ltd. ("Nittan"). In anticipation of this transaction Yagi Euro incurred significant employee severance costs and disposed of certain fixed assets during the year ended December 31, 1999. Included in loss from equity affiliates for the year ended December 31, 1999 is the Company's share of these costs on an after-tax basis of approximately $1,031,000.

Summarized financial information for Yagi Euro at and for the years ended December 31, 1999 and 1998 is as follows:

                                           1999                    1998
                                           ----                    ----

           Total assets                $ 20,165,937          $ 29,034,031
           Total liabilities              9,526,924             9,466,697
           Revenues                       6,097,720             4,719,847
           Net (loss) income            (10,510,960)              653,833

Tokyo Partnership:

The results of operations of the Tokyo Partnership are consolidated in the Company's consolidated financial statements with Yagi Euro's interest presented as minority interest.

Effective January 1, 2000, the Tokyo Partnership executed an agreement to merge its operations with the off-balance sheet operations of Nittan. This transaction reduced the Company's direct interest in the expanded Tokyo Partnership to 40% and reduced Yagi Euro's interest to 30%, with Nittan acquiring the remaining 30% interest. As a result of this transaction the Company will record a one-time, after-tax gain of approximately $1.5 million in the first quarter of 2000.

Euro Brokers Finacor Limited:

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. This transaction combined the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandanavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously therewith, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The equity and results of operations for EBFL are consolidated in the Company's consolidated financial statements with Monecor's interest presented as minority interest.

NOTE 8 - RESTRUCTURING COSTS:

During the year ended December 31, 1999, the Company incurred certain restructuring costs in connection with the anticipated expansion of the Tokyo Partnership (see Note 7) and the closing of certain departments within the commodity derivatives brokerage group. These costs are detailed as follows:


           Employee severance costs                    $  533,980
           Write-off of leasehold improvements            173,913
           Occupancy costs                                171,000
           Other                                          150,000
                                                       ----------
                                                       $1,028,893
                                                       ==========

All of the amounts represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. The total restructuring reserve of $321,000 at December 31, 1999, representing the unpaid portion of the costs noted above, is expected to be fully paid during 2000.

NOTE 9 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Furniture, equipment and leasehold improvements at December 31, 1999 and 1998 are summarized below:

                                                        December 31, 1999         December 31, 1998
                                                        -----------------         -----------------
           Furniture and telephone equipment                $13,801,005               $13,785,296
           Leasehold improvements                             7,314,529                 7,690,009
           Computer and related equipment                    14,517,260                13,683,614
           Automobiles                                          764,370                 1,025,295
                                                            -----------               -----------
                                                             36,397,164                36,184,214
           Less - Accumulated depreciation
                    and amortization                         29,437,595                26,165,612
                                                            -----------               -----------
                                                            $ 6,959,569               $10,018,602
                                                            ===========               ===========

NOTE 10 - OBLIGATIONS UNDER CAPITALIZED LEASES:

The Company has purchased automobiles and telecommunications equipment under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1999:

          For the Year Ending December 31,
          2000                                                 $264,143
          2001                                                  276,227
          2002                                                   24,435
                                                                -------
          Total minimum lease payments                          564,805

          Less: amount representing interest                     71,438
                                                                -------
          Present value of total minimum lease payments        $493,367
                                                               ========

The gross amounts of assets under capitalized leases are approximately $949,000 and $1,215,000 at December 31, 1999 and 1998, respectively. Such amounts are principally automobiles and are included in furniture, equipment and leasehold improvements in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $174,000, $221,000 and $297,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11 - BORROWING ARRANGEMENTS:

Loan Payable:

On June 17, 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a revolving credit facility of up to $5 million which expires on June 17, 2004. The facility is secured by substantially all of EBI's assets. The borrowing availability under the facility (which approximated $2.5 million at December 31, 1999) is determined based upon the level and condition of EBI's billed accounts receivable. The agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under the facility bear interest at a variable rate based upon the published rate for 30-day dealer placed commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of the facility.

Notes Payable:

Notes payable at December 31, 1999 and 1998 consist of the following:

                                           December 31, 1999     December 31, 1998
                                           -----------------     -----------------
6-1/8% notes issued in connection
     with the acquisition of
     predecessor business                     $                    $2,088,336
7.9% note secured by certain
     equipment                                 1,299,870            1,736,506
10% notes issued in connection with
     the repurchase of common stock              500,000
                                              ----------           ----------
                                              $1,799,870           $3,824,842
                                              ==========           ==========

The final installment of approximately $2.1 million on the notes issued in connection with the acquisition of the predecessor business of EBIC was made on November 30, 1999. These notes were adjusted for financial reporting purposes to reflect imputed interest at fair market rates at the time of issuance of 7.71%.

The 7.9% note secured by certain equipment was issued in December 1997 to GECC. This note is secured by all equipment owned by EBI and is payable in monthly installments (including interest) of $46,545 through December 2001 and $27,482 thereafter through December 2002.

The 10% notes were issued to investment partnerships of the venture capital group, Welsh, Carson, Anderson & Stowe ("WCAS") on June 17, 1999 in connection with the Company's repurchase of common stock (see Note 14) and mature on June 16, 2000. As security for these notes, 571,429 of the repurchased treasury shares have been deposited in an escrow account and will be released upon repayment.

NOTE 12 - EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $269,800, $366,000 and $361,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

NOTE 13 - INCOME TAXES:

Income before provision for income tax and minority interest was taxed under the following jurisdictions:

                                                For the Year Ended
                        December 31, 1999       December 31, 1998        December 31, 1997
                        -----------------       ------------------       -----------------
     Domestic              $3,215,299              $  606,080               $  625,936
     Foreign                  366,669               3,324,385                6,261,321
                           ----------              ----------               ----------
        Total              $3,581,968              $3,930,465               $6,887,257
                           ==========              ==========               ==========

The components of the provision for income taxes are as follows:

                                                For the Year Ended
                        ------------------------------------------------------------------
                        December 31, 1999       December 31, 1998        December 31, 1997
                        -----------------       ------------------       -----------------
Current
     Federal               $   69,609              ($  387,836)             $1,623,627
     State and local       (   16,163)                  61,619              (  672,374)
     Foreign                2,375,561                2,060,265               4,614,209
                           ----------              -----------              ----------
        Total               2,429,007                1,734,048               5,565,462
                           ----------              -----------              ----------
 Deferred
     Federal               (  867,118)             (   136,824)             (  114,331)
     State and local       (   32,809)                 142,413                  31,265
     Foreign               (  412,949)               2,211,008                 275,501
                           ----------              -----------              ----------
                           (1,312,876)               2,216,597                 192,435
                           ----------              -----------              ----------
        Total              $1,116,131               $3,950,645              $5,757,897
                           ==========              ===========              ==========

Deferred tax assets (liabilities) are comprised of the following:

                                            December 31, 1999        December 31, 1998
                                            -----------------        -----------------
Assets
     Bad debt reserve                             $  231,004               $  212,346
     Occupancy reserves                              545,979                  467,668
     Deferred compensation                                                    349,444
     Miscellaneous reserves                          723,060                  614,707
     Depreciation and amortization                 1,293,211                1,092,876
     Unrealized losses                               370,686
     State and local net
       operating losses                              832,662                  501,262
     Foreign tax credits                           1,007,117                  494,280
     Deferred tax asset
       valuation allowance                        (1,251,334)              (1,289,602)
                                                  ----------               ----------

Gross deferred tax assets, after
       valuation allowance                        $3,752,385               $2,442,981
                                                  ==========               ==========

Liabilities
     Unrealized foreign exchange gain            ($  138,584)              $
     Other                                       (   384,468)              (  495,636)
                                                 -----------               ----------
        Gross deferred tax liabilities           ($  523,052)              ($ 495,636)
                                                 ===========               ==========

The valuation allowance for deferred tax assets has been established for a portion of foreign tax credit carryforwards, state and local net operating losses ("NOLs") and assets arising from various timing differences, due to the uncertainty regarding their realizability. Foreign tax credit carryforwards of approximately $165,000, $329,000 and $513,000 expire in the years ended December 31, 2002, 2003 and 2004, respectively. NOLs approximating $1,449,000, $2,941,000 and $72,000 expire in the years ended 2012, 2013 and 2014, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                                              For the Year Ended
                                                         December 31,            December 31,           December 31,
                                                            1999                    1998                    1997
                                                         ------------         ------------------        ------------
  Tax at U.S. statutory rate                             $1,217,869              $1,336,358             $2,341,667
  Increase (decrease) in tax resulting from:
      Higher effective rates on earnings
         of foreign operations and tax
         benefit of foreign losses not
         recognized                                       1,227,721               1,084,309              1,835,074
      Nondeductible meals and
         entertainment                                    1,050,462               1,429,700              1,792,990
      Reduction of income tax reserves                   (1,200,000)
      Non-taxable interest income                        (   86,618)
      Reduction of deferred tax asset
         valuation allowance                             (  971,536)
      State and local taxes, net                         (   49,022)                204,032              ( 423,060)
      Other                                              (   27,745)             (  103,754)               211,226
                                                         ----------              ----------              ---------

                                                         $1,161,131              $3,950,645             $5,757,897
                                                         ==========              ==========             ==========

NOTE 14 - STOCKHOLDERS' EQUITY:

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

Common stock and warrants:

At December 31, 1996, following the Merger, the Company had outstanding 8,949,656 shares of common stock, 7,566,625 Series B redeemable common stock purchase warrants ("Series B warrants") issued in connection with the Merger and 7,566,666 warrants issued in connection with the Company's 1994 initial public offering ("IPO warrants"). Both series of warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share, expire on November 30, 2001 and are redeemable at a price of $.01 per warrant upon 30 days notice at any time, but only if the last sale price of the common stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

On November 1, 1997, the Company consummated an exchange offer ("Exchange Offer"), on the basis of 0.1667 of a share of common stock for each warrant, pursuant to which it issued an aggregate of 2,380,975 shares of common stock in exchange for 14,283,296, or approximately 95.1%, of the then outstanding warrants (6,880,718 of the IPO warrants and 7,402,578 of the Series B warrants).

In May 1997, the Company acquired treasury stock consisting of 61,638 newly issued shares of common stock and 115,015 Series B warrants. During the fourth quarter of 1997, the 115,015 Series B warrants were cancelled and returned to authorized but unissued status. In August 1998, the Company acquired 6,849 shares of common stock and on June 17, 1999 the Company repurchased 2,986,345 shares of its common stock from WCAS investment partnerships for $5,226,104, or $1.75 per share.

As a result of the foregoing activity, at December 31, 1999 and 1998 the Company had outstanding 8,337,437 and 11,323,782 shares of common stock, respectively, and held 3,054,832 and 68,487 shares of common stock in treasury, respectively.

At December 31, 1999 and 1998, the Company also had outstanding 685,948 IPO warrants and 49,032 Series B warrants.

At December 31, 1999 and 1998, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been and may be granted pursuant to the Company's 1996 Stock Option Plan. (see Note 15)

NOTE 15 - STOCK OPTION PLAN:

The Company's 1996 Stock Option Plan, as amended (the "Plan"), provides for the granting of stock options, in the form of incentive stock options ("ISOs") and non-qualified stock options, to directors, executive officers and key employees of the Company and its subsidiaries, as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of common stock are available under the Plan. In the case of ISOs, the duration of the option may not exceed ten years (five years for a 10% or more stockholder) and the exercise price must be at least equal to the fair market value of a share of common stock on the date of grant (110% of the fair market value for a 10% or more stockholder). Employee options granted to date generally are ISOs and vest and become exercisable in equal installments on each anniversary of the date of the grant for periods of four or five years. Non-employee director options granted to date are non-qualified stock options and vest in equal 50% installments on the dates that are six and twelve months following the date of grant. Under the Plan, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                   December 31, 1999                   December 31, 1998                 December 31, 1997
                              ---------------------------           -------------------------           ---------------------------

                                                 Weighted                            Weighted                              Weighted
                                                  Average                             Average                               Average
                              Number of          Exercise           Number of        Exercise           Number of          Exercise
                               Shares              Price             Shares            Price              Shares             Price
                              ---------          --------           ---------        --------           ---------          --------
Outstanding at
   beginning of year          1,650,000            2.00             1,245,000          5.07             1,260,000            5.07
Granted                          85,000            2.46               485,000          2.00                45,000            4.90
Canceled                     (   65,000)           2.00            (   80,000)         5.00            (   60,000)           4.90
                             ----------            ----            ----------          ----            ----------            ----
Outstanding
   at end of year             1,670,000            2.03             1,650,000          2.00             1,245,000            5.07
                             ==========            ====            ==========          ====            ==========            ====
Exercisable
   at end of year               898,000            2.00               521,000          2.00               292,000            5.08
                             ==========            ====            ==========          ====            ==========            ====
Weighted average
   fair value of options
   granted during the
   year                            1.69                                  1.21                                1.20
                             ==========                            ==========                          ==========

On August 6, 1998 the exercise price of outstanding stock options (1,165,000) was reset to $2.00 per share, which exceeded the market value of the Company's common stock on August 6, 1998. As a result of this repricing and the fact that substantially all stock options subsequently granted during 1998 were at an exercise price of $2.00 per share, at December 31, 1998, outstanding stock options had a weighted average exercise price of approximately $2.00 per share.

As allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. Accordingly, the Company has not recognized any compensation cost associated with the Plan since the market prices of the underlying stock were not greater than the exercise prices on the grant dates. As required by SFAS 123, however, the Company has disclosed below its approximate pro forma net income (loss) and earnings (loss) per share if compensation costs under the Plan had been recognized using the fair value method of SFAS 123. Because stock options under the Plan have characteristics significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for 1999, 1998 and 1997 with the following weighted average assumptions: expected volatility of 81%, 66% and 33%, respectively; risk free interest rate of 6.09%, 5.44% and 6.16%, respectively; and an expected option life of five years.

                                                                               For the Year Ended
                                                            December 31,          December 31,            December 31,
                                                               1999                  1998                    1997
                                                            ------------          ------------            ------------
Net income (loss)                        As reported         $2,532,212           ($1,275,150)             ($268,992)
                                         Pro forma            1,892,868           ( 1,768,764)             ( 745,211)

Basic earnings (loss) per share          As reported                .26           (       .11)             (     .03)
                                         Pro forma                  .19           (       .16)             (     .08)

Diluted earnings (loss) per share        As reported                .25           (       .11)             (     .03)
                                         Pro forma                  .19           (       .16)             (     .08)

NOTE 16 - COMMITMENTS:

The Company is obligated under certain non-cancelable leases for office space and telecommunication services.

The Company has executed various operating leases in respect of premises which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases. The Company is currently subleasing portions of certain leased premises.

Future minimum rental commitments for operating leases (exclusive of payments post-dating lease-break options available to the Company), net of sublease income, approximate the following:

                        Minimum               Minimum
                        Rental                Sublease
   Year                 Payments               Income                  Net
   ----                 --------              --------                 ---
   2000               $ 9,677,638            $  840,457            $ 8,837,181
   2001                 5,635,259               824,449              4,810,810
   2002                 4,796,485               824,449              3,972,036
   2003                   834,302                                      834,302
   2004                   329,236                                      329,236
                      -----------            ----------            -----------
                      $21,272,920            $2,489,355            $18,783,565
                      ===========            ==========            ===========

NOTE 17 - CONTINGENCIES:

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

The Company has received demands from the Department of Social Security ("DSS") in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to employee bonuses paid during the period from August 1994 to February 1998 in the amount of approximately 1.7 million pounds sterling (approximately $2.8 million). The Company has formally challenged these demands as it feels the respective bonus payment methods used did not require NIC payments under existing legislation. Based upon its current level of reserves, management does not anticipate the ultimate outcome of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 18 - COUNTERPARTY RISK:

In the normal course of its business, certain securities transactions brokered by the Company are introduced to and settled by the Company's clearing firms. In the event of non-performance by a counterparty to such transactions, the Company may be responsible to meet obligations incurred by such non-performance. The Company and its clearing firms have a policy of reviewing, on an ongoing basis, the credit standing of the Company's customers, which are primarily major financial institutions.

NOTE 19 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR TRADING PURPOSES:

The Company, from time to time, sells financial futures contracts as a means of managing market risk on municipal securities positions held. Financial futures contracts are exchange traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount of a financial instrument at a specified future date and price. Maintaining a financial futures contract requires the Company to deposit margin with its clearing broker as security for its obligations. Financial futures contracts provide for daily cash settlements with gains or losses based upon fluctuations in market value included in trading gains on municipal securities transactions (see Note 6). Open equity in financial futures contracts is recorded as receivable from and payable to broker-dealers and customers as applicable. At December 31, 1999 and 1998 the Company had no financial futures contracts outstanding.

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR PURPOSES OTHER THAN TRADING:

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

The notional amounts of the Company's foreign currency forward contracts at December 31, 1999 and 1998 is detailed below:

                                                        1999            1998
                                                        ----            ----
Sell Japanese yen/buy U.S. dollars                   $               $1,735,000
Sell U.S. dollars/buy British pounds sterling         2,400,000       3,000,000

NOTE 21 - NET CAPITAL REQUIREMENTS:

MFI, as a U.S. broker-dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the GSCC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At December 31, 1999, MFI's regulatory net capital was approximately $12,710,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,460,000.

NOTE 22 - INCREASED TRADING VOLUME:

During the four trading-day period of October 23, 1997 through October 28, 1997, the Company experienced up to an approximately five-fold increase in the typical daily trading volume of the emerging market debt securities it brokers, together with unprecedented price volatility in such securities. As a result, the Company and its clearing firms experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades. Although the temporary increase in volume generated additional commission income, the delays, backlogs and disputes resulted in additional costs for the Company, aggregating to approximately $6,000,000, principally consisting of payments related to settlement of disputes, interest claims by customers and financing charges from clearing firms. Such payments have been reflected as a reduction of commission income in the consolidated statements of operations for the year ended December 31, 1997.

NOTE 23 - SEGMENT REPORTING:

In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company has defined its operating segments based upon geographic location. Although each segment is engaged in the inter-dealer brokerage business, they are managed separately since each geographic region operates in unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Japan, Switzerland and Canada. United States amounts are principally derived from the Company's New York office, but include the balances for all its U.S. based operations. Japan amounts include the consolidated results of operations of the Tokyo Partnership and United Kingdom amounts include the consolidated balances for EBFL. Switzerland amounts are derived from the Company's Geneva office which commenced operations in July 1998. Other geographic segments which do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

The accounting policies of the segments are the same as those described in Note
2.

                             United           United                       Switzer-                          All
                             States          Kingdom           Japan         land            Canada         Other           Total
                             ------          -------           -----       -------           ------         -----           -----
1999

Commission
  income                  $72,366,091      $54,155,703      $20,259,059   $3,180,648     $ 933,568    $2,256,272       $153,151,341
Interest income             1,781,438          586,927           64,915          679         7,977         2,985          2,444,921
Interest expense              841,737          554,594            2,916                        109                        1,399,356
Depreciation and
  amortization              2,824,531        1,240,339                        69,501        47,974       183,159          4,365,504
Provision for
  income taxes            (    11,521)         783,623          153,500       64,718    (   34,340)      160,151          1,116,131
Loss from
  unconsolidated
  affiliates              ( 1,576,644)                                                                                (   1,576,644)
Net income (loss)           1,769,869     (    163,594)         766,622      494,433    (   85,353)   (  249,765)         2,532,212
Assets                     67,032,170       25,184,192        8,270,218    1,109,637       466,486     1,628,390        103,691,093
Capital
  expenditures                741,064          500,969                                         269        57,106          1,299,408

                             United           United                       Switzer-                         All
                             States          Kingdom           Japan         land            Canada         Other           Total
                             ------          -------           -----       -------           ------         -----           -----
Investment in
  unconsolidated
  affiliates                1,595,852                                                                                     1,595,852

1998

Commission
  income                  $78,832,769      $42,354,005      $23,172,310     $831,970    $1,280,407   $ 2,821,561       $149,293,022
Interest income             1,875,942          541,652          337,004                      5,714         2,888          2,763,200
Interest expense            1,295,220          789,970           19,754                                                   2,104,944
Depreciation and
  amortization              2,869,495        1,877,927                        10,904        68,766       177,534          5,004,626
Provision for
   income taxes               243,326           45,567        3,510,831        2,307    (    1,143)      149,757          3,950,645
Income from
  unconsolidated
  affiliates              (    19,925)                                                                                 (     19,925)
Net (loss) income         (   506,071)     ( 2,375,260)       1,920,758     ( 93,451)   (  459,440)      238,314       (  1,275,150)
Assets                     76,188,122       21,984,556        7,548,750    1,140,517       564,829     2,048,939        109,475,713
Capital
  expenditures              2,405,177        1,282,038                       246,243        46,144        94,001          4,073,603
Investment in
  unconsolidated
  affiliates                2,935,100                                                                                     2,935,100

1997

Commission
  income                  $84,313,196      $51,478,803      $22,865,358                 $2,800,872   $ 2,009,209       $163,467,438
Interest income             2,000,642          485,142          101,470                     12,456         3,187          2,602,897
Interest expense              808,833          911,896            4,653                                                   1,725,382
Depreciation and
  amortization              2,671,647        2,198,062                                     326,448       122,826          5,318,983
Provision for income
  taxes                       703,814          573,899        4,396,558                                   83,626          5,757,897
Income from
  unconsolidated
  affiliates                  191,771                                                                                       191,771
Net income (loss)             260,663      ( 1,010,821)       1,763,005                 (1,413,804)      131,965       (    268,992)
Assets                     82,574,464       24,528,695       10,084,590                  1,352,458     3,096,351        121,636,558
Capital
  expenditures              1,996,364          799,469                                     319,824       386,976          3,502,633
Investment in
  unconsolidated
  affiliates                2,606,987                                                                                     2,606,987

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                                     1999                      1998                       1997
                                                 -----------               ------------               ------------
Interest income:
Total for reportable segments                   $  2,441,936               $  2,760,312                $  2,599,710
Other interest                                         2,985                      2,888                       3,187
Elimination of intersegment
  interest income                               (    565,421)               ( 1,025,797)               (    884,798)
                                                ------------               ------------                ------------
  Consolidated total                            $  1,879,500               $  1,737,403                $  1,718,099
                                                ============               ============                ============

Interest expense:
Total for reportable segments                   $  1,399,356               $  2,104,944                $  1,725,382
Elimination of intersegment
  interest expense                              (    565,421)               ( 1,025,797)                  ( 884,798)
                                                ------------               ------------                ------------
  Consolidated total                            $    833,935               $  1,079,147                $    840,584
                                                ============               ============                ============

Assets:
Total for reportable segments                   $102,062,703               $107,426,774                $118,540,207
Other assets                                       1,628,390                  2,048,939                   3,096,351
Elimination of intersegment
  receivables                                   ( 15,558,510)              ( 17,842,245)               ( 20,779,815)
Elimination of investments in
  other segments                                ( 15,664,625)              ( 16,363,803)               ( 14,325,230)
                                                ------------               ------------                ------------
  Consolidated total                            $ 72,467,958               $ 75,269,665                $ 86,531,513
                                                ============               ============                ============

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 1999 and 1998:

                                                                            For the Three Months Ended:

                                               March 31                  June 30               September 30             December 31
                                              -----------              -----------             ------------             -----------
1999

Revenues                                      $45,210,343              $40,986,820             $38,349,256              $32,783,697
Income before provision for income
    taxes and minority interest                 4,256,236                2,035,345                 642,671              ( 3,352,284)
Net income (loss)                               1,573,800                1,047,003               1,047,599              ( 1,136,190)
Weighted average common shares
    outstanding-basic                          11,323,782               10,897,161               8,337,437                8,337,437
Weighted average common shares
    outstanding-diluted                        11,323,782               10,906,069               8,698,564                8,337,437
Basic earnings (loss) per share                       .14                      .10                     .12                     (.14)
Diluted earnings (loss) per share                     .14                      .10                     .12                     (.14)

1998

Revenues                                      $39,815,633              $39,739,274             $39,016,653              $33,248,255
Income before provision for income
     taxes and minority interest                  593,710                1,580,594               1,643,273                  112,888
Net (loss) income                                (804,290)                   4,124                  65,770                 (540,754)
Weighted average common shares
    outstanding-basic                          11,330,631               11,330,631              11,326,015               11,323,782
Weighted average common shares
    outstanding-diluted                        11,330,631               11,330,631              11,326,015               11,323,782
Basic (loss) earnings per share                      (.07)                     .00                     .01                     (.05)
Diluted earnings (loss) per share                    (.07)                     .00                     .01                     (.05)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                           Description
-----------                           -----------

 2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation ("EBIC"), without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form 10-Q"))

 2.2 Registration Rights Agreement, dated as of August 16, 1996, by and among the Registrant and the persons listed in Annexes I, II and III thereto (the "Registration Rights Agreement") (incorporated by reference to Exhibit 2.5 of the Registrant's Current Report on Form 8-K, dated August 16, 1996)

 2.2a            Amendment,  dated as of June  17,  1999,  to the  Registration
                 Rights Agreement*

 2.3 Securities Purchase Agreement, dated as of March 24, 1999, by and among the Registrant, Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS VI") and WCAS Information Partners, L.P. ("WCAS Info") (incorporated herein by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-K")

 2.4 Escrow Agreement, dated as of March 24, 1999, by and among the Registrant, WCAS VI, WCAS Info and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 2.4 of the 1998 Form 10-K)

 2.5 Sale and Purchase Agreement, dated 21 December 1998, by and among Euro Brokers International Limited, Euro Brokers Holdings Limited, Monecor (London) Limited and Finacor Peter, without schedules (incorporated herein by reference to Exhibit 2.5 of the 1998 Form 10-K)

 3.1             Amended  and  Restated  Certificate  of  Incorporation  of the
                 Registrant*

 3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 Form 10-K"))

 4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994 ("Amendment No. 1"))

 4.2             Form   of   Redeemable    Common   Stock   Purchase    Warrant
                 (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1)

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

 10.2 Supplement No. 1 to the NY Lease, dated March 21, 1993 (incorporated herein by reference to Exhibit 10.2 of the 1996 Form 10-K)

 10.3 Supplement No. 2 to the NY Lease, dated July 1, 1994 (incorporated herein by reference to Exhibit 10.3 of the 1996 Form 10-K)

 10.4 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

 10.5 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated by reference to Exhibit 10.5 of the 1998 Form 10-K)

 10.6+           The Registrant's 1996 Stock Option Plan, as amended*

 10.7+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.7 of the 1998 Form 10-K)

 10.8+ Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Keith Reihl (incorporated herein by reference to Exhibit 10.8 of the 1998 Form 10-K)

 10.9+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Roger Schwed (incorporated herein by reference to Exhibit 10.9 of the 1998 Form 10-K)

 10.10+ Employment Agreement, dated 1 September 1998, by and between Euro Brokers International Limited and Robin Adrian Clark (incorporated herein by reference to Exhibit 10.10 of the 1998 Form 10-K)

 10.11+ Employment Agreement, dated as of August 14, 1998, by and between Euro Brokers Investment Corporation and Walter E. Dulski (incorporated herein by reference to Exhibit 10.11 of the 1998 Form 10-K)

 10.12+ Employment Agreement, dated as of May 4, 1998, by and between Euro Brokers Inc. and Steven Vigliotti*

 10.13 Agreement for Securities Clearance Services, dated May 9, 1999, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) (1)

 21              Subsidiaries of the Registrant*

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