Form 10-Q
period 2000-03-31
MAXCOR FINANCIAL GROUP INC
filed 2000-05-15
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000



                         Commission File Number 0-25056



                           MAXCOR FINANCIAL GROUP INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                              59-3262958
-------------------------------                         -----------------------
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

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 12, 2000 was 8,337,437.


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




                               Page 2 of 23 Pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)





                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)







                               Page 3 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              March 31, 2000          December 31, 1999
                                                              --------------          -----------------
                                                                (unaudited)
    ASSETS
    Cash and cash equivalents                                  $ 16,697,601             $ 20,054,275

     Deposits with clearing organizations                         6,884,986                6,800,390

    Receivable from broker-dealers and customers                 20,901,222               16,027,907

    Securities owned                                              2,935,441                9,479,694

    Prepaid expenses and other assets                             6,788,270                7,011,145

    Deferred tax asset                                            3,008,402                3,752,385

    Equity in affiliated companies                                1,706,489                1,595,852

    Furniture, equipment and leasehold improvements               6,945,406                6,959,569

    Intangible assets                                               684,238                  786,741
                                                               ------------             ------------

        Total assets                                           $ 66,552,055             $ 72,467,958
                                                               ============             ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 4 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                                             March 31, 2000          December 31, 1999
                                                                             --------------          -----------------
                                                                               (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY:
    ------------------------------------

    Liabilities:
        Payable to broker-dealer                                                $                       $ 5,977,929
        Accounts payable and accrued liabilities                                   13,737,044            14,924,573
        Accrued compensation payable                                               11,792,506            13,046,001
        Loan payable                                                                1,232,984               674,282
        Income taxes payable                                                          516,247               723,392
        Deferred taxes payable                                                        516,613               523,052
        Obligations under capitalized leases                                          435,545               493,367
        Notes payable                                                               2,003,691             1,799,870
                                                                                 ------------           -----------

                                                                                   30,234,630            38,162,466
                                                                                  -----------           -----------

    Minority interest in consolidated subsidiary                                    4,701,766             4,885,896
                                                                                 ------------           -----------

    Redeemable preferred stock:
      Series B, 2% cumulative, stated value $1,000;
        2,000 shares issued at March 31, 2000 and
        December 31, 1999                                                           2,000,000             2,000,000

    Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares authorized; 2,000 shares of Series B issued at March 31, 2000 and December 31, 1999, reported above

    Common stock, $.001 par value; 30,000,000 shares
        authorized, 11,392,269 shares issued at March 31, 2000
        and December 31, 1999                                                          11,392                11,392
        Additional paid-in capital                                                 33,187,415            33,187,415
        Treasury stock at cost; 3,054,832 shares of common
        stock held at March 31, 2000 and December 31, 1999                         (5,454,036)           (5,454,036)
        Accumulated deficit                                                          (354,676)           (2,608,011)
        Accumulated other comprehensive income:
           Foreign translation adjustments                                          2,225,564             2,282,836
                                                                                  -----------           -----------

           Total stockholders' equity                                              29,615,659            27,419,596
                                                                                  -----------           -----------

           Total liabilities and stockholders' equity                             $66,552,055           $72,467,958
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


                               Page 5 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   For the Three Months Ended
                                                                              March 31, 2000      March 31, 1999
                                                                              --------------      --------------
    Revenue:
      Commission income                                                        $40,634,023          $44,412,112
      Interest income                                                              421,713              355,993
      Other income                                                               2,632,484              442,238
                                                                               -----------          -----------

                                                                                43,688,220           45,210,343
                                                                               -----------          -----------
    Costs and expenses:
      Payroll and related costs                                                 29,771,872           29,209,821
      Communication costs                                                        3,520,304            3,880,411
      Travel and entertainment                                                   2,106,902            2,076,404
      Occupancy costs                                                            1,178,376            1,539,914
      Depreciation and amortization                                                956,615            1,214,668
      Clearing fees                                                                841,521              986,361
      Restructuring costs                                                          238,400
      Interest expense                                                             138,807              205,188
      General, administrative and other  expenses                                1,461,563            1,829,197
                                                                               -----------          -----------

                                                                                40,214,360           40,941,964
                                                                               -----------          -----------

    Subtotal                                                                     3,473,860            4,268,379

    Income (loss) from equity affiliate                                            113,686              (12,143)
                                                                               -----------          -----------
    Income before provision for income taxes
      and minority interest                                                      3,587,546            4,256,236

    Provision for income taxes                                                   1,501,918            1,810,238
                                                                               -----------          -----------

    Income before minority interest                                              2,085,628            2,445,998

    Minority interest in loss (income) of consolidated
      subsidiaries                                                                 177,707             (872,198)
                                                                               -----------          -----------
    Net income                                                                $  2,263,335       $    1,573,800
                                                                              ============       ==============

    Weighted average  common shares outstanding - basic                          8,337,437           11,323,782

    Weighted average  common shares outstanding - diluted                        8,618,880           11,323,782

    Basic earnings per share                                                  $        .27       $          .14

    Diluted earnings per share                                                $        .26       $          .14


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 6 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIODS ENDED DECEMBER 31, 1999 AND MARCH 31, 2000

                                                                                                           Accumulated
                                                               Additional                                     Other
                               Comprehensive      Common        Paid-In       Treasury     Accumulated    Comprehensive
                                  Income          Stock         Capital         Stock        Deficit          Income       Total
                               -------------      ------      ----------      --------     -----------    -------------    -----
  Balance at December 31,
     1998                                         $11,392    $33,187,415     ($ 227,932)    ($5,100,223)    $1,922,862  $29,793,514
  Comprehensive income
    Net income for the
      year ended December
      31, 1999                  $2,532,212                                                    2,532,212                   2,532,212
    Other comprehensive
      income
      Foreign translation
       adjustment (inclusive
       of income tax benefit
       of $111,648)                359,974                                                                     359,974      359,974
                                ----------
  Comprehensive income          $2,892,186
                                ==========
  Acquisition of treasury
   stock                                                                     (5,226,104)                                ( 5,226,104)
  Redeemable preferred
   stock dividends                                                                          (    40,000)                (    40,000)
                                                  -------    -----------     ----------     -----------     ----------  -----------
  Balance at December 31, 1999                     11,392      33,187,415    (5,454,036)    ( 2,608,011)     2,282,836   27,419,596
  Comprehensive income
    Net income for the
    three months ended
    March 31, 2000              $2,263,335                                                    2,263,335                   2,263,335
    Other comprehensive
     income
      Foreign translation
       adjustment (net of
       income tax benefit
       of $38,751)              (   57,272)                                                                 (   57,272) (    57,272)
                                ----------
  Comprehensive income          $2,206,063
                                ==========
  Redeemable preferred
    stock dividends                                                                         (    10,000)                (    10,000)
                                                  -------    -----------     -----------    -----------     ----------  -----------
  Balance at March 31, 2000                       $11,392     $33,187,415    ($5,454,036)   ($  354,676)    $2,225,564  $29,615,659
                                                  =======     ===========    ===========    ===========     ==========  ===========


              The accompanying notes are an integral part of these
                        consolidated financial statement


                               Page 7 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     For the Three Months Ended
                                                                                  March 31, 2000       March 31, 1999
                                                                                 ---------------       --------------
     Cash flows from operating activities:
          Net income                                                               $2,263,335            $1,573,800
          Adjustments to reconcile net income to net cash used in
            Depreciation and amortization                                             956,615             1,214,668
            Provision for doubtful accounts                                       (    26,102)               11,765
            Gain on partial sale of subsidiary                                    ( 2,235,511)
            Net gain on disposal of fixed assets                                  (     1,000)          (     2,787)
            Minority interest in (losses) earnings of consolidated subsidiary     (   102,306)              623,254
            Undistributed earnings of unconsolidated subsidiaries                 (   118,458)          (   754,516)
            Imputed interest expense                                                                          7,568
            Deferred income taxes                                                     729,901
          Change in assets and liabilities:
            (Increase) decrease in deposits with clearing organizations           (    84,596)                9,258
            Increase in receivable from broker-dealers and customers              ( 4,919,308)          ( 7,264,969)
            Decrease (increase) in securities owned                                 6,544,253           ( 2,178,448)
            Decrease in prepaid expenses and other assets                             202,089             3,405,866
            (Decrease) increase in payable to broker-dealer                       ( 5,977,929)            2,064,377
            Decrease in accounts payable and accrued liabilities                  (   826,422)          ( 1,009,818)
            Decrease in accrued compensation payable                              ( 1,133,886)          (   435,427)
            (Decrease) increase in income taxes payable                           (   203,024)            1,022,900
                                                                                   ----------            ----------
                Net cash used in operating activities                             ( 4,932,349)          ( 1,712,509)
                                                                                   ----------            ----------
     Cash flows from investing activities:
          Purchase of fixed assets                                                (   892,941)          (   496,483)
          Proceeds from the sale of fixed assets                                       12,968               159,870
          Proceeds from the partial sale of subsidiary                              2,399,002
          Dividends received from equity affiliates                                                          48,856
                                                                                    ---------            ----------
                Net cash provided by (used in) investing activities                 1,519,029           (   287,757)
                                                                                    ---------            ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 8 of 23 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)

                                                                            For the Three Months Ended
                                                                      March 31, 2000              March 31, 1999
                                                                      --------------              --------------
Cash flows from financing activities:
    Cash contribution from minority interest                                                        3,691,972
    Net borrowings under revolving credit facility                         558,702
    Repayment of notes payable                                        (    114,399)              (    105,950)
    Repayment of obligations under capitalized leases                 (     49,792)              (    106,329)
    Redeemable preferred stock dividends                              (     10,000)              (     10,000)
                                                                      ------------               (-----------
        Net cash provided by financing activities                          384,511                  3,469,693
                                                                      ------------                 ----------

Effect of exchange rate changes on cash                               (    327,865)              (    273,036)
                                                                      ------------                -----------

Net (decrease) increase in cash and cash equivalents                  (  3,356,674)                 1,196,391

Cash and cash equivalents at beginning of period                        20,054,275                 15,150,296
                                                                       -----------                -----------

Cash and cash equivalents at end of period                             $16,697,601                $16,346,687
                                                                       ===========                ===========

Supplemental disclosures of cash flow information

Interest paid                                                          $   126,341                $   166,122
Income taxes paid                                                          435,749                     43,080
Non-cash financing activities:
    Conversion of account payable to note payable                          318,220
    Capital lease obligations incurred                                                                 92,733
    Contribution of non-cash assets from minority interest                                          1,962,886
    Assumption of liabilities of minority interest                                                    247,508



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

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Certain reclassifications have been made to the prior period amounts to conform with the current year presentation.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the years in the three-year period then ended and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").




                              Page 10 of 23 Pages

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES


Accounting Developments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management is currently assessing the effect, if any, SFAS 133 will have on the Company's consolidated results of operations and financial position.


NOTE 3 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and March 31, 1999:

                                                                     Three Months Ended
                                                            March 31, 2000            March 31, 1999
                                                            --------------            --------------
Numerator (basic and diluted calculation):
Net income                                                    $ 2,263,335              $ 1,573,800
Less redeemable preferred stock dividends                    (     10,000)            (     10,000)
                                                              -----------              -----------
    Net income available to common stockholders                 2,253,335                1,563,800
Denominator:
Weighted average common shares outstanding
    (basic calculation)                                         8,337,437               11,323,782
Dilutive effect of stock options                                  281,443
Diluted weighted average common shares
    outstanding (diluted calculation)                           8,681,880               11,323,782
Earnings per share:
    Basic                                                      $      .27              $       .14
    Diluted                                                    $      .26              $       .14
Antidilutive common stock equivalents:
    Options                                                       385,000                1,630,000
    Warrants                                                      734,980                  734,980



                              Page 11 of 23 Pages

NOTE 4 - STOCKHOLDERS EQUITY:


Preferred stock:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At March 31, 2000 and December 31, 1999, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

Common stock and warrants:

At March 31, 2000 and December 31, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares in treasury.

At March 31, 2000 and December 31, 1999, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At March 31, 2000 and December 31, 1999, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been granted pursuant to the Company's 1996 Stock Option Plan.


NOTE 5 - PARTIAL SALE OF SUBSIDIARY:

Effective January 1, 2000, the Company's 50-50 Tokyo-based derivatives brokering venture ("Tokyo Partnership") with its 15% equity affiliate, Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation, merged its operations with the off-balance sheet operations of Nittan Exco, Ltd. ("Nittan"). This transaction, which included a cash payment to the Company by Nittan, reduced the Company's direct interest in the expanded Tokyo Partnership to 40% and reduced Yagi Euro's interest to 30%, with Nittan acquiring the remaining 30% interest. Included in other income for the three months ended March 31, 2000 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $2.2 million. The Company continues to consolidate the results of operations of the expanded Tokyo Partnership in its consolidated financial statements with the combined interest of Yagi Euro and Nittan presented as minority interest.



                              Page 12 of 23 Pages

The Company's 15% equity interest in Yagi Euro has remained unchanged, except that Yagi Euro's conventional products businesses (local money markets and forward foreign exchange), which are conducted outside of the Tokyo Partnership, were combined on a 50-50 basis with the comparable business of Nittan. The Company's approximately $86,000 share of a one-time, after-tax gain realized by Yagi Euro on this transaction is included in income from equity affiliate for the three months ended March 31, 2000.


NOTE 6 - RESTRUCTURING COSTS:

In January 2000, the Company's Toronto-based subsidiary, Euro Brokers Canada, Ltd. ("EBCL"), formalized a plan to terminate its operations later in 2000. In connection therewith a portion of the business conducted by EBCL is expected to be relocated to New York. EBCL has reserved $238,400 for costs expected to be incurred subsequent to the ceasing of operations, consisting primarily of employee severance costs, lease termination costs and the disposal of fixed assets. This reserve is expected to be fully utilized during 2000 and is representative of costs that are not associated with future revenues and are either incremental or contractual with no economic benefit.


NOTE 7 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At March 31, 2000, MFI's regulatory net capital was approximately $12,774,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,524,000.


NOTE 8 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three months ended March 31, 2000 and 1999 as defined by SFAS 131 consist of



                              Page 13 of 23 Pages
the United States, United Kingdom, Japan, Canada and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts include the consolidated results of operations of the Tokyo Partnership, with net income for 2000 including the one-time, after-tax gain of approximately $1.5 million on the partial sale of the Company's interest in the Tokyo Partnership ($2.2 million on a pre-tax basis, see Note 5). United Kingdom amounts include the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"). Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1999 and which are not expected to meet these thresholds for the year ended December 31, 2000 have been included in "All Other".

                          United         United
                          States         Kingdom         Japan          Canada        Switzerland       All Other      Total
                          ------         -------         -----          ------        -----------       ---------      -----
Three months ended
  March 31, 2000

Operating revenues      $20,308,904     $14,399,872    $5,232,080      $ 180,710       $   186,901       $ 834,381     $41,142,848
Net income (loss)           974,238          51,164     1,495,666     (  183,667)     (    160,387)         86,321       2,263,335

Three months ended
  March 31, 1999

Operating revenues      $20,052,465     $16,984,977    $6,184,893      $ 244,397       $ 1,006,324       $ 525,302     $44,998,358
Net income (loss)           307,106         727,457       532,414     (   30,976)           72,892      (   35,093)      1,573,800




                              Page 14 of 23 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Three Months Ended March 31, 2000
                  Compared to Three Months Ended March 31, 1999

Commission income for the three months ended March 31, 2000 decreased $3,778,089 to $40,634,023, compared to $44,412,112 for the comparable period in 1999. The decrease resulted primarily from the combination of decreased brokerage in London and Geneva of approximately $3.4 million, and decreased brokerage in the Tokyo Partnership of approximately $1.0 million. The reduction in London was broad-based and included most interest rate swap products and interest rate options. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships back to the London office. Brokerage in the Tokyo Partnership decreased in part due to a decline in market share from that of the first quarter of 1999. The decrease in brokerage in the London, Geneva and Tokyo centers was offset in part by increased brokerage in New York and Mexico City of approximately $643,000. The increase primarily reflected increased brokerage in interest rate derivatives, which experienced extremely active markets and where the Company improved its market share, and U.S. Treasury repurchase agreements, where the Company hired a new brokerage team during the fourth quarter of 1999. The increase was offset in part by brokerage reductions in energy-related derivatives, where certain departments were closed during 1999, and emerging market debt securities, which continued to experience reduced market activity.

Interest income for the three months ended March 31, 2000 increased $65,720 to $421,713, compared to $355,993 for the three months ended March 31, 1999, reflecting an increase in average cash and cash equivalent balances during the current period and rising interest rates.

Other income for the three months ended March 31, 2000 increased $2,190,246 to $2,632,484, compared to $442,238 for the three months ended March 31, 1999, primarily due to a one-time gain on a partial sale of the Company's interest in the Tokyo Partnership, net of related transaction costs, of approximately $2.2 million (approximately $1.5 million on an after-tax basis) and income derived since May 1999 from the Company's licensing agreement with Telerate, Inc. for a variety of pricing and other data on emerging market bonds. These increases were offset in part by a decrease in trading gains on municipal securities transactions.

Payroll and related costs for the three months ended March 31, 2000 increased $562,051 to $29,771,872, compared to $29,209,821 for the three months ended March 31, 1999. This increase was primarily the result of increased employment costs in New York of approximately $697,000 as a result of increased operating revenues and improved profitability, and increased employment costs in the Tokyo Partnership of approximately $538,000, reflecting an increase in brokerage staff in part as a result of the admission of Nittan to the Tokyo Partnership. These increases were partially offset by reduced employment costs in London and Geneva of approximately $829,000, primarily as a result of decreased commission income. As a percentage of operating revenues, payroll and related costs increased to 72.4% for the three months ended March 31, 2000 as compared to 64.9% for the three months ended March 31,



                              Page 15 of 23 Pages

1999, primarily reflective of fixed salary costs in certain derivatives brokerage groups in London which experienced reduced brokerage.

Communication costs for the three months ended March 31, 2000 decreased $360,107 to $3,520,304, compared to $3,880,411 for the three months ended March 31, 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

Travel and entertainment costs were comparable for the three months ended March 31, 2000 and March 31, 1999 at $2,106,902 and $2,076,404, respectively. As a percentage of operating revenues, travel and entertainment costs increased slightly to 5.1% for the three months ended March 31, 2000, as compared to 4.6% for the three months ended March 31, 1999.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended March 31, 2000, these costs decreased $361,538 to $1,178,376, compared to $1,539,914 for the three months ended March 31, 1999, primarily reflecting the combined effect of a significant reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy derivatives brokerage unit and the relocation of the remaining departments to the New York office, and a reduction in rent tax rates in London.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended March 31, 2000, depreciation and amortization decreased $258,053 to $956,615, compared to $1,214,668 for the three months ended March 31, 1999, primarily as a result of a reduction in depreciable fixed assets. The decrease in depreciable fixed assets reflected in part the Company's increased use of operating leases to finance the upgrading of communication and information systems during 1999.

Clearing fees are fees for transaction settlements and credit enhancements which are charged by clearing institutions where the Company acts as a riskless principal on a fully matched basis. These expenses decreased $144,840 to $841,521 for the three months ended March 31, 2000, compared to $986,361 for the three months ended Mach 31, 1999, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities.

Interest expense for the three months ended March 31, 2000 decreased $66,381 to $138,807, compared to $205,188 for the comparable period in 1999, primarily as a result of the combined effect of a lesser average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding during the current period and a decrease in average margin borrowings to finance municipal securities positions.

General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, food costs and dues to various industry associations. For the three months ended March 31, 2000, these expenses



                              Page 16 of 23 Pages
decreased $367,634 to $1,461,563, as compared to $1,829,197 for the three months ended March 31, 1999, primarily as a result of continued efforts to reduce these costs.

For the three months ended March 31, 2000, the Company had income from its 15% equity interest in Yagi Euro of $113,686, as opposed to a loss of $12,143 for the comparable period in 1999, primarily as a result of the Company's approximately $86,000 share of a one-time, after-tax gain realized by Yagi Euro for the combining of its conventional products businesses with those of Nittan, effective January 1, 2000.

Provision for income taxes for the three months ended March 31, 2000 decreased $308,320 to $1,501,918, compared to $1,810,238 for the three months ended March 31, 1999, primarily due to decreased levels of pre-tax income.

For the three months ended March 31, 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $177,707, as compared to a reduction of net income from such subsidiaries of $872,198, primarily as a result of reduced brokerage activity in EBFL, the Company's combined venture in London with Finacor.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents and accrued compensation payable at March 31, 2000 reflect reductions from levels at December 31, 1999, principally due to the timing of employee bonus payments, which occurred in February 2000.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At March 31, 2000, as reflected on the Consolidated Statements of Financial Condition, the Company had securities owned of approximately $2.9 million, with no margin borrowings outstanding.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a minimum deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

Loan payable of approximately $1.2 million at March 31, 2000 represents amounts borrowed under a revolving credit facility with General Electric Capital Corporation ("GECC"), which



                              Page 17 of 23 Pages
provides for borrowings of up to $5 million and expires on June 17, 2004. The facility is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.4 million at March 31, 2000) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at March 31, 2000 of approximately $2.0 million reflects the remaining installments of approximately $1.2 million due on a fixed rate note payable to GECC issued in December 1999 which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, a (pound)200,000 (approximately $318,000 at March 31, 2000) note issued by EBFL to Monecor (London) Limited, a subsidiary of Finacor and the minority shareholder of EBFL, which matures on March 31, 2001, and $500,000 in notes issued to investment partnerships of the venture capital group Welsh, Carson, Anderson & Stowe ("WCAS") in June 1999 in connection with the Company's repurchase of shares of its common stock held by such partnerships, which mature in June 2000. As security for the WCAS notes, 571,429 of the repurchased shares have been deposited in an escrow account and will be released upon repayment.

The Series B Preferred Stock, with an aggregate stated value of $2,000,000, is redeemable at any time at the Company's option and is subject to mandatory redemption on October 1, 2008 or within 60 days of the disposition of the Company's investment in Yagi Euro, the current holder.

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

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes", "anticipates", "expects", "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include



                              Page 18 of 23 Pages
factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition", "Regulation", "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 1999 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 1999 presented in the Company's 1999 Form 10-K.









                              Page 19 of 23 Pages

                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits



Exhibit        Description
-------        -----------

27             Financial Data Schedule (filed in electronic form only)


(b)      Reports on Form 8-K

During the three months ended March 31, 2000, the Company filed one current report on Form 8-K, dated January 11, 2000. The Form 8-K reported on the expansion of the Company's Board of Directors from seven to nine members and the completion of the combination of the Company's Tokyo-based derivatives brokerage operations with those of Nittan Exco, Ltd.




                              Page 20 of 23 Pages

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000


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