Form 10-Q
period 2000-06-30
MAXCOR FINANCIAL GROUP INC
filed 2000-08-14
CIK 931707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000


                         Commission File Number 0-25056

                           MAXCOR FINANCIAL GROUP INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Delaware
                            ------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   59-3262958
                                   ----------
                                (I.R.S. Employer
                             Identification Number)

                             Two World Trade Center
                            New York, New York 10048
                       -----------------------------------
                     (Address of principal executive office)

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

                  Yes      X                             No
                      -----------                           ------------


                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 11, 2000 was 8,644,435.


                         The Exhibit Index is on Page 24

                               Page 1 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----


                                                                                                            Page
                                                                                                            ----
                          PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited):                                                                 3

                  Consolidated Statements of Financial Condition                                              4

                  Consolidated Statements of Operations                                                       6

                  Consolidated Statements of Changes in Stockholders' Equity                                  7

                  Consolidated Statements of Cash Flows                                                       8

                  Notes to the Consolidated Financial Statements                                             10

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                            15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       21


                           PART II. OTHER INFORMATION


   Item 4.  Exhibits and Reports on Form 8-K                                                                 22

   Signatures                                                                                                23

   Exhibit Index                                                                                             24



                               Page 2 of 49 Pages

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)



                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)



                               Page 3 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               June 30, 2000                           December 31, 1999
                                                               -------------                           -----------------
                                                               (unaudited)
     ASSETS

     Cash and cash equivalents                               $   20,170,239                        $  20,054,275

     Deposits with clearing organizations                         6,831,013                            6,800,390

     Receivable from broker-dealers and customers                17,447,589                           16,027,907

     Securities owned                                             8,362,482                            9,479,694

     Prepaid expenses and other assets                            5,652,565                            7,011,145

     Deferred tax asset                                           3,020,642                            3,752,385

     Equity in affiliated companies                               1,649,953                            1,595,852

     Furniture, equipment and leasehold improvements              6,647,327                            6,959,569

     Intangible assets                                              581,719                              786,741
                                                             --------------                        -------------

     Total assets                                            $   70,363,529                        $  72,467,958
                                                             ==============                        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 4 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                                                   June 30, 2000            December 31, 1999
                                                                                  ---------------           -----------------
                                                                                    (unaudited)


    LIABILITIES AND STOCKHOLDERS' EQUITY:
    ------------------------------------

    Liabilities:
        Payable to broker-dealer                                                   $    4,394,528              $    5,977,929
        Accounts payable and accrued liabilities                                       12,490,770                  14,924,573
        Accrued compensation payable                                                   14,940,640                  13,046,001
        Loan payable                                                                                                  674,282
        Income taxes payable                                                              755,054                     723,392
        Deferred taxes payable                                                            498,319                     523,052
        Obligations under capitalized leases                                              371,449                     493,367
        Notes payable                                                                   1,371,102                   1,799,870
                                                                                   --------------              --------------

                                                                                       34,821,862                  38,162,466
                                                                                   --------------              --------------

    Minority interest in consolidated subsidiary                                        4,191,603                   4,885,896
                                                                                   --------------              --------------

    Redeemable preferred stock:
        Series B, 2% cumulative, stated value $1,000; 2,000 shares issued at
            June 30, 2000 and December 31, 1999                                         2,000,000                  2,000,000

    Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares authorized; 2,000 shares of Series B issued at June 30, 2000 and December 31, 1999, reported above
        Common stock, $.001 par value; 30,000,000 shares authorized, 11,392,269
           shares issued at June 30, 2000 and December 31, 1999                           11,392                      11,392
        Additional paid-in capital                                                    33,187,415                  33,187,415
        Treasury stock at cost; 3,122,834 and 3,054,832 shares of
           common stock held at June 30, 2000 and December 31, 1999,
           respectively                                                            (   5,575,487)              (   5,454,036)
        Accumulated deficit                                                        (      56,804)              (   2,608,011)
        Accumulated other comprehensive income:
             Foreign translation adjustments                                           1,783,548                   2,282,836
                                                                                   -------------             ---------------

           Total stockholders' equity                                                 29,350,064                  27,419,596
                                                                                   -------------              --------------

           Total liabilities and stockholders' equity                              $  70,363,529               $  72,467,958
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


                               Page 5 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   For the Three Months Ended                   For the Six Months Ended
                                                    June 30,          June 30,              June 30,                  June 30,
                                                      2000              1999                 2000                       1999
                                               --------------     ---------------        --------------           ----------------

Revenue:
  Commission income                            $   34,556,641     $   39,912,054         $   75,190,664           $     84,324,166
  Interest income                                     468,968            466,896                890,681                    822,891
  Other income                                      1,202,395            607,870              3,834,879                  1,050,106
                                               --------------     ---------------        --------------           ----------------

                                                   36,228,004         40,986,820             79,916,224                 86,197,163
                                               --------------     ---------------        --------------           ----------------
Costs and expenses:
  Payroll and related costs                        25,900,707         28,060,414             55,672,579                 57,270,234
  Communication costs                               3,450,089          3,666,068              6,970,393                  7,546,480
  Travel and entertainment                          2,039,404          2,244,391              4,146,306                  4,320,794
  Occupancy costs                                   1,277,364          1,310,920              2,455,740                  2,850,834
  Depreciation and amortization                       947,359          1,064,224              1,903,974                  2,278,891
  Clearing fees                                       842,912            958,016              1,684,433                  1,944,377
  Interest expense                                    127,055            250,745                265,862                    455,935
  Restructuring costs                                                                           238,400
  General, administrative and other
    expenses                                          980,682          1,355,001              2,442,245                  3,184,198
                                               --------------     ---------------        --------------           ----------------

                                                   35,565,572         38,909,779             75,779,932                 79,851,743
                                               --------------     ---------------        --------------           ----------------

Subtotal                                              662,432          2,077,041              4,136,292                  6,345,420

(Loss) income from equity affiliate            (        2,183)    (       41,696)               111,503           (         53,839)
                                               --------------     ---------------        --------------           ----------------

Income before provision for income
    taxes and minority interest                       660,249          2,035,345              4,247,795                  6,291,581

Provision for income taxes                            675,196            941,822              2,177,114                  2,752,060
                                               --------------     ---------------        --------------           ----------------


(Loss) income before minority interest         (       14,947)         1,093,523              2,070,681                  3,539,521

Minority interest in loss (income) of
    consolidated subsidiaries                         322,819     (       46,520)               500,526           (        918,718)
                                               --------------     ---------------        --------------           ----------------

Net income                                     $      307,872     $    1,047,003         $    2,571,207           $      2,620,803
                                               ==============     ==============         ==============           ================

Weighted average common shares
    outstanding - basic                             8,317,488         10,897,161              8,327,463                 11,109,293

Weighted average common shares
    outstanding - diluted                           8,317,488         10,906,251              8,459,507                 11,109,293

Basic earnings per share                       $          .04     $          .10         $          .31           $            .23

Diluted earnings per share                     $          .04     $          .10         $          .30           $            .23


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 6 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED DECEMBER 31, 1999 AND JUNE 30, 2000


                                                                                                         Accumulated
                                                             Additional                                     Other
                             Comprehensive                    Paid-In       Treasury     Accumulated    Comprehensive
                                Income        Common Stock    Capital        Stock        Deficit         Income           Total
                             -------------    ------------  ------------  -----------  ------------     ------------    -----------
  Balance at December 31,
       1998                                     $  11,392   $ 33,187,415  ($ 227,932)  ($ 5,100,223)    $  1,922,862    $29,793,514

  Comprehensive income
    Net income for the year
      ended December
      31, 1999                $ 2,532,212                                                 2,532,212                       2,532,212
    Other comprehensive
      income
      Foreign translation
        adjustment
       (inclusive of
        income tax benefit
        of $111,648)              359,974                                                                    359,974        359,974
                              -----------

  Comprehensive income        $ 2,892,186
                              ===========

  Acquisition of treasury
    stock                                                                 (5,226,104)                                   (5,226,104)

  Redeemable preferred
    stock dividends                                                                    (     40,000)                    (    40,000)
                                                ---------   ------------  ----------   ------------     ------------    -----------

  Balance at December
    31, 1999                                       11,392     33,187,415  (5,454,036)  (  2,608,011)       2,282,836     27,419,596
  Comprehensive income
    Net income for the
      six months ended
      June 30, 2000           $ 2,571,207                                                 2,571,207                       2,571,207
    Other comprehensive
      income
      Foreign translation
        adjustment (net of
        income tax benefit
        of $143,466)          (   499,288)                                                              (    499,288)   (   499,288)
                              -----------
  Comprehensive income        $ 2,071,919
                              ===========

  Acquisition of treasury
    stock                                                                 (  121,451)                                   (   121,451)

  Redeemable preferred
    stock dividends                                                                    (     20,000)                    (    20,000)
                                                ---------   ------------  -----------  ------------     ------------    -----------
  Balance at June 30, 2000                      $  11,392   $ 33,187,415  ($5,575,487) ($    56,804)    $  1,783,548    $29,350,064
                                                =========   ============  ===========  ============     ============    ===========




                 The accompanying notes are an integral part of
                     these consolidated financial statement



                               Page 7 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                           For the Six Months Ended
                                                                                      June 30, 2000       June 30, 1999
                                                                                      -------------      --------------
     Cash flows from operating activities:
          Net income                                                                 $    2,571,207      $    2,620,803
           Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                                                 1,903,974           2,278,891
            Provision for doubtful accounts                                          (       22,285)             24,164
            Gain on partial sale of subsidiary                                       (    2,235,511)
            Minority interest in (loss) earnings of consolidated
                subsidiary                                                           (      412,030)            810,084
            Undistributed (earnings) losses of unconsolidated
                subsidiary                                                                 (249,621)            214,571
            Net loss (gain) on disposal of fixed assets                                         781      (        2,787)
            Imputed interest expense                                                                             15,158
            Deferred income taxes                                                           665,141
          Change in assets and liabilities:
            (Increase) decrease in deposits with clearing organizations              (       30,623)                327
            Increase in receivable from broker-dealers and customers                 (    1,889,114)     (    8,295,056)
            Decrease (increase) in securities owned                                       1,117,212      (      549,963)
            Decrease in prepaid expenses and other assets                                 1,581,489           3,135,431
            (Decrease) increase in payable to broker-dealers and customers           (    1,583,403)            943,414
            Decrease in accounts payable and accrued liabilities                     (    2,031,070)     (      366,173)
            Increase in accrued compensation payable                                      2,322,022           4,546,837
            Increase in income taxes payable                                                 65,338           1,891,565
                                                                                     --------------      --------------
                Net cash provided by operating activities                                 1,773,507           7,267,266
                                                                                     --------------      --------------

     Cash flows from investing activities:
            Purchase of fixed assets                                                 (    1,615,123)     (      852,044)
            Proceeds from the sale of fixed assets                                           40,213             159,870
            Proceeds from the partial sale of subsidiary                                  2,399,002
            Dividends received from equity affiliates                                                            48,856
                                                                                     --------------      --------------
                Net cash provided by (used in) investing activities                         824,092      (      643,318)
                                                                                     --------------      --------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 8 of 49 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)


                                                                                       For the Six Months Ended
                                                                                June 30, 2000                June 30, 1999
                                                                                -------------                -------------
Cash flows from financing activities:
    Cash contribution from minority interest                                                                    3,691,972
    Dividend paid to minority interest                                                                     (      620,253)
    Repayment of notes payable                                                  (       731,588)           (      208,523)
    Repayment of obligations under capitalized leases                           (        96,891)           (      191,736)
    Net (repayments) borrowings under revolving credit facility                 (       674,282)                1,717,405
    Redeemable preferred stock dividends                                        (        20,000)           (       20,000)
    Acquisition of treasury stock                                               (       121,451)           (    4,226,104)
                                                                                ---------------            ---------------
       Net cash (used in) provided by financing activities                      (     1,644,212)                  142,761
                                                                                ---------------            ---------------

Effect of exchange rate changes on cash                                         (       837,423)           (      586,547)
                                                                                ---------------            --------------

Net increase in cash and cash equivalents                                               115,964                 6,180,162

Cash and cash equivalents at beginning of period                                     20,054,275                15,150,296
                                                                                ---------------            --------------

Cash and cash equivalents at end of period                                      $    20,170,239            $   21,330,458
                                                                                ===============            ==============

Supplemental disclosures of cash flow information

Interest paid                                                                   $       292,990            $      374,423
Income taxes paid                                                                       640,121                   259,578
Non-cash financing activities:
    Conversion of account payable to note payable                                       318,220
    Capital lease obligations incurred                                                                            141,352
    Contribution of non-cash assets from minority interest                                                      1,962,886
    Assumption of liabilities of minority interest                                                                247,508
    Issuance of notes payable to acquire treasury stock                                                         1,000,000





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

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, and other offices in Geneva and Mexico City, as well as correspondent relationships with other brokers throughout the world. EBIC and its subsidiaries and affiliates currently comprise substantially all of MFGI's business and assets.

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

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").


                               Page 10 of 49 Pages

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

NOTE 3 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods respectively ended June 30, 2000 and June 30, 1999:



                                                                Three Months Ended                 Six Months Ended
                                                              June 30,         June 30,       June 30,         June 30,
                                                                2000             1999           2000             1999
                                                             ---------       ----------    -------------      -----------
Numerator (basic and diluted calculation):
Net income                                                   $ 307,872       $1,047,003    $   2,571,207      $ 2,620,803
Less redeemable preferred stock dividends                    (  10,000)      (   10,000)   (      20,000)     (    20,000)
                                                             ---------       ----------    -------------      -----------

    Net income available to common stockholders                297,872        1,037,003        2,551,207        2,600,803

Denominator:
Weighted average common shares outstanding (basic
    calculation)                                             8,317,488       10,897,161        8,327,463       11,109,293

Dilutive effect of stock options                                                  9,090          132,044
                                                             ---------       ----------    -------------      -----------

Diluted weighted average common shares outstanding
    (diluted calculation)                                    8,317,488       10,906,251        8,459,507       11,109,293

Earnings per share:
    Basic                                                    $     .04        $     .10        $     .31         $    .23
    Diluted                                                  $     .04        $     .10        $     .30         $    .23

Antidilutive common stock equivalents:
    Options                                                  1,800,000           75,000          420,000        1,630,000
    Warrants                                                   734,980          734,980          734,980          734,980



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

At June 30, 2000 and December 31, 1999, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

Common stock and warrants:

At December 31, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares in treasury. In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then-outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. As of June 30, 2000, the Company had repurchased 68,002 shares of its common stock under this program at an aggregate purchase price of $121,451. As a result, at June 30, 2000, the Company had outstanding 8,269,435 shares of common stock and held 3,122,834 shares in treasury.

At June 30, 2000 and December 31, 1999, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At June 30, 2000 and December 31, 1999, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 5 - PARTIAL SALE OF SUBSIDIARY:

Effective January 1, 2000, the Company's 50-50 Tokyo-based derivatives brokering venture ("Tokyo Partnership") with its 15% equity affiliate, Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation, merged its operations with the off-balance sheet operations of Nittan Exco, Ltd. ("Nittan"). This transaction, which included a cash payment to the Company by Nittan, reduced the Company's direct interest in the expanded Tokyo Partnership to 40% and reduced Yagi Euro's interest to 30%, with Nittan acquiring the remaining 30% interest. Included in other income for the six months ended June 30, 2000 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $2.2 million. The Company continues to consolidate the results of operations of the expanded Tokyo Partnership in its

                               Page 12 of 49 Pages
consolidated financial statements with the combined interest of Yagi Euro and Nittan presented as minority interest.

The Company's 15% equity interest in Yagi Euro has remained unchanged, except that Yagi Euro's conventional products businesses (local money markets and forward foreign exchange), which are conducted outside of the Tokyo Partnership, were combined on a 50-50 basis with the comparable business of Nittan. The Company's approximately $86,000 share of a one-time, after-tax gain realized by Yagi Euro on its restructuring activities is included in income from equity affiliate for the six months ended June 30, 2000.

NOTE 6 - RESTRUCTURING COSTS:

In January 2000, the Company's Toronto-based subsidiary, Euro Brokers Canada, Ltd. ("EBCL"), formalized a plan to terminate its operations later in 2000. In connection therewith a portion of the business conducted by EBCL was relocated to New York in July 2000. EBCL has reserved $238,400 for costs expected to be incurred subsequent to the ceasing of operations, which occurred on June 30, 2000. These costs consist primarily of employee severance costs, lease termination costs and the disposal of fixed assets. This reserve is expected to be fully utilized during 2000 and is representative of costs that are not associated with future revenues and are either incremental or contractual with no economic benefit.

NOTE 7 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At June 30, 2000, MFI's regulatory net capital was approximately $13,024,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,774,000.

NOTE 8 - SUBSEQUENT EVENT:

On August 11, 2000, the Company acquired the privately-held Tradesoft Technologies, Inc., a business-to-business e-commerce technology provider of electronic trading platforms, in exchange for cash of approximately $2.1 million and 375,000 shares of MFGI's common stock, issued from Treasury and having a then market value of approximately $500,000.


                               Page 13 of 49 Pages

NOTE 9 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are primarily engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six month periods respectively ended June 30, 2000 and June 30, 1999 as defined by SFAS 131 consist of the United States, United Kingdom, Japan, Canada and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts include the consolidated results of operations of the Tokyo Partnership, with net income for 2000 including the one-time, after-tax gain of approximately $1.5 million on the partial sale of the Company's interest in the Tokyo Partnership ($2.2 million on a pre-tax basis, see Note 5). United Kingdom amounts include the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"). Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1999 and which are not expected to meet these thresholds for the year ended December 31, 2000 have been included in "All Other".



                           United         United
                           States         Kingdom           Japan           Canada       Switzerland      All Other      Total
                        -----------    ------------      -----------    ----------       -----------     -----------   -----------
Three months ended
     June 30, 2000

Operating revenues      $18,849,993    $ 10,611,409      $ 5,163,030    $  142,356       $  147,180      $   770,994   $35,684,962
Net income (loss)           783,253    (    328,487)          12,595    (   78,562)      (  142,558)          61,631       307,872

Three months ended
     June 30, 1999

Operating revenues      $19,805,861     $ 14,026,891     $ 5,006,204    $  293,800       $  839,792      $   578,501   $40,551,049
Net income (loss)           559,312          124,412         243,473    (    3,025)          82,915           39,916     1,047,003

Six months ended
     June 30, 2000

Operating revenues      $39,158,897    $ 25,011,281      $10,395,110    $  323,066       $  334,081      $ 1,605,375   $76,827,810
Net income (loss)         1,757,491    (    277,323)       1,508,261    (  262,229)      (  302,945)         147,952     2,571,207

Six months ended
     June 30, 1999

Operating revenues      $39,858,326    $ 31,011,868      $11,191,097    $  538,197       $1,846,116      $ 1,103,803   $85,549,407
Net income (loss)           866,418         851,869          775,887    (   34,001)         155,807            4,823     2,620,803



                               Page 14 of 49 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Three Months Ended June 30, 2000
                  Compared to Three Months Ended June 30, 1999

Commission income for the three months ended June 30, 2000 decreased $5,355,413 to $34,556,641, compared to $39,912,054 for the comparable period in 1999. The decrease resulted primarily from the combination of decreased brokerage in London and Geneva of approximately $4.1 million and decreased brokerage in New York of approximately $1.4 million. The reduction in London was broad-based and included most interest rate derivative products. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. Brokerage in New York decreased primarily as a result of reducing or discontinuing certain marginal or loss-making brokerage desks, including parts of the energy-related derivatives group in 1999, and reduced market activity for emerging market debt securities. The decrease in New York was offset in part by an increase in brokerage of U.S. Treasury repurchase agreements as a result of the hiring of a new brokerage team during the fourth quarter of 1999.

Interest income for the three months ended June 30, 2000 and June 30, 1999 was comparable at $468,968 and $466,896, respectively, reflecting the offsetting effects of an increase associated with higher average cash and cash equivalent balances and rising interest rates, and a decrease associated with a reduction in the average inventory of municipal securities held.

Other income for the three months ended June 30, 2000 increased $594,525 to $1,202,395, compared to $607,870 for the three months ended June 30, 1999. This increase was primarily the result of the combined effect of an increase in trading gains on municipal securities and a full period of income derived from the Company's licensing agreement with Telerate, Inc. for a variety of pricing and other data on emerging market debt securities, which commenced in May 1999.

Payroll and related costs for the three months ended June 30, 2000 decreased $2,159,707 to $25,900,707, compared to $28,060,414 for the three months ended June 30, 1999. This decrease was primarily the result of reduced employment costs in London and Geneva of approximately $2.1 million, reflective of decreased commission income. As a percentage of operating revenues, payroll and related costs increased to 72.6% for the three months ended June 30, 2000 as compared to 69.2% for the three months ended June 30, 1999, primarily reflective of fixed salary costs in certain derivatives brokerage groups in London which experienced reduced brokerage activity.

Communication costs for the three months ended June 30, 2000 decreased $215,979 to $3,450,089, compared to $3,666,068 for the three months ended June 30, 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.



                               Page 15 of 49 Pages

Travel and entertainment costs for the three months ended June 30, 2000 decreased $204,987 to $2,039,404, compared to $2,244,391 for the three months ended June 30, 1999. As a percentage of operating revenues, travel and entertainment costs were comparable for the three months ended June 30, 2000 and June 30, 1999 at 5.7% and 5.5%, respectively, reflective of continued efforts to correlate these costs to revenue levels.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 2000, these costs decreased $33,556 to $1,277,364, compared to $1,310,920 for the three months ended June 30, 1999, primarily reflecting the effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group and the relocation of the remaining departments to the New York office.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and intangible assets. For the three months ended June 30, 2000, depreciation and amortization decreased $116,865 to $947,359, compared to $1,064,224 for the three months ended June 30, 1999, primarily as a result of a reduction in depreciable fixed assets. The decrease in depreciable fixed assets reflected in part the Company's increased use of operating leases to finance the upgrading of communication and information systems during 1999 and 2000.

Clearing fees are fees for transaction settlements and credit enhancements which are charged by clearing institutions where the Company acts as a riskless principal on a fully matched basis. These expenses decreased $115,104 to $842,912 for the three months ended June 30, 2000, compared to $958,016 for the three months ended June 30, 1999, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities.

Interest expense for the three months ended June 30, 2000 decreased $123,690 to $127,055, compared to $250,745 for the comparable period in 1999, primarily as a result of the combined effect of a lesser average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding during the current period and a decrease in average margin borrowings to finance municipal securities positions.

General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, food costs and dues to various industry associations. For the three months ended June 30, 2000, these expenses decreased $374,319 to $980,682, as compared to $1,355,001 for the three months ended June 30, 1999, primarily as a result of a reduction in consumption taxes in Europe and reductions in various other general and administrative expenses due to continued efforts to reduce these costs.

For the three months ended June 30, 2000, the Company had a loss from its 15% equity interest in Yagi Euro of $2,183, as compared to a loss of $41,696 for the three months ended June 30, 1999, primarily as a result of the positive effects of Yagi Euro combining its conventional products businesses with those of Nittan, effective January 1, 2000.

                               Page 16 of 49 Pages

Provision for income taxes for the three months ended June 30, 2000 decreased $266,626 to $675,196, compared to $941,822 for the three months ended June 30, 1999, primarily due to decreased levels of pre-tax income.

For the three months ended June 30, 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $322,819, as compared to a reduction of net income from such subsidiaries of $46,520, primarily as a result of reduced brokerage activity in EBFL, the Company's combined venture in London with Finacor.

                         Six Months Ended June 30, 2000
                   Compared to Six Months Ended June 30, 1999

Commission income for the six months ended June 30, 2000 decreased $9,133,502 to $75,190,664, compared to $84,324,166 for the comparable period in 1999. The decrease resulted primarily from the combined effect of decreased brokerage in London and Geneva of approximately $7.5 million, decreased brokerage in the Tokyo Partnership of approximately $796,000 and decreased brokerage in New York of approximately $1.1 million. The reduction in London was broad-based and included most interest rate derivative products. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. Brokerage in the Tokyo Partnership decreased in part due to a decline in the market share maintained in the early part of 1999. In New York, the decrease resulted primarily as a result of reducing or discontinuing certain marginal or loss-making brokerage desks, including parts of the energy-related derivatives operations in 1999, and reduced market activity for emerging market debt securities. The decrease in New York was offset in part by an increase in brokerage of U.S. Treasury repurchase agreements, as a result of the hiring of a new brokerage team during the fourth quarter of 1999, and an increase in brokerage in interest rate derivative products, reflecting both improved market activity and market share.

Interest income for the six months ended June 30, 2000 increased $67,790 to $890,681, compared to $822,891 for the six months ended June 30, 1999, reflecting the offsetting effects of an increase associated with higher average cash and cash equivalent balances and rising interest rates, and a decrease associated with a reduction in the average inventory of municipal securities held.

Other income for the six months ended June 30, 2000 increased $2,784,773 to $3,834,879, compared to $1,050,106 for the six months ended June 30, 1999, primarily due to a one-time gain on a partial sale of the Company's interest in the Tokyo Partnership, net of related transaction costs, of approximately $2.2 million (approximately $1.5 million on an after-tax basis) and a full period of income derived from the Company's licensing agreement with Telerate, Inc. for a variety of pricing and other data on emerging market bonds, which commenced in May 1999. These increases were offset in part by a decrease in trading gains on municipal securities transactions.

                               Page 17 of 49 Pages

Payroll and related costs for the six months ended June 30, 2000 decreased $1,597,655 to $55,672,579, compared to $57,270,234 for the six months ended June 30, 1999. The decrease was primarily the result of decreased employment costs in London and Geneva of approximately $2.9 million as a result of decreased commission income. This increase was partially offset by increased employment costs in New York and Mexico City of approximately $750,000 as a result of improved profitability, and increased employment costs in the Tokyo Partnership of approximately $575,000, reflecting an increase in brokerage staff in part as a result of the admission of Nittan to the Tokyo Partnership. As a percentage of operating revenues, payroll and related costs increased to 72.5% for the six months ended June 30, 2000 as compared to 66.9% for the six months ended June 30, 1999, primarily reflective of fixed salary costs in certain derivatives brokerage groups in London, which experienced reduced brokerage.

Communication costs for the six months ended June 30, 2000 decreased $576,087 to $6,970,393, compared to $7,546,480 for the six months ended June 30, 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

Travel and entertainment costs for the six months ended June 30, 2000 decreased $174,488 to $4,146,306, compared to $4,320,794 for the six months ended June 30, 1999. As a percentage of operating revenues, travel and entertainment costs were comparable for the six months ended June 30, 2000 and June 30, 1999 at 5.4% and 5.1%, respectively, reflective of continued efforts to correlate these costs to revenue levels.

Occupancy costs decreased $395,094 to $2,455,740, for the six months ended June 30, 2000, compared to $2,850,834 for the six months ended June 30, 1999, primarily reflecting the combined effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group and the relocation of the remaining departments to the New York office, and a reduction in rent tax rates in London.

Depreciation and amortization expense for the six months ended June 30, 2000 decreased $374,917 to $1,903,974, compared to $2,278,891 for the six months ended June 30, 1999, primarily as a result of a reduction in depreciable fixed assets. The decrease in depreciable fixed assets reflected in part the Company's increased use of operating leases to finance the upgrading of communication and information systems during 1999 and 2000.

Clearing fees for the six months ended June 30, 2000 decreased $259,944 to $1,684,433, compared to $1,944,377 for the six months ended June 30, 1999, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities.

Interest expense for the six months ended June 30, 2000 decreased $190,073 to $265,862, compared to $455,935 for the comparable period in 1999, primarily as a result of the combined effect of a lesser average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding during the current period and a decrease in average margin borrowings to finance municipal securities positions.

                               Page 18 of 49 Pages

Restructuring costs of $238,400 were incurred during the six months ended June 30, 2000, relating to a reserve for costs expected to be incurred by the Company's Toronto-based subsidiary subsequent to the ceasing of its operations on June 30, 2000. This reserve was established primarily for employee severance costs, lease termination costs and the disposal of fixed assets. The Company has since relocated a portion of the business conducted in Toronto to New York.

General, administrative and other expenses decreased $741,953 to $2,442,245 for the six months ended June 30, 2000, as compared to $3,184,198 for the six months ended June 30, 1999, primarily as a result of a reduction in consumption taxes in Europe and reductions in various other general and administrative expenses due to continued efforts to reduce these costs.

For the six months ended June 30, 2000, the Company had income from its 15% equity interest in Yagi Euro of $111,503, as opposed to a loss of $53,839 for the comparable period in 1999, primarily as a result of the Company's approximately $86,000 share of a one-time, after tax gain realized by Yagi Euro on its restructuring activities and the positive effects of Yagi Euro combining its conventional products business with those of Nittan, effective January 1, 2000.

Provision for income taxes for the six months ended June 30, 2000 decreased $574,946 to $2,177,114, compared to $2,752,060 for the six months ended June 30, 1999, primarily due to decreased levels of pre-tax income.

For the six months ended June 30, 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $500,526, as compared to a reduction of net income from such subsidiaries of $918,718, primarily as a result of reduced brokerage activity in EBFL, the Company's combined venture in London with Finacor.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At June 30, 2000, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to its municipal securities business of approximately $4.0 million, reflecting securities owned of approximately $8.4 million, financed by a payable to its clearing broker of approximately $4.4 million.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a minimum deposit of $5,000,000. In addition, MFI's clearing arrangements


                               Page 19 of 49 Pages
require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

At June 30, 2000, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.5 million at June 30, 2000) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at June 30, 2000 of approximately $1.4 million reflects the remaining installments of approximately $1.1 million due on a fixed rate note payable to GECC issued in December 1999 which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and a (pound)200,000 (approximately $303,000 at June 30, 2000) note, due March 31, 2001, issued by EBFL to Monecor (London) Limited, a subsidiary of Finacor and the minority shareholder of EBFL.

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

In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then-outstanding common stock, or 833,744 shares. Purchases are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Purchases have been and are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC. As of June 30, 2000, the Company had purchased 68,002 shares of its common stock under this program at an aggregate purchase price of $121,451.

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

                               Page 20 of 49 Pages

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


                               Page 21 of 49 Pages

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Information required in response to this item is incorporated herein by reference to Item 5 of the Company's Current Report on Form 8-K dated June 8, 2000.

Item 5. Other Information

On August 11, 2000, the Company acquired the privately-held Tradesoft Technologies, Inc., a business-to-business e-commerce technology provider of electronic trading platforms, in exchange for cash of approximately $2.1 million and 375,000 shares of MFGI's common stock. The Company's press release announcing this acquisition is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Description

10.1 Agreement for Securities Clearances Services, dated as of March 20, 2000, between Wexford Clearing Services Corporation and Maxcor Financial Inc.(1)

27       Financial Data Schedule (filed in electronic form only)

99.1     Press Release, dated August 14, 2000

---------------------------

(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


(b)     Reports on Form 8-K


During the three months ended June 30, 2000, the Company filed two current reports on Form 8-K, respectively dated May 17, 2000 and June 8, 2000. The May 17th Form 8-K reported on the Company's announcement of the authorization of a repurchase program for up to 10% of the Company's outstanding common stock. The June 8th Form 8-K reported on the results of the Company's annual meeting of stockholders (election of directors and ratification of appointment of independent accountants).




                               Page 22 of 49 Pages

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000


                               MAXCOR FINANCIAL GROUP INC.
                                    (Registrant)




                               /s/ Gilbert D. Scharf
                               ---------------------------------------------
                               Gilbert D. Scharf, Chairman of the Board,
                               President and Chief Executive Officer




                               /s/ Keith E. Reihl
                               ---------------------------------------------
                               Keith E. Reihl, Chief Financial and
                               Principal Accounting Officer and Director


                               Page 23 of 49 Pages

                                  EXHIBIT INDEX



Exhibit        Description                                                                     Page
-------        -----------                                                                     ----
10.1           Agreement for Securities Clearance Services, dated                               25
               as of March 20, 2000, between Wexford Clearing Services
               Corporation and Maxcor Financial Inc.(1)

27             Financial Data Schedule (filed in electronic form only)                          47

99.1           Press Release, dated August 14, 2000                                             48


----------------------

(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.



                               Page 24 of 49 Pages