Form 10-Q
period 2000-09-30
MAXCOR FINANCIAL GROUP INC
filed 2000-11-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000


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

         Yes [X]                                              No [ ]

         The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 10, 2000 was 8,445,835.

                         The Exhibit Index is on Page 27

                               Page 1 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                    3

           Consolidated Statements of Financial Condition                     4

           Consolidated Statements of Operations                              6

           Consolidated Statements of Changes in Stockholders' Equity         7

           Consolidated Statements of Cash Flows                              8

         Notes to the Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          24


                           PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                           25

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signatures                                                                   26

Exhibit Index                                                                27

                               Page 2 of 66 Pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                               Page 3 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------
                                              (unaudited)
ASSETS

Cash and cash equivalents                      $13,550,151        $20,054,275

Deposits with clearing organizations             6,336,567          6,800,390

Receivable from broker-dealers and customers    17,886,846         16,027,907

Securities owned                                 9,023,682          9,479,694

Prepaid expenses and other assets                4,660,789          7,011,145

Deferred tax asset                               3,262,117          3,752,385

Equity in affiliated companies                   1,624,956          1,595,852

Fixed assets                                     8,030,699          6,959,569

Intangible assets                                1,753,464            786,741
                                               -----------        -----------

  Total assets                                 $66,129,271        $72,467,958
                                               ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               Page 4 of 66 Pages


                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)

                                                          September 30, 2000   December 31, 1999
                                                          ------------------   -----------------
                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Payable to broker-dealer                                    $ 5,103,958         $ 5,977,929
  Accounts payable and accrued liabilities                     12,293,060          14,924,573
  Accrued compensation payable                                  9,702,147          13,046,001
  Loan payable                                                    965,814             674,282
  Income taxes payable                                            802,781             723,392
  Deferred taxes payable                                        1,204,238             523,052
  Obligations under capitalized leases                            400,642             493,367
  Notes payable                                                 1,686,714           1,799,870
                                                              -----------         -----------

                                                               32,159,354          38,162,466
                                                              -----------         -----------

Minority interest in consolidated subsidiary                    3,414,506           4,885,896
                                                              -----------         -----------

Redeemable preferred stock:
  Series B, 2% cumulative, stated value $1,000;
    2,000 shares issued at September 30, 2000 and
    December 31, 1999                                           2,000,000           2,000,000

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized; 2,000 shares of Series B issued at
    September 30, 2000 and December 31, 1999, reported
    above
  Common stock, $.001 par value; 30,000,000 shares
    authorized, 11,392,269 shares issued at September 30,
    2000 and December 31, 1999                                     11,392              11,392
  Additional paid-in capital                                   33,187,415          33,187,415
  Treasury stock at cost; 2,941,634 and 3,054,832 shares of
    common stock held at September 30, 2000 and
    December 31, 1999, respectively                            (5,253,433)         (5,454,036)
  Accumulated deficit                                            (869,084)         (2,608,011)
  Accumulated other comprehensive income:
    Foreign translation adjustments                             1,500,652           2,282,836
    Deferred hedging losses                                       (21,531)
                                                              -----------         -----------

    Total stockholders' equity                                 28,555,411          27,419,596
                                                              -----------         -----------

    Total liabilities and stockholders' equity                $66,129,271         $72,467,958
                                                              ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               Page 5 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           For the Three Months Ended        For the Nine Months Ended
                                         September 30,    September 30,    September 30,   September 30,
                                              2000             1999             2000            1999
                                         -------------    -------------    -------------   -------------
Revenue:
  Commission income                      $  33,918,435    $  37,031,688    $ 109,109,099   $ 121,355,854
  Interest income                              441,603          587,616        1,332,284       1,410,507
  Other income                                 716,618          729,952        4,551,497       1,780,058
                                         -------------    -------------    -------------   -------------

                                            35,076,656       38,349,256      114,992,880     124,546,419
                                         -------------    -------------    -------------   -------------
Costs and expenses:
  Payroll and related costs                 26,077,720       27,144,829       81,750,299      84,415,063
  Communication costs                        3,224,839        3,688,218       10,195,232      11,234,698
  Travel and entertainment                   2,014,562        2,102,885        6,160,868       6,423,679
  Occupancy costs                            1,125,606        1,299,148        3,581,346       4,149,982
  Depreciation and amortization              1,018,206        1,076,845        2,922,180       3,355,736
  Clearing fees                                799,603          644,692        2,484,036       2,589,069
  Interest expense                             172,529          282,558          438,391         738,493
  Restructuring costs                                                            238,400
  General, administrative and
    other expenses                           1,940,607        1,435,033        4,382,852       4,619,231
                                         -------------    -------------    -------------   -------------
                                            36,373,672       37,674,208      112,153,604     117,525,951

Subtotal                                    (1,297,016)         675,048        2,839,276       7,020,468

Income (loss) from equity affiliate              2,975          (32,377)         114,478         (86,216)
                                         -------------    -------------    -------------   -------------

(Loss) income before provision for
    income taxes and minority interest      (1,294,041)         642,671        2,953,754       6,934,252

Provision (benefit) for income taxes           247,874         (163,143)       2,424,988       2,588,917
                                         -------------    -------------    -------------   -------------

(Loss) income before minority
    interest                                (1,541,915)         805,814          528,766       4,345,335

Minority interest in loss (income)
    of consolidated subsidiaries               916,970          241,785        1,417,496        (676,933)
                                         -------------    -------------    -------------   -------------

Net (loss) income                        ($    624,945)   $   1,047,599    $   1,946,262   $   3,668,402
                                         =============    =============    =============   =============


Weighted average common shares
    outstanding - basic                      8,461,820        8,337,437        8,372,575      10,175,187

Weighted average common shares
    outstanding - diluted                    8,461,820        8,707,738        8,415,473      10,220,538

Basic (loss) earnings per share          ($        .08)   $         .12    $         .23   $         .36
Diluted (loss) earnings per share        ($        .08)   $         .12    $         .23   $         .36


The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIODS ENDED DECEMBER 31, 1999 AND (unaudited) SEPTEMBER 30, 2000

                                                                                                         Accumulated
                                                             Additional                                     Other
                             Comprehensive       Common       Paid-in       Treasury     Accumulated    Comprehensive
                                 Income          Stock        Capital         Stock        Deficit         Income          Total
                                 ------          -----        -------         -----        -------         ------          -----
Balance at December 31,
  1998                                         $  11,392   $ 33,187,415   ($  227,932)  ($ 5,100,223)   $  1,922,862   $ 29,793,514
Comprehensive income
  Net income for the year
    ended December
    31, 1999                   $  2,532,212                                                2,532,212                      2,532,212
  Other comprehensive
    income
    Foreign translation
      adjustment (inclusive
      of income tax benefit
      of $111,648)                  359,974                                                                  359,974        359,974
                               ------------
Comprehensive income           $  2,892,186
                               ============
Acquisition of treasury
  stock                                                                    (5,226,104)                                   (5,226,104)
Redeemable preferred
  stock dividends                                                                            (40,000)                       (40,000)
                                               ---------   ------------   -----------   ------------    ------------   ------------
Balance at December
  31, 1999                                        11,392     33,187,415    (5,454,036)    (2,608,011)      2,282,836     27,419,596
Comprehensive income
  Net income for the
    nine months ended
    September 30, 2000            1,946,262                                                1,946,262                      1,946,262
  Other comprehensive
    income
    Foreign translation
      adjustment (net of
      income tax benefit
      of $155,585)                 (782,184)                                                                (782,184)      (782,184)
    Deferred hedging loss
      (net of income tax
      benefit of $5,688)            (21,531)                                                                 (21,531)       (21,531)
                               ------------
Comprehensive income           $  1,142,547
                               ============
Acquisition of treasury
  stock                                                                      (468,919)                                     (468,919)
Issuance of shares from
  treasury stock                                                              669,522       (177,335)                       492,187
Redeemable preferred
  stock dividends                                                                            (30,000)                       (30,000)
                                               ---------   ------------   -----------   ------------    ------------   ------------
Balance at September 30,
2000                                           $  11,392   $ 33,187,415   ($5,253,433)  ($   869,084)   $  1,479,121   $ 28,555,411
                                               =========   ============   ===========   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statement

                               Page 7 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Nine Months Ended
                                                                 September 30, 2000   September 30, 1999
                                                                 ------------------   ------------------
Cash flows from operating activities:
  Net income                                                        $ 1,946,262          $ 3,668,402
    Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
      Depreciation and amortization                                   2,922,180            3,355,736
      Provision for doubtful accounts                                   (27,511)              44,137
      Gain on partial sale of subsidiary                             (2,235,511)
      In-process research and development from acquisition              477,000
      Minority interest in (loss) earnings of consolidated
        subsidiary                                                   (1,103,916)             764,671
      Undistributed (earnings) losses of unconsolidated
        subsidiaries                                                   (148,917)             523,410
      Net loss (gain) on disposal of fixed assets                           743               (6,514)
      Imputed interest expense                                                                22,904
      Deferred income taxes                                             627,620             (107,679)
    Change in assets and liabilities, net of effect from purchase of subsidiary
      Decrease in deposits with clearing organizations                  463,823               32,194
      Increase in receivable from broker-dealers and customers       (2,406,244)          (6,306,988)
      Decrease in securities owned                                      456,012            1,170,918
      Decrease in prepaid expenses and other assets                   2,098,103            3,164,444
      Decrease in payable to broker-dealers and customers              (873,971)          (1,299,034)
      Decrease in accounts payable and accrued liabilities           (2,501,192)          (2,524,338)
      Decrease in accrued compensation payable                       (2,831,159)          (1,730,117)
      Increase in income taxes payable                                   96,117            2,273,123
                                                                    -----------          -----------
        Net cash (used in) provided by operating activities          (3,040,561)           3,045,269
                                                                    -----------          -----------

Cash flows from investing activities:
      Purchase of fixed assets                                       (2,042,542)            (769,683)
      Proceeds from the sale of fixed assets                             64,405              191,245
      Proceeds from the partial sale of subsidiary                    2,399,002
      Purchase of subsidiary, net of cash acquired                   (2,131,896)
      Dividends received from equity affiliates                                               48,856
                                                                    -----------          -----------
        Net cash used in investing activities                        (1,711,031)            (529,582)
                                                                    -----------          -----------


The accompanying notes are an integral part of these consolidated financial statements.

                               Page 8 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)

                                                                      For the Nine Months Ended
                                                              September 30, 2000      September 30, 1999
                                                              ------------------      ------------------
Cash flows from financing activities:
  Cash contribution from minority interest                             40,000               3,691,972
  Dividend paid to minority interest                                                         (620,253)
  Repayment of notes payable                                         (850,856)               (324,225)
  Issuance of note payable                                            419,480
  Repayment of obligations under capitalized leases                   (52,649)               (361,331)
  Net borrowings under revolving credit facility                      291,532               1,011,597
  Redeemable preferred stock dividends                                (30,000)                (30,000)
  Acquisition of treasury stock                                      (468,919)             (4,226,104)
                                                                 ------------            ------------
    Net cash used in financing activities                            (651,412)               (858,344)
                                                                 ------------            ------------

Effect of exchange rate changes on cash                            (1,101,120)               (100,666)
                                                                 ------------            ------------

Net (decrease) increase in cash and cash equivalents               (6,504,124)              1,556,677

Cash and cash equivalents at beginning of period                   20,054,275              15,150,296
                                                                 ------------            ------------

Cash and cash equivalents at end of period                       $ 13,550,151            $ 16,706,973
                                                                 ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                    $    465,513            $    595,569
Income taxes paid                                                     877,695                 920,787
Non-cash financing activities:
  Conversion of account payable to note payable                       318,220
  Capital lease obligations incurred                                                          141,352
  Contribution of non-cash assets from minority interest                                    1,962,886
  Assumption of liabilities of minority interest                                              247,508
  Issuance of notes payable to acquire treasury stock                                       1,000,000
  Issuance of shares from treasury stock to acquire subsidiary        492,187

The accompanying notes are an integral part of these consolidated financial statements.

                               Page 9 of 66 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker, in a merger transaction (the "Merger"). In August 2000, MFGI acquired Tradesoft Technologies, Inc. ("Tradesoft"), a privately held developer of e-commerce technology.

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

Tradesoft is a developer of leading-edge e-commerce trading systems and matching engines to enable customers to deal electronically through the automation of order entry, price distribution, order matching and straight through processing.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").

                              Page 10 of 66 Pages

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR HEDGING ACTIVITIES:

On July 1, 2000, the Company elected to early-adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company did not have any outstanding unrecorded derivative instruments or ongoing hedging activities at June 30, 2000, there is no transition adjustment necessary as a result of the early adoption of SFAS 133.

The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risk associated with anticipated commissions on transactions denominated in a currency other than the functional currency (foreign currency cash flow hedge). Pursuant to these foreign currency forward contacts, the Company receives or pays the difference between the contracted forward exchange rate (for the purchase or sale of one currency for another) and the prevailing exchange rate at settlement date. The Company has entered into foreign currency forward contacts with equal notional amounts maturing at successive month-end dates through December 31, 2001 based upon a portion of such commission revenues the Company reasonably anticipates realizing during this time period. Per SFAS 133, the Company has excluded from its assessment of hedge effectiveness the portion of the fair value of the foreign currency forward contracts attributable to the spot-forward difference and has recorded the present value of the changes in such amounts in earnings. For the three months ended September 30, 2000, the changes in these excluded portions approximated $14,000. Under SFAS 133, the fair value of these foreign currency forward contracts attributable to the present value of the forecasted cash flows based on the spot rate is considered a highly effective hedge. Therefore, no amounts related to the changes in these amounts are included in earnings until such contracts mature to coincide with the forecasted revenue streams. These deferred amounts are included in the accumulated other comprehensive income section of stockholders' equity. Approximately $18,000 of the deferred losses included in accumulated other comprehensive income, net of tax, is expected to be reclassified to earnings within the next twelve months.

                              Page 11 of 66 Pages

NOTE 3 - ACQUISITION OF TRADESOFT TECHNOLOGIES, INC.:

On August 11, 2000, the Company acquired Tradesoft for approximately $2.1 million in cash and the issuance of 375,000 shares of MFGI stock from treasury. The acquisition has been accounted for as a purchase and, accordingly, the results of Tradesoft have been included in the Company's consolidated financial statements since the date of acquisition, net of a 10% minority interest sold as restricted stock to Tradesoft's Chief Technology Officer. As a result of the acquisition, approximately $988,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired (including certain intangibles) and includes an adjustment approximating $738,000, offset by an equal amount in deferred taxes payable, to account for the differences between these assigned values and their respective tax bases. The goodwill is being amortized over a 5 year period. The Company also recorded a one-time charge of $477,000 relating to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition. This one-time charge is included in general, administrative and other expenses during the three and nine month periods ended September 30, 2000.

The following details the unaudited pro forma consolidated operating revenues (commission income, trading gains, information sales revenue and software development and licensing fees), net income (loss) and earnings (loss) per share for the three and nine month periods ended September 30, 2000 and 1999 assuming the Tradesoft acquisition occurred on January 1, 1999.

                                  Three Months Ended              Nine Months Ended
                             September 30,   September 30,   September 30,  September 30,
                                 2000            1999            2000           1999
                                 ----            ----            ----           ----

Operating revenues           $ 34,691,899    $ 37,822,051   $111,611,422   $123,531,755

Net (loss) income                (419,424)        965,294      1,707,387      3,421,486

(Loss) earnings per share:
      Basic                          (.05)            .11            .20            .33
      Diluted                        (.06)            .11            .20            .33

These results reflect Tradesoft's actual results during the 1999 interim periods and for the 2000 interim periods up to the date of acquisition with certain adjustments to eliminate software development fees between the Company and Tradesoft and the costs incurred by Tradesoft to develop such software, to depreciate and amortize Tradesoft's assets (including intangibles) based upon the fair values assigned in recording the combination, to record incremental interest on the additional revolving debt needed to finance the acquisition and to eliminate the one-time charge for in-process research and development. These results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis noted above, nor are they indicative of future combined operations.

                              Page 12 of 66 Pages

NOTE 4 - EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods respectively ended September 30, 2000 and September 30, 1999:

                                                     Three Months Ended              Nine Months Ended
                                                September 30,    September 30,  September 30,    September 30,
                                                    2000             1999           2000             1999
                                                    ----             ----           ----             ----
Numerator (basic and diluted calculation):
Net (loss) income                               ($   624,945)   $  1,047,599    $  1,946,262    $  3,668,402
Less redeemable preferred stock dividends            (10,000)        (10,000)        (30,000)        (30,000)
                                                ------------    ------------    ------------    ------------
  Net income available to common stockholders       (634,945)      1,037,599       1,916,262       3,638,402
Denominator:
Weighted average common shares outstanding
  (basic calculation)                              8,461,820       8,337,437       8,372,575      10,175,187
Dilutive effect of stock options                                     370,301          42,898          45,351
                                                ------------    ------------    ------------    ------------
Diluted weighted average common shares
  outstanding (diluted calculation)                8,461,820       8,707,738       8,415,473      10,220,538
(Loss) earnings per share:
  Basic                                         ($       .08)   $        .12    $        .23    $        .36
  Diluted                                       ($       .08)   $        .12    $        .23    $        .36
Antidilutive common stock equivalents:
  Options                                          1,785,000                         495,000         110,000
  Warrants                                           734,980         734,980         734,980         734,980


NOTE 5 - STOCKHOLDERS EQUITY:

PREFERRED STOCK:

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At September 30, 2000 and December 31, 1999, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

COMMON STOCK AND WARRANTS:

At December 31, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares in treasury. In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then-outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. As of September 30, 2000, the Company had repurchased 261,802 shares of its common stock under this program at an aggregate purchase price of $468,919. On August 11, 2000, the Company issued 375,000 shares from treasury in connection with the Tradesoft acquisition (see Note 3).

                              Page 13 of 66 Pages

This issuance resulted in an increase in accumulated deficit of $177,335, equal to the difference between the fair value of these shares on August 11, 2000 and the average cost of these shares in treasury on that date. As a result of these activities, at September 30, 2000, the Company had outstanding 8,450,635 shares of common stock and held 2,941,634 shares in treasury.

At September 30, 2000 and December 31, 1999, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Merger and economically identical in their terms to the other series of warrants).

At September 30, 2000 and December 31, 1999, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 6 - PARTIAL SALE OF SUBSIDIARY:

Effective January 1, 2000, the Company's 50-50 Tokyo-based derivatives brokering venture ("Tokyo Partnership") with its 15% equity affiliate, Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation, merged its operations with the off-balance sheet operations of Nittan Exco, Ltd. ("Nittan"). This transaction, which included a cash payment to the Company by Nittan, reduced the Company's direct interest in the expanded Tokyo Partnership to 40% and reduced Yagi Euro's interest to 30%, with Nittan acquiring the remaining 30% interest. Included in other income for the nine months ended September 30, 2000 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $2.2 million. The Company continues to consolidate the results of operations of the expanded Tokyo Partnership in its consolidated financial statements with the combined interest of Yagi Euro and Nittan presented as minority interest.

The Company's 15% equity interest in Yagi Euro has remained unchanged, except that Yagi Euro's conventional products businesses (local money markets and forward foreign exchange), which are conducted outside of the Tokyo Partnership, were combined on a 50-50 basis with the comparable business of Nittan. The Company's approximately $86,000 share of a one-time, after-tax gain realized by Yagi Euro on its restructuring activities is included in income from equity affiliate for the nine months ended September 30, 2000.

                              Page 14 of 66 Pages

NOTE 7 - RESTRUCTURING COSTS:

In January 2000, the Company's Toronto-based subsidiary, Euro Brokers Canada, Ltd. ("EBCL"), formalized a plan to terminate its operations later in the year. EBCL terminated its operations on June 30, 2000 and a portion of the business it previously conducted was at that time relocated to New York. At the time the plan was formalized, EBCL reserved $238,400 for its estimated costs subsequent to the termination of operations, primarily for employee severance, lease termination and the disposal of fixed assets. These costs are not associated with future revenues and are either incremental or contractual with no economic benefit. The balance of this reserve, which was $22,000 at September 30, 2000, is expected to be fully utilized by year end.

NOTE 8 - NET CAPITAL REQUIREMENTS:

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At September 30, 2000, MFI's regulatory net capital was approximately $12,484,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,234,000.

NOTE 9 - SEGMENT REPORTING:

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine month periods respectively ended September 30, 2000 and September 30, 1999 as required by SFAS 131 consist of the United States, United Kingdom, Japan, Canada and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts include the consolidated revenues of the Tokyo Partnership, with net income (loss) amounts net of minority interests in the Tokyo Partnership. United Kingdom amounts include the consolidated revenues of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"), with net income (loss) amounts net of Finacor's minority interest. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 1999 and which are not expected to meet these thresholds for the year ended December 31, 2000 have been included in "All Other."

                              Page 15 of 66 Pages

                          United          United
                          States          Kingdom          Japan           Canada      Switzerland       All Other        Total
                          ------          -------          -----           ------      -----------       ---------        -----
Three months ended
  September 30, 2000

Operating revenues     $ 18,886,906    $ 10,422,003    $  4,546,520                    $    160,677    $    675,793   $ 34,691,899
Net income (loss)           158,134        (530,835)       (139,415)                       (115,074)          2,245       (624,945)

Three months ended
  September 30, 1999

Operating revenues     $ 18,380,782    $ 13,111,740    $  4,555,977    $    216,909    $    807,051    $    669,443   $ 37,741,902
Net income (loss)         1,467,189        (273,508)       (195,723)        (24,328)         36,858          37,111      1,047,599

Nine months ended
  September 30, 2000

Operating revenues     $ 58,045,803    $ 35,433,284    $ 14,941,630    $    323,066    $    494,758    $  2,281,168  $ 111,519,709
Net income (loss)         1,915,625        (808,158)      1,368,846        (262,229)       (418,019)        150,197      1,946,262

Nine months ended
  September 30, 1999

Operating revenues     $ 58,239,108    $ 44,123,608    $ 15,747,074    $    755,106    $  2,653,167    $  1,773,246  $ 123,291,309
Net income (loss)         2,325,907         578,361         580,164         (50,629)        192,665          41,934      3,668,402

                              Page 16 of 66 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Commission income for the three months ended September 30, 2000 decreased $3,113,253 to $33,918,435, compared to $37,031,688 for the three months ended September 30, 1999, primarily as a result of decreased brokerage in London and Geneva of approximately $3.3 million, offset in part by an increase in brokerage in New York of approximately $450,000. The reduction in London primarily resulted from decreased brokerage on interest rate derivative products and the currency effects of translating weakened British pound sterling amounts to U.S. dollars, offset in part by increased brokerage on emerging market debt securities. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. Brokerage in New York increased primarily as a result of the hiring of a new brokerage team for U.S. Treasury repurchase agreements in the fourth quarter of 1999 and the establishment of a new high-grade corporate bond desk in the first quarter of 2000. The increase in New York was offset in part by brokerage reductions resulting from discontinuing certain marginal or loss-making brokerage desks, including portions of the energy-related derivatives group in late 1999 and early 2000.

Interest income for the three months ended September 30, 2000 decreased $146,013 to $441,603, compared to $587,616 for the three months ended September 30, 1999, primarily reflecting a reduction in the average inventory of municipal securities held.

Other income for the three months ended September 30, 2000 and September 30, 1999 was comparable at $716,618 and $729,952, respectively, reflecting the offsetting effects of an increase in trading gains on municipal securities transactions and an increase in foreign exchange losses.

Payroll and related costs for the three months ended September 30, 2000 decreased $1,067,109 to $26,077,720, compared to $27,144,829 for the three months ended September 30, 1999. This decrease was primarily the result of reduced employment costs in London and Geneva of approximately $1.7 million, reflecting decreased commission income and the currency effects of translating weakened British pound sterling amounts to U.S. dollars. Partially offsetting this decrease was an increase of approximately $750,000 in employment costs in New York as a result of improved profitability in certain areas. As a percentage of operating revenue, payroll and related costs increased to 75.2% for the three months ended September 30, 2000 as compared to 71.9% for the three months ended September 30, 1999, primarily reflective of fixed salary costs in certain derivatives brokerage groups in London which experienced reduced brokerage activity.

Communication costs for the three months ended September 30, 2000 decreased $463,379 to $3,224,839, compared to $3,688,218 for the three months ended September 30, 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

                              Page 17 of 66 Pages

Travel and entertainment costs for the three months ended September 30, 2000 decreased $88,323 to $2,014,562, compared to $2,102,885 for the three months ended September 30, 1999. As a percentage of operating revenues, travel and entertainment costs were comparable for the three months ended September 30, 2000 and September 30, 1999 at 5.8% and 5.6%, respectively, reflective of continued efforts to correlate these costs to revenue levels.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 2000, these costs decreased $173,542 to $1,125,606, compared to $1,299,148 for the three months ended September 30, 1999, primarily reflecting the effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group and the relocation of the remaining departments to the New York office.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, and other intangible assets. For the three months ended September 30, 2000, depreciation and amortization decreased $58,639 to $1,018,206, compared to $1,076,845 for the three months ended September 30, 1999, reflecting the offsetting effects of a decrease in depreciable equipment and an increase in amortizable software and intangible assets. The decrease in depreciable equipment reflected in part the Company's increased use of operating leases to finance the upgrading of communication and information systems during 1999 and 2000, while the increase in amortizable software and intangible assets primarily reflected the effects of the Tradesoft acquistion.

Clearing fees are fees for transaction settlements and credit enhancements which are charged by clearing institutions where the Company acts as a riskless principal on a fully matched basis. These expenses increased $154,911 to $799,603 for the three months ended September 30, 2000, compared to $644,692 for the three months ended September 30, 1999, primarily due to an increase in the number of cleared emerging market debt transactions.

Interest expense for the three months ended September 30, 2000 decreased $110,029 to $172,529, compared to $282,558 for the comparable period in 1999, primarily as a result of a decrease in average margin borrowings to finance municipal securities positions.

General, administrative and other expenses include such operating expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, food costs and dues to various industry associations. For the three months ended September 30, 2000, these expenses increased $505,574 to $1,940,607, as compared to $1,435,033 for the three months ended September 30, 1999, primarily as a result of a one-time charge of $477,000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

For the three months ended September 30, 2000, the Company had income from its 15% equity interest in Yagi Euro of $2,975, as compared to a loss of $32,377 for the three months ended
                              Page 18 of 66 Pages

September 30, 1999, primarily as a result of the positive effects of Yagi Euro combining its conventional products businesses with those of Nittan, effective January 1, 2000.

For the three months ended September 30, 2000, the Company had a provision for income taxes of $247,874 as opposed to a benefit for income taxes of 163,143 for the three months ended September 30, 1999. This change is primarily reflective of the effect of an $800,000 adjustment during the prior period to reduce income tax reserves as a result of a favorable resolution to certain contingencies. The Company incurred an income tax provision during the current quarter despite pre-tax losses primarily as a result of the nondeductible charge for Tradesoft's in-process research and development initiatives, a valuation allowance recorded against a portion of the current loss benefit of EBFL, the Company's combined venture in London with Finacor, and the nondeductibility of entertainment expenses incurred.

Minority interest in the losses of consolidated subsidiaries was $916,970 for the three months ended September 30, 2000, as compared to $241,785 for the three months ended September 30, 1999, primarily as a result of reduced brokerage in EBFL.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Commission income for the nine months ended September 30, 2000 decreased $12,246,755 to $109,109,099, compared to $121,355,854 for the comparable period in 1999. The decrease resulted primarily from the combined effect of decreased brokerage in London and Geneva of approximately $10.8 million, decreased brokerage in the Tokyo Partnership of approximately $800,000 and decreased brokerage in New York of approximately $670,000. The reduction in London primarily resulted from decreased brokerage on interest rate derivative products and the currency effects of translating weakened British pound sterling amounts to U.S. dollars, offset in part by increased brokerage on emerging market debt securities. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. The decline in the Tokyo Partnership was attributable to a decrease in the Tokyo Partnership's trading volumes during the early part of 2000. In New York, the small decrease reflected the net effects of certain operations discontinued in late 1999 and 2000, including parts of the Company's energy-related derivatives operations, and reduced market activity for emerging market debt securities during the early part of 2000, offset by an increase in brokerage of U.S. Treasury repurchase agreements as a result of the hiring of a new brokerage team during the fourth quarter of 1999, an increase in brokerage of interest rate derivative products, reflecting both improved market activity and market share, and brokerage from a new high-grade corporate bond desk established in the first quarter of 2000.

Interest income for the nine months ended September 30, 2000 decreased $78,223 to $1,332,284, compared to $1,410,507 for the nine months ended September 30, 1999, primarily reflecting a reduction in the average inventory of municipal securities held.

                              Page 19 of 66 Pages

Other income for the nine months ended September 30, 2000 increased $2,771,439 to $4,551,497, compared to $1,780,058 for the nine months ended September 30, 1999, primarily due to a one-time gain on a partial sale of the Company's interest in the Tokyo Partnership, net of related transaction costs, of approximately $2.2 million (approximately $1.5 million on an after-tax basis) and a full period of income derived from the Company's licensing agreement with Telerate, Inc. for a variety of pricing and other data on emerging market bonds, which commenced in May 1999. These increases were offset in part by a decrease in trading gains on municipal securities transactions.

Payroll and related costs for the nine months ended September 30, 2000 decreased $2,664,764 to $81,750,299, compared to $84,415,063 for the nine months ended September 30, 1999. The decrease was primarily the result of decreased employment costs in London and Geneva of approximately $4.6 million, reflecting decreased commission income and the currency effects of translating weakened British pound sterling amounts to U.S. dollars. This decrease was partially offset by increased employment costs in New York and Mexico City of approximately $1.5 million, reflecting improved profitability in certain areas, and increased employment costs in the Tokyo Partnership of approximately $620,000, reflecting an increase in brokerage staff in part as a result of the admission of Nittan to the Tokyo Partnership. As a percentage of operating revenues, payroll and related costs increased to 73.3% for the nine months ended September 30, 2000 as compared to 68.5% for the nine months ended September 30, 1999, primarily reflecting fixed salary costs in certain derivatives brokerage groups in London, that experienced reduced brokerage.

Communication costs for the nine months ended September 30, 2000 decreased $1,039,466 to $10,195,232, compared to $11,234,698 for the nine months ended September 30, 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

Travel and entertainment costs for the nine months ended September 30, 2000 decreased $262,811 to $6,160,868, compared to $6,423,679 for the nine months ended September 30, 1999. As a percentage of operating revenues, travel and entertainment costs were comparable for the nine months ended September 30, 2000 and September 30, 1999 at 5.5% and 5.2%, respectively, reflective of continued efforts to correlate these costs to revenue levels.

Occupancy costs decreased $568,636 to $3,581,346, for the nine months ended September 30, 2000, compared to $4,149,982 for the nine months ended September 30, 1999, primarily reflecting the combined effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group and the relocation of the remaining departments to the New York office, and a reduction in rent tax rates in London.

Depreciation and amortization expense for the nine months ended September 30, 2000 decreased $433,556 to $2,922,180, compared to $3,355,736 for the nine months ended September 30, 1999, primarily as a result of a reduction in depreciable equipment, offset in part by an increase in amortizable software and intangible assets. The decrease in depreciable equipment reflected in part the Company's increased use of operating leases to finance the upgrading of communication

                              Page 20 of 66 Pages
and information systems during 1999 and 2000, while the increase in amortizable software and intangible assets primarily reflected the effects of the Tradesoft acquisition.

Clearing fees for the nine months ended September 30, 2000 decreased $105,033 to $2,484,036, compared to $2,589,069 for the nine months ended September 30, 1999, primarily due to a decrease in the number of cleared emerging market debt transactions in the first half of 2000.

Interest expense for the nine months ended September 30, 2000 decreased $300,102 to $438,391, compared to $738,493 for the comparable period in 1999, primarily as a result of the combined effect of a lesser average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding during the current period and a decrease in average margin borrowings to finance municipal securities positions.

Restructuring costs of $238,400 were incurred during the nine months ended September 30, 2000, relating to a reserve for costs expected to be incurred by the Company's Toronto-based subsidiary subsequent to the ceasing of its operations on June 30, 2000. This reserve was established primarily for employee severance costs, lease termination costs and the disposal of fixed assets. The Company has since relocated a portion of the business conducted in Toronto to New York.

General, administrative and other expenses decreased $236,379 to $4,382,852 for the nine months ended September 30, 2000, as compared to $4,619,231 for the nine months ended September 30, 1999, primarily as a result of a reduction in consumption taxes in Europe and reductions in various other general and administrative expenses due to continued efforts to reduce these costs, offset in part by a one-time charge of $477,000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

For the nine months ended September 30, 2000, the Company had income from its 15% equity interest in Yagi Euro of $114,478, as opposed to a loss of $86,216 for the comparable period in 1999, primarily as a result of the Company's approximately $86,000 share of a one-time, after tax gain realized by Yagi Euro on its restructuring activities and the positive effects of Yagi Euro combining its conventional products business with those of Nittan, effective January 1, 2000.

Provision for income taxes for the nine months ended September 30, 2000 decreased $163,929 to $2,424,988, compared to $2,588,917 for the nine months ended September 30, 1999. The increase in the Company's effective tax rate is due primarily to an $800,000 adjustment during the prior period to reduce income tax reserves as a result of a favorable resolution to certain contingencies and, in the current period, the nondeductible charge for Tradesoft's in-process research and development initiatives, a valuation allowance against a portion of the current loss benefit of EBFL and the greater impact of the nondeductibility of entertainment expenses on lower pre-tax accounting income.

For the nine months ended September 30, 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $1,417,496, as compared to a

                              Page 21 of 66 Pages
reduction of net income from such subsidiaries of $676,933, primarily as a result of reduced brokerage activity in EBFL.

                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents and accrued compensation payable at September 30, 2000 reflect reductions from levels at December 31, 1999, principally due to the timing of employee bonus payments, which occurred in August 2000. Cash and cash equivalents have also been reduced by the approximately $2.1 million cash portion of the Tradesoft acquisition in August 2000 and the Company's share repurchase program discussed below.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At September 30, 2000, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to its municipal securities business of approximately $3.9 million, reflecting securities owned of approximately $9.0 million, financed by a payable to its clearing broker of approximately $5.1 million.

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

Loan payable of approximately $966,000 at September 30, 2000 represents amounts borrowed under a revolving credit facility with General Electric Capital Corporation ("GECC"), which provides for borrowings of up to $5 million and expires on June 17, 2004. The facility is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.8 million at September 30, 2000) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at September 30, 2000 of approximately $1.7 million reflects the remaining principal installments of approximately $949,000 due on a fixed rate note payable to GECC issued in December 1999 which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and notes issued by EBFL to Monecor (London)

                              Page 22 of 66 Pages

Limited, a subsidiary of Finacor and the minority shareholder of EBFL, in the aggregate amount of (pound)500,000 (approximately $738,000 at September 30,
2000) due March 31, 2001.

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

In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then-outstanding common stock, or 833,744 shares. Purchases are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Purchases have been and are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC. As of September 30, 2000, the Company had purchased 261,802 shares of its common stock under this program at an aggregate purchase price of $468,919.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes", "anticipates", "expects", "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors, the effects of industry consolidations and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition", "Regulation", "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 1999 Form 10-K and to the Company's subsequent filings with the Securities and

                              Page 23 of 66 Pages

Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 1999 presented in the Company's 1999 Form 10-K.

                              Page 24 of 66 Pages

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On August 11, 2000, the Company acquired the privately-held Tradesoft Technologies, Inc. ("Tradesoft"), a business-to-business e-commerce technology provider of electronic trading platforms, in exchange for cash of approximately $2.1 million and 375,000 unregistered shares (the "Shares") of the Company's common stock. The acquisition was made pursuant to a Stock Purchase Agreement, dated as of August 11, 2000, among the Company and the former stockholders of Tradesoft (the "Agreement"). The Shares were issued at closing of the acquisition on August 11, 2000, from the Company's treasury stock, in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended ("Securities Act"). The Shares were issued to a single founding shareholder of Tradesoft ("Founder"), with the subsequent resale or transfer of the Shares subject to both standard Securities Act restrictive legends and a covenant of Founder not to resell or transfer them (with certain private transfer exceptions) for a period of one year from closing. In addition, 60,783 of the 375,000 shares were subjected to a one-year escrow arrangement as security for certain representations and covenants made by Founder in the Agreement. The foregoing description is qualified in its entirety by the full text of the Agreement, a copy of which is attached hereto as Exhibit 2.6 and hereby incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT  DESCRIPTION
-------  -----------

2.6 Stock Purchase Agreement, dated as of August 11, 2000, by and among Maxcor Financial Group Inc. and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules.

10.14 Amendment, dated August 11, 2000, to Employment Agreement, dated as of August 14, 1998, by and between Euro Brokers Investment Corporation and Walter E. Dulski.

27       Financial Data Schedule (filed in electronic form only)

(b)  Reports on Form 8-K

During the three months ended September 30, 2000, the Company did not file any current reports on Form 8-K.

                              Page 25 of 66 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000


                           MAXCOR FINANCIAL GROUP INC.
                                  (Registrant)



                           /s/ GILBERT D. SCHARF
                           -----------------------------------------
                           Gilbert D. Scharf, Chairman of the Board,
                           President and Chief Executive Officer



                           /s/ KEITH E. REIHL
                           -----------------------------------------
                           Keith E. Reihl, Chief Financial and
                           Principal Accounting Officer and Director

                              Page 26 of 66 Pages

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION                                               PAGE
-------       -----------                                               ----

2.6           Stock Purchase Agreement, dated as of August 11, 2000,     28
              by and among Maxcor Financial Group Inc. and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules.

10.14         Amendment, dated August 11, 2000, to Employment            65
              Agreement, dated as of August 14, 1998, by and between Euro Brokers Investment Corporation and
              Walter E. Dulski.

27            Financial Data Schedule (filed in electronic form only)    66

                              Page 27 of 66 Pages