Form 10-K
period 2000-12-31
MAXCOR FINANCIAL GROUP INC
filed 2001-04-02
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000           OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

                         Commission File Number 0-25056

                           MAXCOR FINANCIAL GROUP INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       59-3262958
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

TWO WORLD TRADE CENTER, 84TH FLOOR, NEW YORK, NY             10048
- -------------------------------------------------            ------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (212) 748-7000
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $2.00 on March 23, 2001, was approximately $11,067,000.

     As of March 23, 2001, there were 7,621,893 shares of Common Stock outstanding.

     Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 2001) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof solely to the extent provided therein.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX

                                                                            PAGE

                                     PART I

Item 1.    Business ........................................................   3

Item 2.    Properties ......................................................  17

Item 3.    Legal Proceedings ...............................................  18

Item 4.    Submission of Matters to a Vote of Security-Holders .............  18


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  18

Item 6.    Selected Financial Data .........................................  19

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  21

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......  35

Item 8.    Financial Statements and Supplementary Data .....................  37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  38

                                   PART III

Item 10.  Directors and Executive Officers of the
          Registrant ......................................................  38

Item 11.  Executive Compensation ..........................................  38

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ..................................................  38

Item 13.  Certain Relationships and Related Transactions ..................  38

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K .....................................................  39

Signatures ................................................................  40

Consolidated Financial Statements and Notes................................ F-1

Index to Consolidated Financial Statements ................................ F-2

Exhibit Index ............................................................. X-1

                                                                   [LOGO] MAXF
                                                                          NASDAQ
                                                                          LISTED

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Maxcor Financial Group Inc. (the "Company" or "Maxcor") is a publicly-held financial services holding company, incorporated in Delaware in August 1994. The Company maintains a web page at www.maxf.com and its Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "MAXF."

     In a 1996 merger  transaction  (the  "Merger"),  the Company  acquired Euro
Brokers Investment Corporation ("EBIC"), a privately held domestic and international inter-dealer broker for a broad range of financial instruments, having operational roots dating back to 1970. In 2000, EBIC acquired all of the outstanding capital stock of Tradesoft Technologies, Inc. ("Tradesoft"), a privately held developer of e-commerce technology.

     Through the Euro Brokers division of its Maxcor Financial Inc. subsidiary, a U.S. registered broker-dealer, and other EBIC subsidiaries and affiliates, including Euro Brokers Inc., the Company conducts its core business as a leading domestic and international inter-dealer brokerage firm, specializing in (i) cash deposits and other money market instruments, (ii) interest rate and currency derivatives, (iii) emerging market debt and related products, (iv) various fixed income securities, including municipal securities, corporate and yankee bonds, zero coupon Treasuries, convertible bonds and, since February 2001, U.S. government agency bonds, (v) U.S. Treasury and government agency repurchase agreements and (vi) products and derivatives relating to emission allowances, coal and bandwidth,

     Tradesoft is a leading-edge technology provider of electronic trading systems and matching engines that enable customers to deal electronically through the automation of order entry, price distribution, order matching and straight through processing.

     The Company also maintains certain specialty subsidiaries. Maxcor Financial Asset Management Inc., an investment adviser registered with the Securities and Exchange Commission ("SEC"), is engaged in securities lending through its Euro Brokers Securities Lending division. Maxcor Information Inc. is charged with packaging and exploiting the data and other information generated by the Company's inter-dealer brokerage businesses and offers such data online at www.maxcorinfo.com.

     The Company  has in excess of 500  employees  worldwide  and  conducts  its businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), York (PA), Vancouver (WA), Geneva and Mexico City, and correspondent relationships with other brokers throughout the world. Except as
described   below,  the  Company  operates  in  each
financial center through wholly-owned subsidiaries. In London, the Company, as of January 1, 1999, formed Euro Brokers Finacor Ltd. ("EBFL"), a 50/50 equity venture with the European broker, Finacor, that combined their respective London-based capital market operations, as well as Finacor's Paris-based capital markets operations. The Company's other London operations, primarily comprised of securities businesses, are wholly owned. In Tokyo, the Company has historically had a 50% interest with Yagi Euro Nittan Corporation ("Yagi Euro"), formerly known as Yagi Euro Corporation, in a partnership (the "Tokyo Partnership") conducting yen derivative businesses, as well as a 15% minority interest in Yagi Euro itself. As of January 1, 2000, the Company sold a 10% interest in the Tokyo Partnership to Nittan Exco Limited ("Nittan"), a subsidiary of Nihon Tanshi Co., Limited, thereby reducing its direct interest in the Tokyo Partnership to 40%.

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

     The Company's inter-dealer brokerage transactions are principally of two types: (i) "name give-up" transactions, whereby the Company acts only as an introducing broker, and (ii) transactions whereby the Company acts as a "matched riskless principal." Primarily in transactions involving money market instruments and derivative products, the trades are arranged while preserving the clients' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions the Company acts solely as an introducing broker who brings the two counterparties together, and not as a counterparty itself. Consummation of the transaction may then remain subject to the actual counterparties who have been matched by the Company accepting the credit of each other. In the second type of transaction, primarily securities transactions, the Company acts as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of
various   clearing   institutions   with
which the Company has contractual arrangements, and who will have previously reviewed and approved the credit of the participating counterparties.

PRODUCTS

     The Company's inter-dealer brokerage businesses generally fall into the brokerage of three broad groups of products: (i) money market products, (ii) derivative products and (iii) securities products.

     MONEY MARKET PRODUCTS

     In general, money market products take the form of cash deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market products primarily include offshore deposits (i.e., deposits placed outside the country of denomination), onshore deposits (i.e., deposits placed within the country of denomination), certificates of deposit, banker's acceptances and short-term commercial paper. U.S. dollars continue to be the most actively traded offshore currency deposit. Other actively traded offshore currency deposits are denominated in Japanese yen, British pounds sterling, Swiss francs, Canadian dollars and the euro. Examples of onshore deposits include term and overnight U.S. federal funds. The Company brokers money market products predominantly to multinational banks.

     DERIVATIVE PRODUCTS

     A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial instruments employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives most frequently brokered by the Company are interest rate swaps, interest rate options and forward rate agreements, in each case conducted in a multitude of different currencies and localized primarily by office.

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

     Forward rate agreements ("FRAs") are over-the-counter, off-balance sheet instruments designed to give the counterparties protection against a future shift in interest rates for time deposits. The buyer, or borrower, of a FRA agrees to pay the seller, or lender, at some specified future settlement date, an amount of interest based on a notional principal at a fixed rate for a specified period of time. The seller agrees to pay the buyer, on the same future settlement date, an amount of interest based on the same amount of notional principal and the same period of time, but based on the then-prevailing market rate for the time period. No actual principal is exchanged. On the settlement date, the buyer and the seller calculate the present value of the net interest owed, and one party pays the other accordingly.

     The Company brokers most of its derivative products predominantly to multinational banks and investment banks.

     The Company also brokers derivatives related to emission allowances, coal and bandwidth, generally in the form of options on such products for future physical deliveries. These products are often traded by utilities, telecommunication companies and large energy marketing and trading companies.

     SECURITIES PRODUCTS

     Products brokered by the Company in this category primarily consist of a variety of debt obligations issued by governments, government agencies, banks and corporations. The Company brokers transactions in emerging market debt, municipal securities, U.S. Treasury and government agency repurchase agreements, high grade and high yield corporate bonds, yankee bonds, U.S. Treasury zero coupon bonds, U.S. domestic convertible bonds, floating rate notes, other corporate securities and, since February 2001, U.S. government agency bonds.

     Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options on the foregoing, continues to constitute the largest area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a correspondent broker in Buenos Aires. The market coverage of the teams from these locations is worldwide. The Company's brokerage of emerging market debt utilizes direct communication phone lines and provides historical data and real-time pricing through proprietary, computerized screen systems located in clients' offices or through direct digital feeds. In addition, beginning in mid-2000, the Company deployed to certain of its clients Tradesoft's fully interactive, electronic execution and processing system (the "Tradesoft System") for Brady bonds and global bonds. In most emerging markets transactions, the Company acts as matched riskless principal and settles trades through a clearing firm, although some transactions are brokered on a name give-up basis.

     Repurchase  agreements  are  contractual  obligations  entered  into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. The Company acts as an intermediary primarily for the U.S. primary government dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury, mortgaged-backed and U.S. government agency repurchase agreements. As is the case with emerging markets, the Company disseminates repurchase agreement market information via its proprietary, computerized screens and digital data feeds. Most of the repurchase agreements that the Company executes for dealers are cleared through the Government Securities Clearing Corporation, in which the Company's broker-dealer subsidiary, Maxcor Financial Inc., is a member, although some transactions are brokered on a name give-up basis.

     The Company's brokerage of U.S. government agency debt is also generally conducted on a riskless principal basis and with the same client base that participates in U.S. Treasury and government agency repurchase agreements. Dissemination of U.S. government agency debt market information to clients also relies on the Company's proprietary screen system and digital data feeds.

     The Company brokers municipal securities on a matched riskless principal basis, and also uses an allocation of the firm's capital to support limited inventory positions. Corporate and yankee bonds are generally brokered on a matched riskless principal basis. U.S. convertible bonds are generally brokered on a name give-up basis.

     The Company brokers securities products predominantly to banks, investment banks and other financial institutions.

COMMUNICATIONS NETWORK AND INFORMATION AND RELATED SYSTEMS

     The Company has a global communications network through which it conducts its inter-dealer brokerage businesses and sophisticated computerized information systems over which it receives and transmits current market information. The Company's proprietary screen system and digital data feeds display to all screen-based clients real-time bid, offer and transaction information for various products offered on the system. The Tradesoft System, deployed in 2000, displays to all Tradesoft subscribers real-time bid, offer and transaction information for certain emerging market debt products, and enables subscribers to initiate bids, offers and trades directly through a dedicated keypad at the subscribers' workstations, with or without contacting a voice broker at the Company. The Tradesoft System is also used to provide a sophisticated and highly automated broker station for the Company's U.S. government agency desk, enhancing brokers' ability to monitor trading activity and relevant market information efficiently and communicate analysis to their clients.

     The Company's proprietary middle-office trade processing system (the "MEB System"), which incorporates an electronic touchpad blotter system for post-trade data input, is integrated with and captures transactions effected through either the proprietary screen system or the Tradesoft System, and thereafter hands through those transactions for back office processing. The MEB System has effectively replaced paper blotters on most securities desks and, by automating a number of manually-intensive processes, has introduced numerous efficiencies to the Company's trade processing and handling, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions.

     To ensure rapid and timely access to the most current market bids and offers, the majority of the Company's clients are connected to the Company via dedicated point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt, U.S. government agency bonds, repurchase agreements, options on emerging market debt, banker's acceptances and commercial paper, the Company maintains an extensive private network to connect the Company's offices and the specific clients who trade in these products. In this way, all such clients have the simultaneous ability to view and act upon market bids and offers. The Company has also developed and deployed an Internet real-time distribution capability for both its emerging markets and repurchase agreement screen information, which has allowed access to clients in more remote or unproven brokerage locations without incurring the infrastructure costs associated with expanding its private network.

     The Company's teams of computer and communications specialists provide technological support to the network. The Company is continually upgrading its technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout its network. Through the continued development and use of proprietary software, computerized screen displays, digital networks and interactive capabilities, the Company strives to keep its communication, technology and information systems as current as possible.

     Most of the markets in which the Company operates are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, many of the Company's businesses depend heavily on the use of direct line voice communications, advanced telephone equipment, real-time computerized screen systems and digital feeds and proprietary pricing software in order to ensure rapid trade executions and timely analyses for its clients. For this reason, the Company continually needs to expend significant resources on the maintenance, expansion and enhancement of its communication and information system networks. After payroll, such costs have historically represented the Company's second largest item of expenditure.

     The Company continues to explore whether more of its inter-dealer brokerage businesses should become screen-based and whether the Tradesoft System or other interactive trading systems can be developed and deployed successfully in whole or in part for other products brokered by the Company. The Company believes that its clients' diverse needs in each of the products it brokers require the Company to remain flexible in its approaches. The

Company currently believes that a hybrid approach to servicing its clients, by providing both quality voice brokering and advanced screen system and other technology, will best enable it to build liquidity and retain client loyalty.

OTHER BUSINESSES

     Through the Euro Brokers Securities Lending division of its SEC-registered investment adviser, Maxcor Financial Asset Management Inc., the Company conducts a securities lending business. In securities lending, the Company arranges for the lending of securities held in its clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which are primarily U.S. government and agency securities and U.S. corporate bonds (but also non-dollar government securities and corporate bonds), the Company arranges for its clients or their custodians to receive either (i) cash collateral, for which the Company then directs the reinvestment to earn a spread over the rebate rate the client is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower.

     The Company's information and data subsidiary, Maxcor Information Inc., is charged with licensing data to third party vendors, and in 1999 executed a three-year, non-exclusive agreement with Telerate, Inc. for the sale to Telerate subscribers of an indicative feed based on information sourced from the Euro Brokers emerging market debt inter-dealer brokerage business, as well as an array of optional "add-on" services. Maxcor Information also maintains a subscription-based web page (www.maxEMG.com) for the sale of both basic and premium emerging market debt information packages.

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

     In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then outstanding Common Stock, or 833,744 shares, with purchases to be made from time to time, as market and business conditions warranted, in open market, negotiated or block transactions. As of December 31, 2000, the Company had repurchased 591,602 shares of Common Stock under this program for an aggregate purchase price of $894,494.

     On August 11, 2000, the Company issued 375,000 unregistered shares of Common Stock from treasury in connection with the acquisition of Tradesoft.

     At December 31, 2000, the Company had outstanding 8,120,835 shares of Common Stock, 734,980 Warrants and 2,000 shares of Preferred Stock.

     In January 2001, the Company completed the repurchase of the full 833,744 shares of Common Stock originally authorized to be repurchased under the May 2000 program. The aggregate purchase price for such shares was $1,187,650, or an average of $1.42 per share. In addition, the Board of Directors authorized an extension of the repurchase program for up to an additional 787,869 shares, or 10% of the Common Stock then outstanding.

     At March 23, 2001, the Company had repurchased an additional 256,800 shares pursuant to this extension of the program and had 7,621,893 shares of Common Stock outstanding.

PERSONNEL

     As of February 28, 2001, the Company employed 391 brokers, plus an additional administrative staff, including officers and senior managers, of 146 persons, for a total employee headcount of 537. Of the brokers, 191 were located in the U.S., 132 were located in Europe, and 50 were located in Japan, with the balance distributed among the Company's other office locations. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

SEGMENT AND GEOGRAPHIC DATA

     Note 23 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 2000, with respect to each of the Company's reportable operating segments, which are based upon the countries in which they operate.

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

     While there are not many large international inter-dealer brokers and entry into the industry is costly, the Company encounters intense competition in all aspects of its businesses from a number of companies which have significantly greater resources than the Company. Recent consolidations in the industry have narrowed the field of competition somewhat, but have also produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots, such as the BrokerTec Global consortium recently formed by a number of the leading investment banks. In addition, dealer firms within a consortium could elect to conduct a disproportional or increased share of their business between other member firms, thus reducing liquidity in the traditional inter-dealer markets.

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

     During the last several years, the industry has seen an acceleration of the development of electronic execution systems that claim to provide fully automated trade matching. In late 1999, one competitor, Cantor Fitzgerald, developed and spun off an electronic brokerage subsidiary, eSpeed, whose system has to date successfully garnered considerable liquidity in the U.S. Treasury markets, and has already been deployed across additional products. Other competitors have also deployed, or announced plans to deploy, their own systems in various markets. In practice, these systems so far have proved most viable in markets involving very standardized products, such as spot foreign exchange, Treasuries and U.S. equities. The Company believes that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching, and that clients in these markets are not inclined to forego talking to voice brokers for information and execution. However, the number and penetration of such automated trading platforms is increasing, and one competitor, Garban Intercapital, recently invested in Blackbird, an electronic trading system for over-the-counter derivatives such as swap contracts.

     The further development and successful deployment of such electronic systems in advance of, or more successfully than, the Company's efforts to do so itself or to promote hybrid systems combining voice brokering with advanced technology, could erode the Company's market shares and ultimately have material adverse effects on the Company's businesses. Although the Company is devoting substantial financial and other resources to ensure the success of its own electronic brokerage and technology initiatives (described above under "Communications Network and Information and Related Systems"), its ability to execute successfully thereon is subject to a number of uncertainties, not all of which are within the Company's control. These include, but are not necessarily limited to, the speed, capacity and interfaces of systems performing acceptably under both normal and stress conditions, the availability of sufficient funds to develop, refine and promote further the systems, the retention of sufficient training and maintenance resources, the desire for and acceptance of the systems by clients, both at the trader and the information technology department levels, the internal broker support for the systems, the timing and success of deployment of competitive systems, and market conditions at the time of deployment.

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

     MFI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury and government agency repurchase agreements and other U.S. Treasury securities, as well as U.S. government agency securities.

Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with the GSCC of $5,000,000.

     MFI is also registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association. As such, any business activities by MFI in the futures and options-on-futures markets would be subject to regulation by these bodies.

     Maxcor Financial Asset Management Inc. ("MFAM") is a SEC-registered investment adviser, pursuant to its securities lending activities. As a result, MFAM's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MFAM from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.

     The Company's businesses are also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including: (i) in the United Kingdom, the Financial Services Authority and the Securities and Futures Authority (the "SFA"); (ii) in Japan, the Bank of Japan and the Japanese Ministry of Finance, and (iii) in Mexico, the Banking and Securities National Commission. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

     The Company is also subject to SEC rules regarding the regulation of alternative trading systems ("Regulation ATS"). Regulation ATS imposes significant reporting and recordkeeping requirements on so-called "alternative trading systems" and phases in certain substantive requirements, primarily depending upon the scope of coverage and market share of the alternative trading system. Such requirements may include maintaining transparency of certain pricing information, providing fair and equal access to the system, and taking necessary steps to ensure the capacity, integrity and security of the system. A number of the Company's brokerage businesses are subject to Regulation ATS and its requirements.

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

     ECONOMIC AND MARKET CONDITIONS

     The Company's brokerage businesses and their profitability are affected by many factors, including the volatility of securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, legislation affecting the business and financial communities, and the economy in general. Low trading volume may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs is fixed.

     LIABILITY FOR UNSETTLED TRADES

     The Company through its subsidiaries and relationships with correspondent brokers functions as an intermediary, matching the trading needs of financial institutions by providing specialized services. Some of these transactions are executed on a name give-up basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed and, subject to acceptance of the credit, the transaction is completed directly by both counterparties. Other transactions are completed with the subsidiary acting as a matched riskless principal in which the respective parties to the transaction know the subsidiary as the counterparty. The transactions are then settled through a clearing institution. In the process of executing brokerage transactions, from time to time in the fast moving markets in which such subsidiaries and brokers operate, miscommunications or other errors can arise whereby transactions are completed with only one counterparty ("out trades"), thereby creating a potential liability for such subsidiaries. If the out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, the risk to the subsidiary is usually limited. If discovery is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. Although out trades usually become known at the time of or later on the day of the trade, on occasion they are not discovered until later in the settlement process. When out trades occur and are discovered, the Company's policy is to have the unmatched position disposed of promptly. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, have the potential to have a material adverse effect on the financial condition or results of operations of the Company.

     SYSTEMS AND TECHNOLOGY

     In addition to the Company's continuing need to expend significant resources on the maintenance, expansion and enhancement of its communication network, information systems and other technology, it also faces the risk that the systems it currently has or in the future implements, or the software underlying such systems, will fail in some fashion or be inadequate to the task. During the Asian and Latin American debt crisis that occurred in late October 1997, the Company's then-existing trade processing system for emerging market debt was unable to handle smoothly the extraordinary spike in trading volume that occurred for a sustained five-day trading period. As a result, the Company experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades, all of which negatively impacted 1997 fourth quarter earnings. Although the Company believes that the MEB System, with its electronic blotter and upgraded trade processing features, together with periodic stress-testing and monitoring, will mitigate against any such recurrence, there can be no assurance that there will not be other, unanticipated system or technology failures that could negatively impact the Company's operations or business.

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

     BUSINESS PARTNERS

     Many of the Company's overseas brokerage operations are conducted in conjunction with independent business partners, such as Finacor in London, Yagi Euro and Nittan in Tokyo and a correspondent broker in Buenos Aires, over whom the Company does not have control and whose business interests may not always coincide with those of the Company. Although such operations are generally subject to detailed governing documents, any event which negatively affects the financial condition or management of such partners, or their willingness otherwise to conduct such operations in conjunction with the Company (or vice versa), may also have a negative impact on the operations themselves.

For example, the ownership of Finacor changed hands at the end of 2000 as the result of a sales process that took almost the full year, and the Company believes that the distractions of that process harmed the operating performance of EBFL and its Paris branch during the period. In addition, the new owner of Finacor is a competitor of the Company across a number of products, and there have been some disputes with them since the change in control, the outcome or effect of which on EBFL are not currently possible to predict.

     LITIGATION AND ARBITRATION

     Many aspects of the Company's businesses involve varying risks of liability. Over the years participants in the inter-dealer brokerage industry have been parties to or otherwise involved in numerous litigations, arbitrations, claims and investigations, including employee claims alleging discrimination or defamation in connection with terminations, client claims alleging the occurrence of out trades or other errors in the handling of trade orders, and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or desk hires or intellectual property infringement in connection with new product launches. A settlement or judgment related to these or similar types of claims or activities could have a material adverse effect on the Company's financial condition or results of operations.

     LACK OF DIVERSIFICATION

     From a revenue perspective, the Company's inter-dealer brokerage businesses account for substantially all of Maxcor's consolidated revenues. Accordingly, the prospects for the Company's performance and the market prices for the Common Stock are currently highly dependent upon the performance of the inter-dealer brokerage businesses. Although the Company is continuously seeking to strengthen and improve the inter-dealer brokerage businesses, it is also constantly exploring various options for diversifying the Company's businesses and sources of revenue (its acquisition of Tradesoft and its limited proprietary trading of municipal securities are two such efforts) and for strengthening its capital base. There can be no assurances, however, that the Company will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively or negatively affect the Company's financial condition or results of operations.

ITEM 2.   PROPERTIES

     The Company has offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Stamford, Connecticut; Geneva, Switzerland; Vancouver, Washington; York, Pennsylvania; and Mexico City, Mexico. The Company leases all of its office space and has material lease obligations with respect to its New York and London premises. The Company occupies an aggregate of approximately 49,000 square feet of space in 2 World Trade Center in downtown New York under leases expiring on various dates from 2004 through 2007 (with a lease break provision in 2002). The Company occupies approximately 36,000 square feet of space in the City of London under a lease expiring in 2018 (with a lease break provision in 2003). In September 1998, the Company subleased approximately one-third of its London premises to a co-tenant in the building, for a term expiring at the end of 2002.

     The Company believes that its facilities are suitable and adequate for its present and anticipated purposes. See Note 17 to the Consolidated Financial Statements for further information regarding future minimum rental commitments under the Company's existing leases.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are subject to various legal proceedings, arbitrations and claims that generally arise in the ordinary course of their businesses. Although the results of such matters cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations. See Note 18 to the Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 2000.

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

COMMON STOCK:                                          HIGH      LOW
                                                      ------    ------

          YEAR ENDED DECEMBER 31, 2000

          First Quarter ..........................    $3.000    $2.000
          Second Quarter .........................     2.500     1.469
          Third Quarter ..........................     2.375     1.250
          Fourth Quarter .........................     2.000     0.813

          YEAR ENDED DECEMBER 31, 1999

          First Quarter ..........................    $4.000    $1.031
          Second Quarter .........................     3.000     1.250
          Third Quarter ..........................     3.563     2.156
          Fourth Quarter .........................     3.250     1.688

     As of March 23, 2001 there were 57 holders of record of the Common Stock. The Company is aware that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. Based on a broker-dealer inquiry made by the Company's transfer agent in April 2000, the Company believes there are approximately 700 beneficial owners of the Common Stock.

     The Company has never declared any cash dividends on the Common Stock, nor does the Company currently anticipate declaring any cash dividends in the foreseeable future. However, as described above in Item 1 of this report, under the caption "Capital Structure History," the Company has over the past two years repurchased significant amounts of its Common Stock, both in privately-negotiated transactions and through an open market repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report. Statement of Operations data presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expense, amortization of intangible assets, amortization of goodwill, foreign exchange effects and other non-operating items. Because the Merger was accounted for as a recapitalization of EBIC, with the issuance of shares by EBIC in August 1996 for the net assets of Maxcor, financial and other information of the Company presented below for 1996 represents financial and other information of EBIC (and its subsidiaries and affiliates) as if all shares issued in the Merger had been issued as of January 1, 1996 and were outstanding for the merged and recapitalized entity since that date.

                                                                               YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                      2000             1999             1998             1997             1996
                                                  -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS
Revenue:
  Commission income                               $ 144,057,920    $ 153,151,341    $ 149,293,022    $ 163,467,438    $ 178,109,899
  Other income                                        3,497,043        2,618,822          973,908          740,683          360,967
                                                  -------------    -------------    -------------    -------------    -------------

                                                    147,554,963      155,770,163      150,266,930      164,208,121      178,470,866
                                                  -------------    -------------    -------------    -------------    -------------
Operating costs:
  Compensation and related costs                    106,904,658      108,470,659      100,527,090      107,375,812      116,296,606
  Communication costs                                13,430,339       15,083,928       14,726,069       16,010,272       18,288,441
  Travel and entertainment                            8,313,068        8,706,358        9,098,311       10,386,202       11,355,183
  Occupancy costs                                     4,743,986        5,400,888        6,065,132        6,053,469        6,539,150
  Depreciation and amortization                       3,501,373        3,955,500        4,594,622        4,908,979        4,324,097
  Clearing fees                                       3,307,802        3,005,785        4,588,170        6,165,264        4,411,515
  General and administrative                          5,111,212        5,802,572        5,639,524        7,667,597        7,495,441
                                                  -------------    -------------    -------------    -------------    -------------

                                                    145,312,438      150,425,690      145,238,918      158,567,595      168,710,433
                                                  -------------    -------------    -------------    -------------    -------------

Operating profit                                      2,242,525        5,344,473        5,028,012        5,640,526        9,760,433
                                                  -------------    -------------    -------------    -------------    -------------

Other non-operating (expenses) income:
  Interest expense                                     (594,957)        (833,935)      (1,079,147)        (840,584)        (693,132)
  Amortization of intangible assets                    (507,564)        (410,004)        (410,004)        (410,004)        (410,004)
  Other non-operating expenses                         (477,000)                       (1,141,356)                         (632,247)
  Other non-operating income                          2,235,511          527,018                           450,000
  Restructuring costs                                  (541,961)      (1,028,893)
  Income (loss) from equity affiliates                  135,890       (1,576,644)         (19,925)         191,771          229,992
  Interest income                                     1,823,285        1,879,500        1,737,403        1,718,099        1,801,442
  Foreign exchange (loss) gain                          (21,579)        (319,547)        (184,518)         137,449           (8,229)
                                                  -------------    -------------    -------------    -------------    -------------

                                                      2,051,625       (1,762,505)      (1,097,547)       1,246,731          287,822
                                                  -------------    -------------    -------------    -------------    -------------
Income before provision for income taxes
  and minority interest
                                                      4,294,150        3,581,968        3,930,465        6,887,257       10,048,255

Provision for income taxes                            3,543,220        1,116,131        3,950,645        5,757,897        6,650,606
                                                  -------------    -------------    -------------    -------------    -------------

Income (loss)  before minority interest                 750,930        2,465,837          (20,180)       1,129,360        3,397,649

Minority interest                                     1,251,169           66,375       (1,254,970)      (1,398,352)         307,311
                                                  -------------    -------------    -------------    -------------    -------------

Net income (loss)                                 $   2,002,099    $   2,532,212    ($  1,275,150)   ($    268,992)   $   3,704,960
                                                  =============    =============    =============    =============    =============


                                                                               YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2000             1999             1998             1997             1996
                                                  -------------    -------------    -------------    -------------    -------------
  BALANCE SHEET DATA:
  Total assets                                    $  71,799,793    $  72,467,958    $  75,269,665    $  86,531,513    $  97,172,715
  Obligations under capitalized leases                  335,635          493,367          751,747          974,186        1,428,764
  Notes payable                                       1,723,169        1,799,870        3,824,842        6,261,839        7,379,762
  Loan payable                                                           674,282
  Total liabilities                                  38,151,244       38,162,466       43,476,151       54,928,268       64,721,841
  Minority interest                                   3,407,628        4,885,896
  Redeemable preferred stock                          2,000,000        2,000,000        2,000,000
  Stockholders' equity                               28,240,921       27,419,596       29,793,514       31,603,245       32,450,874

  PER SHARE INFORMATION
  Net income (loss) - basic                       $         .23    $         .26    ($        .11)   ($        .03)   $         .41
  Net income (loss) - diluted                               .23              .25             (.11)            (.03)             .41
  Book value                                               3.48             3.29             2.63             2.79             3.63
  Weighted average common shares
    outstanding - basic                               8,374,166        9,711,974       11,327,741        9,243,201        8,949,656
  Weighted average common shares
    outstanding - diluted                             8,374,166        9,846,257       11,327,741        9,243,201        8,949,656

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues currently are derived primarily from commissions related to its inter-dealer brokerage businesses. Generally, the Company receives a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and services required and may also reflect discounts for high transaction volumes or other client rebates.

     Other sources of revenues include interest income, derived primarily from cash and cash equivalents, deposits with clearing organizations and interest associated with municipal securities positions, gains and losses on securities transactions (currently primarily in connection with the Company's municipal securities business), income from the sale of data and financial information generated from the Company's brokerage businesses, and foreign exchange gains and losses.

     The largest single component of the Company's expenses is compensation paid to its brokers. Attracting and retaining qualified brokerage personnel with strong client relationships is a prerequisite in the Company's business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their respective departments. For this reason, compensation expense frequently will increase or decrease in rough proportion to revenues, although the fixed salary component can skew the correlation in businesses with declining revenues by causing decreases in compensation to lag behind decreases in revenues, and starting bonuses for new hires in businesses for which revenue growth is sought can increase compensation expenses in advance of realizing the anticipated revenue growth. To manage this area, the Company includes performance-based salary adjustment provisions in substantially all of its broker contracts and closely tracks revenues and compensation expenses (as well as other direct costs) by department (which may involve one or more products) and by broker, at each location.

     Direct client contact, including entertainment, is also an integral part of the Company's marketing program and represents another significant component of its expenses. The Company has made it a priority to manage these expenditures in a more focused and coordinated fashion, and has had reasonable success in reducing their gross levels over each of the last three years.

     The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of the Company's expenses, and, with the usage of electronic execution and matching systems, the need to invest in new technology and Internet deployment strategies has also increased. The Company's ability to compete effectively is significantly dependent on its ability to maintain a high level of client service, through its proprietary software, computerized screen displays and digital networks, the Tradesoft System, the MEB System and the Company's provision of whatever additional systems are demanded by clients at any given time. It is this infrastructure and technological commitment that enables the Company to support its existing client base and product lines, as well as provide a platform for offering brokerage or other services in additional or newly developing financial instruments. Although the Company maintains sizeable management information services and communications departments, the Company will also license technology or outsource infrastructure or technology projects, where practical and consistent with its business goals, in order to manage its fixed costs in these areas.

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

YEAR ENDED DECEMBER 31, 2000

     The year ended December 31, 2000 was an uneven one for the Company, with operating performances during the first three quarters that were not fully up to the Company's expectations, mitigated in part by the Company's ability to recognize a significant first quarter gain on the strategic restructuring of its Tokyo operations, followed by improvements in fourth quarter performance that have carried over into initial results for the first quarter of 2001.

     Net income for the full year 2000 was approximately $2.0 million, or $.23 per share, on total revenues of $151.6 million. Based on results to date, the Company anticipates earning in excess of $2.0 million (on an operating and net income basis), or more than $.25 per share, solely in the first quarter of 2001.

     Management undertook and implemented a number of initiatives during 2000 that the Company believes helped both to address weaknesses in operating performance during the year and position the Company for its strong start in 2001. These included the launching of a number of technology initiatives designed to enhance the Company's services to clients, including the acquisition of an electronic trading platform developer, the refinement and further deployment of a proprietary middle office trade processing system, and the licensing of a third-party secure e-mail trade confirmation system. They also included the further expansion of the Company's brokerage products to include U.S. government agency bonds, the closure of two marginal and under performing foreign offices, the exit of the Company from brokering certain energy derivatives where the Company's market share penetration was inadequate to maintain profitability, the completion of the Company's strategic restructuring of its Tokyo operations, the continued reduction of the Company's outstanding debt borrowings, and the initiation of an open market repurchase program for the Company's Common Stock, all as more fully described below.

     The year started with the Company completing the merger of the Tokyo Partnership, the Tokyo-based derivatives brokering venture in which the Company had been a 50/50 economic partner with its 15% equity affiliate, Yagi Euro, with the off-balance sheet brokerage operations of Nittan. The combination saw the Company retaining a 40% direct interest in the expanded Tokyo Partnership, with Yagi Euro retaining a 30% interest and Nittan acquiring the remaining 30%. As a result of the transaction, which closed effective January 1, 2000, the Company recognized a one-time, after-tax gain in the first quarter of 2000 of approximately $1.5 million.

     The Company throughout the year continued its strategy of focusing on its three core financial centers of New York, London and Tokyo. This focus resulted in the closure of the Company's Toronto-based operations, effective June 30, 2000, at an approximate cost of $205,000, and the taking of a charge of approximately $337,000 during the fourth quarter for the decision taken to close the Paris branch operations of the Company's venture with Finacor, EBFL, in early January 2001. Both the Toronto and Paris operations were relatively small, but had been losing money for some time and were no longer considered viable as self-sustaining offices.

     The Company continued its efforts to grow revenues and improve profitability by expanding into new products when it found reasonable business opportunities to do so. Near the end of 2000, the Company began taking steps that enabled it to hire a core of experienced brokers from several competing firms and establish a brokerage service in U.S. government agency debt. The Company is optimistic about the prospects for the new department, which began formal operations in February 2001. With the reduction in issuances of the 30-year Treasury bond, U.S. government agency bonds are evolving into an increasingly used benchmark and hedging tool. The product also compliments several of the Company's other departments, such as interest rate derivatives, repurchase agreements and overnight federal funds.

     On the other hand, the Company did not hesitate to exit businesses in 2000 where its market share penetration was proving inadequate to achieve profitability. In this regard, the Company's energy derivatives businesses, which had already been streamlined in 1999, were further cut back, with the Company halting its brokerage of weather derivatives in the second quarter and its brokerage of electricity-related products and derivatives in the third quarter. The Company countered these trends somewhat by establishing a bandwidth brokerage operation in the latter half of 2000, and continues to maintain energy-related businesses in the brokerage of emission credits and coal.

     The Company's business has always been sensitive to prevailing economic and market conditions, and, in particular, trading levels in the fixed income and derivatives markets in which it is active, and in this respect 2000 saw wide fluctuations. The year began with significant uncertainty surrounding the potential effects of Y2K, which negatively affected trading levels, particularly in emerging markets, and quickly moved to a state of euphoric market expectation in, and focus on, equities. By the end of the year, however, the equity markets were battered by a steep market correction and worldwide economic slowdown, and financial market participants were realigning their risk profiles. Combined with a declining interest rate environment, the market saw increased levels of activity both in fixed income and interest rate derivative products, which helped the Company's brokerage levels in the fourth quarter.

     On the technology front, the Company continued its efforts to deliver its clients the most advanced brokerage services possible, while also exploring the expansion of its business model into the provision of financial services-related technology and systems. The most significant step in this direction was the Company's third quarter acquisition of the privately-held Tradesoft Technologies, Inc. ("Tradesoft"), a developer and licensor of electronic trading platforms, for a combination of $2.1 million in cash and 375,000 shares of Common Stock. In the third quarter of 1999, the Company had entered into a licensing agreement with Tradesoft for the development of an electronic matching system to broker Brady bonds and global bonds. The completed application, which was deployed to some of the Company's largest clients in emerging markets during the first half of 2000, received significant accolades for its functionality and ease-of-use. As a result of the acquisition of Tradesoft, the Company now owns instead of licenses the Tradesoft System and its related software, and can manage and direct its further development and modification for other products and uses, as well as directly benefit from any revenues generated by third-party licensing arrangements.

     More recently, the Company utilized Tradesoft's know-how and software to automate the broker interface on its new U.S. government agencies desk. Deployment of the interactive trade execution element on the client end is expected ultimately to follow, but only as an adjunct to voice brokerage operations for those clients who desire it, and not as a substitute. The Company believes that this hybrid approach, which marries quality voice brokering and advanced screen system technology, offers a better opportunity to expand its inter-dealer brokerage business and grow revenues than the model that looks to achieving total electronic execution and automation. Moreover, because the approach is geared to developing and maintaining genuine internal broker support for the Tradesoft System and its related technology, the expectation is that it will build on existing voice brokerage liquidity, rather than cannibalize it to move a small portion of that liquidity to a fully electronic platform. The
Company accordingly is also exploring whether and how to modify its prior deployment of the Tradesoft System in emerging markets, where neither its fully electronic execution application nor those of competitors have been successful to date in garnering meaningful liquidity.

     The Company in 2000 also continued to modify and fine tune the MEB System, its proprietary middle-office trade processing system that also incorporates an electronic touchpad blotter application for capturing trade information. These efforts included deploying the MEB System across the Company's repurchase agreement operations and its new U.S. government agencies desk, as well as developing an interface to feed data directly from the Tradesoft System front end into the MEB System. Although to date the MEB System has only been deployed internally, the Company believes that there may be an untapped revenue potential in licensing the MEB System and its unique technology and risk-management features to third parties.

     The third quarter of 2000 also saw the Company's licensing of a secure e-mail trade confirmation system from PostX Corporation, with anticipated deployment of the system in mid-2001. The system represents an additional element in the Company's strategy of using advanced technology to provide the best possible client service. Upon its anticipated deployment within the Company's derivatives department, the system is expected to enable the Company to offer its client base the advantage of secure, encrypted trade confirmations delivered by e-mail promptly after execution, and the ability to respond immediately with secure e-mail verifications or queries.

     After repurchasing 2,986,345 shares of Common Stock in mid-1999 in a single, negotiated transaction at a price of $1.75 per share, the Company's Board of Directors in May 2000 authorized an open market repurchase program for up to 10% of the outstanding Common Stock, or 833,744 shares. By mid-January 2001, the Company had completed the repurchase of the full 833,744 shares authorized under the program, at an average price of $1.42 per share. The Board of Directors then increased the authorization under the program to allow the repurchase of up to an additional 787,869 shares, or 10% of the Common Stock outstanding at that time. As of March 23, 2001, the Company had repurchased an additional 256,800 shares pursuant to this extension of the program, at an average price of $1.66 per share. Management recommended and implemented the repurchase program in the belief that the Common Stock at the market valuations then prevailing represented an attractive long-term investment for the Company and would increase value for the Company's remaining stockholders.

     The year 2000 also saw the Company continue the process of paring down its already low level of debt, ending the year with notes and loans payable at a historically low level of $1.7 million, down from $2.5 million at 1999 year end and $3.8 million at 1998 year end.

     These management initiatives were implemented in a business and marketplace environment that continues to be extremely competitive and challenging. The Company's primary client base continues to undergo consolidations, resulting in surviving financial institutions that are increasingly large and have greater purchasing power, as well as fewer market participants. In addition, the inter-dealer brokerage business continues to see new entrants in the form of electronic marketplaces, often with significant capital markets backing. Several have been established by existing money and securities brokers, others by consortia of banks and institutional market participants, and some with a combination of both. The Company believes its own technology initiatives and assortment of product offerings have to date positioned it to meet these competitive threats, but the landscape is constantly evolving and the Company continuously needs to adapt its business methods and strategies.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Commission income for 2000 decreased $9,093,421 to $144,057,920, compared to $153,151,341 for 1999. The decrease resulted primarily from the combined effect of decreased brokerage in London and Geneva of approximately $10.1 million, offset in part by the combined effect of increased brokerage in New York and Mexico City of approximately $1.5 million. The reduction in London primarily resulted from decreased brokerage on interest rate derivative products and the currency effects of translating weakened British pound sterling amounts to U.S. dollars, offset in part by increased brokerage on emerging market debt securities. The decline in Geneva was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. In New York, the increase reflected the net effects of an increase in brokerage of U.S. Treasury repurchase agreements as a result of the hiring of a new brokerage team during the fourth quarter of 1999, an increase in brokerage of interest rate derivative products, reflecting both improved market activity and market share, a decrease in brokerage relating to the discontinuance of certain operations in late 1999 and 2000, including parts of the Company's energy-related derivatives operations, and a decrease in brokerage of emerging market debt securities reflecting reduced market activity. The increase in Mexico City primarily resulted from improved market conditions for local market debt.

     Interest income for 2000 decreased $56,215 to $1,823,285, compared to $1,879,500 for 1999, primarily reflecting a reduction in the average inventory of municipal securities held.

     Other income for 2000 increased $3,411,700 to $5,710,975, compared to $2,299,275 for 1999, primarily due to a one-time gain on a partial sale of the Company's interest in the Tokyo Partnership, net of related transaction costs, of approximately $2.2 million (approximately $1.5 million on an after-tax basis), a full period of income derived from the Company's licensing agreement with Telerate for a variety of pricing and other data on emerging market bonds, and an increase in trading gains on municipal securities transactions.

     Compensation and related costs for 2000 decreased $1,566,001 to $106,904,658, compared to $108,470,659 for 1999. The decrease was primarily the result of decreased employment costs in London and Geneva of approximately $4.4 million, reflecting decreased commission income and the currency effects of translating weakened British pound sterling amounts to U.S. dollars. This decrease was partially offset by increased employment costs in New York and Mexico City of approximately $3.3 million, reflecting increased operating revenues (commission income, trading gains and information sales revenue) and improved profitability in certain areas. As a percentage of operating revenues, compensation and related costs increased to

72% for 2000 as compared to 70% for 1999, primarily reflecting fixed salary costs in certain derivatives brokerage groups in London that experienced reduced brokerage.

     Communication costs for 2000 decreased $1,653,589 to $13,430,339, compared to $15,083,928 for 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

     Travel and entertainment costs for 2000 decreased $393,290 to $8,313,068, compared to $8,706,358 for 1999. As a percentage of operating revenues, travel and entertainment costs were consistent for 2000 and 1999 at 5.6%, reflective of continued efforts to control and correlate these costs to revenue levels.

     Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. In 2000, these costs decreased $129,884 to $4,743,986, compared to $4,873,870 for 1999, primarily reflecting the combined effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group, and a reduction in rent tax rates in London, offset in part by the effect of a reduction in certain occupancy-related accruals in 1999 of approximately $527,000.

     Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. In 2000, these costs decreased $356,567 to $4,008,937, compared to $4,365,504 for 1999, primarily as a result of a reduction in depreciable equipment, offset in part by an increase in amortizable software, goodwill and other intangible assets. The decrease in depreciable equipment reflected in part the Company's increased use of operating leases to finance the upgrading of communication and information systems during 1999 and 2000, while the increase in amortizable software, goodwill and other intangible assets primarily reflected the effects of the Tradesoft acquisition.

     Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by the Company's clearing firms in transactions where the Company acts as a riskless principal on a fully matched basis. In 2000, these expenses increased $302,017 to $3,307,802, compared to $3,005,785 for 1999, primarily due to an increase in the number of cleared U.S. Treasury repurchase agreements transactions, offset in part by a net decrease in the number of cleared emerging market debt transactions.

     Interest expense for 2000 decreased $238,978 to $594,957, compared to $833,935 for 1999, primarily as a result of the combined effect of a lower average aggregate amount of debt (loan, notes and capitalized lease obligations payable) outstanding and a decrease in average margin borrowings to finance municipal securities positions.

     Restructuring costs of $541,961 were incurred during 2000, as compared to $1,028,893 in 1999. In 2000, these costs related to the ceasing of operations by the Company's Toronto-based subsidiary in June 2000 and the notice given in December 2000 to close EBFL's Paris branch in January 2001. A portion of the business previously conducted in Toronto has been relocated to New York. The restructuring costs in 1999 were incurred in connection with the anticipated admission of Nittan to the Tokyo Partnership and the closing of certain departments within the energy-related derivatives group. Included in these costs for 2000 and 1999 were employee severance, the disposal/write-off of fixed assets and occupancy-related costs.

     General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, legal fees, audit and tax fees, consulting fees, food costs and dues to various industry associations. In 2000, these expenses decreased $214,360 to $5,588,212, as compared to $5,802,572 for 1999, primarily as a result of a reduction in consumption taxes in Europe and reductions in various other general and administrative expenses due to continued efforts to reduce these costs, offset in part by an increase in professional fees and a one-time charge of $477,000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

     For 2000, the Company had income from its 15% equity interest in Yagi Euro of $135,890, as opposed to a loss of $1,576,644 for 1999. Yagi Euro experienced significant restructuring activities in late 1999 and early 2000 relating to Nittan's admission to the Tokyo Partnership and the combining of Yagi Euro's money market and forward foreign exchange businesses with those of Nittan in a separate joint venture. In 2000, the Company's share of a gain realized by Yagi Euro on its restructuring activities was approximately $86,000. In 1999, the Company's share of expenses incurred by Yagi Euro on its restructuring activities approximated $1,031,000.

     Provision for income taxes for 2000 increased $2,427,089 to $3,543,220, compared to $1,116,131 for 1999. This increase was primarily reflective of a $1,200,000 adjustment during the prior period to reduce income tax reserves as a result of obtaining a favorable resolution to certain contingencies and a reduction of approximately $972,000 during the prior period to the deferred tax asset valuation allowance due to tax planning strategies derived from the Nittan transaction and improved profitability in certain subsidiaries. Exclusive of these adjustments, the Company's effective tax rate was lower for 2000, as compared to 1999, primarily reflecting the impact of the significant loss incurred by the Company's foreign equity affiliate (Yagi Euro) in 1999.

     For the year ended December 31, 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $1,251,169, as compared to a reduction of net losses from such subsidiaries of $66,375 for 1999, primarily as a result of reduced brokerage activity in EBFL.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Commission income for 1999 increased $3,858,319 to $153,151,341, compared to $149,293,022 for 1998. The increase resulted primarily from increased brokerage in London and Geneva, aggregating approximately $14.1 million, offset in part by decreased brokerage in New York and Mexico City, aggregating approximately $7.0 million, and decreased brokerage in the Tokyo Partnership of approximately $2.9 million. The increased brokerage in London and Geneva primarily reflected the expansion, as of January 1, 1999, of the London operations through the EBFL venture and the impact of the Geneva operations, which commenced in July 1998. Brokerage in New York and Mexico City declined primarily as a result of reduced market activity in both centers in emerging market debt securities and, in New York, reduced brokerage in energy-related derivatives, offset in part by increased brokerage in cash deposits and interest rate derivatives. The decreased brokerage in the Tokyo Partnership primarily reflected the impact of increased competitive pressures and reduced market activity.

     Interest income for 1999 increased by $142,097 to $1,879,500, compared to $1,737,403 for 1998. This increase resulted primarily from an increase in the average inventory of municipal securities held by the Company.

     Other income for 1999 increased $1,509,885 to $2,299,275, compared to $789,390 for 1998, primarily due to income derived from the Company's May 1999 licensing agreement with Telerate for a variety of pricing and other data on emerging market bonds and an increase in trading gains on municipal securities transactions.

     Compensation and related costs for 1999 increased $7,943,569 to $108,470,659, compared to $100,527,090 for 1998. The increase was primarily the result of increased employment costs in London and Geneva, aggregating approximately $9.2 million, reflecting an increase in brokerage staff and commission income in conjunction with the expansion of the London operations in EBFL and the new Geneva operations, and increased employment costs in the Tokyo Partnership, approximating $2.3 million, reflecting increased competitive pressures and an increase in brokerage staff. These increases were partially offset by reduced employment costs in New York and Mexico City, aggregating approximately $3.3 million, primarily reflecting reduced commission income and implemented cost reductions in the emerging market debt and energy-related derivatives areas. As a percentage of operating revenues, compensation and related costs increased to approximately 70% for 1999, as compared to approximately 67% for 1998, primarily resulting from certain fixed salary costs in areas which sustained reduced revenues.

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

     Occupancy costs for 1999 decreased $1,191,262 to $4,873,870, compared to $6,065,132 for 1998, primarily reflecting the combined effect of a reduction in rent and related costs derived from subletting a portion of the Company's leased space in London (which commenced in September 1998), an overall rent tax rate reduction in London and an approximately $527,000 reduction in certain occupancy-related accruals.

     Depreciation and amortization expense for 1999 decreased $639,122 to $4,365,504, compared to $5,004,626 for 1998, primarily due to a reduction in depreciable fixed assets in London.

     Clearing fees decreased $1,582,385 to $3,005,785 for 1999, compared to $4,588,170 for 1998, due primarily to a decrease in the number of cleared transactions, primarily in emerging market debt securities.

     Interest expense for 1999 decreased $245,212 to $833,935, compared to $1,079,147 for 1998. This decrease was primarily the result of a lower average aggregate amount of debt outstanding during the current period.

     Restructuring costs of $1,028,893 were incurred during 1999, in connection with the anticipated admission of Nittan to the Tokyo Partnership and the closing of certain departments within the energy-related derivatives group. These costs included, among others, employee severance, the write-off of leasehold improvements and occupancy-related costs.

     General, administrative and other expenses decreased $978,308 to $5,802,572, for 1999, as compared to $6,780,880 for 1998, primarily as a result of a decrease in professional fees, which were higher in 1998 due to the Finacor transaction in London, the opening of the Geneva office and other corporate matters. In connection with management's continued efforts to reduce costs, there were also reductions in various other general and administrative expenses during 1999 in comparison to 1998, notwithstanding the fact that the 1998 costs were themselves reduced by reductions to various accruals approximating $462,000.

     Loss from equity affiliates for the year ended December 31, 1999 consisted of the Company's equity interest in the loss incurred by Yagi Euro. Approximately $1.0 million of this loss represented the Company's share of employee severance costs and fixed asset disposals incurred in anticipation of the 50-50 joint venture in conventional products formed by Yagi Euro and Nittan, effective January 1, 2000. In 1998, the loss resulted from a write-off of the Company's equity interest in a small derivatives broker of $118,000, offset in part by the Company's share of Yagi Euro's profits for 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers, and securities owned.

     Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated client needs and are currently financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At year-end 2000, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities transactions of approximately $3.6 million, reflecting securities owned of approximately $10.7 million, financed by a payable to the clearing broker of approximately $7.1 million.

     MFI is a member of the GSCC for the purpose of clearing U.S. Treasury and government agency repurchase agreements and other U.S. Treasury securities, as well as U.S. government agency securities. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

     Net cash provided by operations for 2000 was approximately $6.7 million. This increase in cash was the result of net income of approximately $2.0 million adjusted to reflect the net effect of approximately $2.4 million of non-cash items, primarily consisting of depreciation and amortization, the gain on the partial sale of the Company's interest in the Tokyo Partnership, minority interest in the loss of consolidated subsidiaries and the decrease to net deferred income tax assets, and the net positive effects of other working capital items, principally increased accrued compensation and decreased prepaid expenses and other assets.

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

     Net cash provided by operations for 1998 was approximately $1.1 million. This increase in cash was the result of a net loss of approximately $1.3 million adjusted to reflect approximately $6.8 million of non-cash items, principally for depreciation and amortization and deferred income taxes, and the net negative effects of other working capital items, principally reduced payable balances.

     The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are not limited to, net capital or stockholders' equity requirements. The Company has historically met regulatory net capital and stockholders' equity requirements and expects to be able to continue to do so in the future.

     In London, the Company's wholly-owned securities subsidiary, Euro Brokers Financial Services Limited ("EBFSL"), has been notified by its regulator, the
SFA, of an interpretative change by the SFA under its rules in the categorization of EBFSL's business activities, such that increased regulatory capital requirements would apply. Rather than tie up extra capital in EBFSL's business, the Company has decided to transfer the business of EBFSL into a new London branch office of the Company's U.S. broker-dealer subsidiary, MFI (which already conducts the same emerging markets debt business as EBFSL), and has received initial approvals to do so from both the SFA and the NASDR. The transfer is expected to be effected during 2001.

     INVESTING ACTIVITIES

     Investing activities for 2000, 1999 and 1998 reflect net cash used of approximately $2.0 million, $1.0 million and $3.6 million, respectively, primarily for purchases of fixed assets. The decrease in fixed asset purchases during 1999 reflected, in part, the Company's increased use of operating leases to finance much of the upgrading of communication and information systems necessary to sustain the Company's commitment to maintaining current technology. Investing activities for 2000 also included approximately $267,000 received, relating to the net effect of proceeds received on the partial sale of the Company's interest in the Tokyo Partnership and the cash portion paid out in the Tradesoft acquisition.

     FINANCING ACTIVITIES

     At December 31, 2000, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million. It expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.1 million at December 31, 2000) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

     Notes payable at December 31, 2000 of approximately $1.7 million reflects the remaining principal installments of approximately $827,000 due on a fixed rate note payable to GECC issued in December 1997, which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and subordinated notes issued by EBFL to Monecor (London) Limited ("Monecor"), a subsidiary of Finacor and the minority shareholder of EBFL, in the aggregate amount of (pound)600,000 (approximately $896,000 at December 31, 2000), due March 31, 2001 (subject to three months' notice and regulatory approval).

     Net cash used in financing activities for 2000 was approximately $2.6 million, primarily reflective of cash of approximately $894,000 used to acquire treasury stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $1,196,000, and the net repayment of borrowings under the revolving credit facility of approximately $674,000.

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

EFFECTS OF INFLATION

     Because the Company's assets are to a large extent liquid in nature, the Company believes it is less susceptible to the negative effects of inflation than companies with high levels of inventories or fixed assets exposed to increasing replacement costs. Moreover, to the extent the earning power of the Company's liquid assets diminishes in an inflationary environment, the effects tend to be offset by the salutary consequences of inflation on the true cost of paying the Company's current liabilities. However, increases in certain Company expenses due to inflation, such as employee compensation, travel and entertainment and occupancy and communication costs may not be readily recoverable in the price of its services. In addition, to the extent inflation increases or decreases volatility in the securities markets, the Company's brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients, business partners and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors, and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption of Item 7 of this report and the "Quantitative and Qualitative
Disclosures about Market Risk" caption of Item 7A of this report. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management of the Company is actively involved in the evaluation of risks associated with certain financial instruments and will from time to time reduce other risks inherent in its businesses through the use of financial instruments.

     The Company reduces market risk related to its municipal securities positions by limiting both the size of its overall positions and the number of days positions are held. In addition, the Company from time to time sells interest rate sensitive financial futures contracts as a means of managing market risk on its municipal securities positions. Management closely monitors the Company's municipal securities positions on a daily basis through its review of daily activity and position reports prepared by operations staff. These reports detail all executed transactions, the resulting trading gains and sales commissions and, using independently verified market prices, the closing positions. At December 31, 2000, the Company held municipal securities positions with an aggregate market value of approximately $10.7 million.

     In the process of executing brokerage transactions, the Company sometimes experiences "out trades" or other errors in which the Company may have liability for the resulting unmatched position. The occurrence of out trades generally rises with increases in the volatility of the market. If an out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, the risk to the Company is usually limited. If discovery (or disposition) is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. The Company believes that the MEB System, including its electronic blotter application, because of its ability to identify unbalanced trade conditions as they occur, serves to help limit the market risk exposure when out trades or other errors occur. To limit its exposure further in such situations, the Company's policy is to dispose of any resulting unmatched positions promptly after their discovery.

     The Company has various foreign exchange rate exposures, including commission income earned in a currency other than the functional currency and foreign income streams which are eventually distributed. Management's strategies to reduce these risks include the use of foreign currency forward contracts. As a result of the early adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the deemed highly effective portion of the fair value of foreign currency forward contracts used to hedge commission income earned in a currency other than the functional currency are deferred from recognition into earnings until the forecasted revenue streams are realized. As of year-end 2000 and 1999, the Company has postponed its hedging practice with respect to anticipated dividends from the Tokyo Partnership, awaiting a time when it can better predict the income streams therefrom. If and when foreign currency forward contracts are again used to hedge these anticipated dividends, the gains and losses thereon will be included in current operations even though the offsetting gains and losses on the income streams are not recognized until realized.

     The Company's note payable to GECC and Preferred Stock have interest and dividend rates that are fixed. Although the Company has theoretical interest rate exposure with these instruments should market interest rates decline or rise, management's judgment is that the aggregate future required payments under these instruments are satisfactory as a business matter, and do not require application of hedging strategies. In addition, the Company's exposure to fixed interest rates has declined during 2000 as a result of the maturing of certain notes payable.

     The subordinated notes payable to Monecor and any borrowings under the facility with GECC bear interest at variable rates. Management will continue to monitor the level of borrowings under the GECC facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

     The tables below provide information, at each of December 31, 2000 and December 31, 1999, about the Company's financial instruments used for other than trading purposes that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, the Company's market risk analysis at December 31, 2000 did not materially change from the market risk analysis at December 31, 1999. For loan and notes payable and Preferred Stock the table presents principal and redemption cash flows with expected maturity dates. For foreign currency forward contracts, the table presents notional amounts with expected maturity dates.

AS OF DECEMBER 31, 2000:

                                                                                                AFTER                       FAIR
                                                                     2001          2002          2005         TOTAL         VALUE
                                                                  ----------    ----------    ----------    ----------    ----------
Interest rate sensitivity:

  Loan payable                                                    $             $             $             $             $

  7.9% note secured by
    certain equipment                                                511,312       316,057                     827,369       827,369

Subordinated notes issued
  to minority shareholder                                            895,800                                   895,800       895,800

 2% Redeemable
  Preferred Stock                                                                              2,000,000     2,000,000     2,000,000

Exchange rate sensitivity:
  Foreign currency forward
  contracts:
    Sell U.S. dollars/buy
     British pounds
     sterling                                                      9,600,000                                 9,600,000        46,177


AS OF DECEMBER 31, 1999:

                                                                                                 AFTER                      FAIR
                                                       2000          2001          2002          2004         TOTAL         VALUE
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Interest rate sensitivity:
  Loan payable                                      $  674,282    $             $             $             $  674,282    $  674,282

  7.9% note secured by
     certain equipment                                 472,501       511,312       316,057                   1,299,870     1,299,870

  10% note issued in
     connection with the
     repurchase of
     Common Stock                                      500,000                                                 500,000       500,000

  2% Redeemable
     Preferred Stock                                                                           2,000,000     2,000,000     2,000,000

Exchange rate sensitivity:
  Foreign currency forward
  contracts:
    Sell U.S. dollars/buy
     British pounds
     sterling                                        2,400,000                                               2,400,000        17,026


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement"). The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(9) of Regulation S-K. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement. The Company intends to file the Proxy Statement with the SEC on or prior to April 30, 2001.

     Nothing in this Part III, or elsewhere in this report, shall be deemed to specifically incorporate by reference any of the information required by Item 306 of Regulation S-K or referred to in Item 402(a)(9) of Regulation S-K

                                     PART IV

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

(b)       REPORTS ON FORM 8-K

          During the fourth quarter of its fiscal year ended December 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAXCOR FINANCIAL GROUP INC.


                                          By:        /S/ GILBERT D. SCHARF
                                              ---------------------------------
                                              Gilbert D. Scharf,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ GILBERT D. SCHARF          Chairman of the Board,           March 30, 2001
- ------------------------------   President and Chief
Gilbert D. Scharf                Executive Officer
                                 (Principal Executive Officer)

  /s/ KEITH E. REIHL             Chief Financial Officer          March 30, 2001
- ------------------------------   and Director (Principal
Keith E. Reihl                   Financial Officer)




  /s/ STEVEN R. VIGLIOTTI        Treasurer (Principal             March 30, 2001
- ------------------------------   Accounting Officer)
Steven R. Vigliotti

  /s/ LARRY S. KOPP              Director
- ------------------------------                                    March 30, 2001
Larry S. Kopp

  /s/ MICHAEL J. SCHARF          Director
- ------------------------------                                    March 30, 2001
Michael J. Scharf

  /s/ JAMES W. STEVENS           Director
- ------------------------------                                    March 30, 2001
James W. Stevens

  /s/ FREDERICK B. WHITTEMORE    Director
- ------------------------------                                    March 30, 2001
Frederick B. Whittemore

 /s/ WILLIAM B. WIGTON           Director
- ------------------------------                                    March 30, 2001
William B. Wigton

 /s/ OSCAR M. LEWISOHN           Director
- ------------------------------                                    March 30, 2001
Oscar M. Lewisohn

 /s/ ROBIN A. CLARK              Director
- ------------------------------                                    March 30, 2001
Robin A. Clark

                          MAXCOR FINANCIAL GROUP INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Contents                                                                    Page
================================================================================


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

       Notes to the Consolidated Financial Statements                       F-10

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
and Stockholders of
Maxcor Financial Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2001

                          MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     December 31,   December 31,
                                                         2000           1999
                                                      -----------    -----------
ASSETS

Cash and cash equivalents                             $21,465,004    $20,054,275

Deposits with clearing organizations                    6,334,093      6,800,390

Receivable from broker-dealers and customers           15,553,303     16,027,907

Securities owned, held at clearing firm                10,720,211      9,479,694

Prepaid expenses and other assets                       5,078,271      7,011,145

Deferred tax asset                                      2,116,581      3,752,385

Equity in affiliated companies                          1,552,757      1,595,852

Fixed assets                                            7,400,494      6,959,569

Intangible assets                                       1,579,079        786,741
                                                      -----------    -----------

         Total assets                                 $71,799,793    $72,467,958
                                                      ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (CONTINUED)

                                                   December 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2000            1999
- ------------------------------------               ------------    ------------

Liabilities:
     Payable to broker-dealer                      $  7,116,240    $  5,977,929
     Accounts payable and accrued liabilities        12,004,494      14,924,573
     Accrued compensation payable                    15,778,214      13,046,001
     Loan payable                                                       674,282
     Income taxes payable                               114,732         723,392
     Deferred taxes payable                           1,078,760         523,052
     Obligations under capitalized leases               335,635         493,367
     Notes payable                                    1,723,169       1,799,870
                                                   ------------    ------------

                                                     38,151,244      38,162,466
                                                   ------------    ------------

Minority interest in consolidated subsidiary          3,407,628       4,885,896
                                                   ------------    ------------

Commitments and contingencies (Notes 17 and 18)

Redeemable preferred stock:
  Series B, 2% cumulative, stated value
  $1,000, 2,000 shares issued at
  December 31, 2000 and 1999                          2,000,000       2,000,000

Stockholders' equity:
  Preferred stock, $.001 par value,
    1,000,000 shares authorized; 2,000 shares
    of Series B issued at December 31, 2000
    and 1999, reported above
  Common stock, $.001 par value,
    30,000,000 shares authorized;
    11,392,269 shares issued
    at December 31, 2000 and 1999                        11,392          11,392

  Additional paid-in capital                         33,187,415      33,187,415
  Treasury stock at cost; 3,271,434 and
    3,054,832 shares of common stock
    held at December 31, 2000 and
    December 31, 1999, respectively                  (5,679,008)     (5,454,036)
  Accumulated deficit                                  (823,247)     (2,608,011)
  Accumulated other comprehensive income:
    Foreign translation adjustments                   1,494,319       2,282,836
    Deferred hedging gains                               50,050
                                                   ------------    ------------

    Total stockholders' equity                       28,240,921      27,419,596
                                                   ------------    ------------

    Total liabilities and stockholders' equity     $ 71,799,793    $ 72,467,958
                                                   ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Year Ended
                                    December 31,  December 31,    December 31,
                                        2000           1999            1998
                                    ------------  -------------   -------------
Revenue:
  Commission income                 $144,057,920  $ 153,151,341   $ 149,293,022
  Interest income                      1,823,285      1,879,500       1,737,403
  Other income                         5,710,975      2,299,275         789,390
                                    ------------  -------------   -------------
                                     151,592,180    157,330,116     151,819,815
                                    ------------  -------------   -------------
Costs and expenses:
  Compensation and related costs     106,904,658    108,470,659     100,527,090
  Communication costs                 13,430,339     15,083,928      14,726,069
  Travel and entertainment             8,313,068      8,706,358       9,098,311
  Occupancy costs                      4,743,986      4,873,870       6,065,132
  Depreciation and amortization        4,008,937      4,365,504       5,004,626
  Clearing fees                        3,307,802      3,005,785       4,588,170
  Interest expense                       594,957        833,935       1,079,147
  Restructuring costs                    541,961      1,028,893
  General, administrative and
    other expenses                     5,588,212      5,802,572       6,780,880
                                    ------------  -------------   -------------

                                     147,433,920    152,171,504     147,869,425
                                    ------------  -------------   -------------

Subtotal                               4,158,260      5,158,612       3,950,390

Income (loss) from equity
  affiliates                             135,890     (1,576,644)        (19,925)
                                    ------------  -------------   -------------

Income before provision for
  income taxes and minority
  interest                             4,294,150      3,581,968       3,930,465

Provision for income taxes             3,543,220      1,116,131       3,950,645
                                    ------------  -------------   -------------

Income (loss) before minority
  interest                               750,930      2,465,837         (20,180)

Minority interest in loss (income)
  of consolidated subsidiaries         1,251,169         66,375      (1,254,970)
                                    ------------  -------------   -------------

Net income (loss)                   $  2,002,099  $   2,532,212   ($  1,275,150)
                                    ============  =============   =============

Weighted average common shares
  outstanding - basic                  8,374,166      9,711,974      11,327,741

Weighted average common shares
  outstanding - diluted                8,374,166      9,846,257      11,327,741

Basic earnings (loss) per share             $.23           $.26           ($.11)
Diluted earnings (loss) per share           $.23           $.25           ($.11)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                          ACCUMULATED
                                                                 ADDITIONAL                                  OTHER
                                   COMPREHENSIVE    COMMON        PAID-IN      TREASURY    ACCUMULATED   COMPREHENSIVE
                                       INCOME        STOCK        CAPITAL        STOCK        DEFICIT        INCOME       TOTAL
                                   -------------  -----------   -----------   -----------   -----------  -------------  -----------
Balance at December 31, 1997                      $    11,392   $33,187,415   ($  209,451)  ($3,815,073)  $ 2,428,962   $31,603,245
Comprehensive income
  Net loss for the year ended
    December 31, 1998               ($1,275,150)                                             (1,275,150)                 (1,275,150)
    Other comprehensive income

    Foreign translation adjustment
      (net of income tax benefit
      of $163,348)                     (506,100)                                                             (506,100)     (506,100)
                                    -----------
Comprehensive income                ($1,781,250)
                                    ===========
Acquisition of treasury stock                                                     (18,481)                                  (18,481)
Redeemable preferred stock dividends                                                            (10,000)                    (10,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1998                           11,392    33,187,415      (227,932)   (5,100,223)    1,922,862    29,793,514
Comprehensive income
  Net income for the year ended
    December 31, 1999               $ 2,532,212                                               2,532,212                   2,532,212
  Other comprehensive income
  Foreign translation adjustment
    (inclusive of income tax benefit
    of $111,648)                       359,974                                                                359,974       359,974
                                    -----------
Comprehensive income                $ 2,892,186
                                    ===========
Acquisition of treasury stock                                                  (5,226,104)                               (5,226,104)
Redeemable preferred stock dividends                                                            (40,000)                    (40,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                           11,392    33,187,415    (5,454,036)   (2,608,011)    2,282,836    27,419,596
Comprehensive income
  Net income for the year ended
    December 31, 2000               $ 2,002,099                                               2,002,099                   2,002,099
  Other comprehensive income
    Foreign translation adjustment
      (net of income tax benefit
      of $171,940)                     (788,517)                                                             (788,517)     (788,517)
    Deferred hedging gain
      (net of income tax expense
      of $12,519)                        50,050                                                                50,050        50,050
                                    -----------
Comprehensive income                $ 1,263,632
                                    ===========
Acquisition of treasury stock                                                    (894,494)                                 (894,494)
Issuance of shares from
  treasury stock                                                                  669,522      (177,335)                    492,187
Redeemable preferred stock dividends                                                            (40,000)                    (40,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000                      $    11,392   $33,187,415   ($5,679,008)  ($  823,247)  $ 1,544,369   $28,240,921
                                                  ===========   ===========   ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Year Ended
                                        December 31,  December 31,  December 31,
                                            2000          1999         1998
                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                     $ 2,002,099   $ 2,532,212   ($1,275,150)
  Adjustments to reconcile
  net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization         4,008,937     4,365,504     5,004,626
    Provision for doubtful accounts         (50,635)       (8,492)       53,777
    Gain on partial sale of subsidiary   (2,235,511)
    In-process research and development
    from acquisition                        477,000
    Net loss on disposal of fixed assets     79,420       173,635        31,423
    Undistributed (earnings) losses of
      unconsolidated subsidiaries          (373,737)    2,271,382      (329,082)
    Minority interest in (loss) earnings
      of consolidated subsidiaries       (1,181,135)      244,597
  Imputed interest expense                                 28,035        57,556
  Deferred income taxes                   1,666,251    (1,295,768)    1,957,221
Change in assets and liabilities,
net of effect from purchase of
subsidiary:

  Decrease in deposits with clearing
    organizations                           466,297       320,643     1,931,334
  Decrease in receivable from
    broker-dealers and customers             52,248     2,253,197     3,268,139
  (Increase) decrease in securities
    owned, held at clearing firm         (1,240,517)    2,098,821    (1,081,050)
  Decrease in prepaid expenses and
    other assets                          1,793,188       432,242       181,235
  Decrease in short-term bank loans                                  (6,225,928)
  Increase (decrease) in payable to
    broker-dealer                         1,138,311    (1,867,561)    7,414,513
  Decrease in securities sold,
    not yet purchased                                                  (780,849)
  Decrease in accounts payable and
    accrued liabilities                  (2,516,711)     (241,843)   (2,489,237)
  Increase (decrease) in accrued
    compensation payable                  3,305,835    (1,868,251)   (4,129,233)
  (Decrease) increase in income
    taxes payable                          (652,977)      360,883    (2,456,795)
                                        -----------   -----------   -----------
      Net cash provided by
        operating activities              6,738,363     9,799,236     1,132,500
                                        -----------   -----------   -----------

Cash flows from investing activities:

Purchase of fixed assets                 (2,493,760)   (1,299,408)   (4,073,603)
Proceeds from the sale of
  fixed assets                              266,745       295,062       406,950
Dividends received from
  equity affiliates                                        38,511        36,771
Proceeds from partial sale
  of subsidiary                           2,399,002
Purchase of subsidiary, net
  of cash acquired                       (2,131,896)
                                        -----------   -----------   -----------
    Net cash used in investing
      activities                         (1,959,909)     (965,835)   (3,629,882)
                                        -----------   -----------   -----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                  For the Year Ended
                                        December 31,  December 31,  December 31,
                                           2000           1999          1998
                                        -----------   -----------   -----------

Cash flows from financing activities:
  Cash contribution from
    minority interest                        40,000     3,691,972
 Dividend paid to minority
    interest                                             (614,726)
 Issuance of note payable to
    minority shareholder                    149,300
 Net (repayment of) borrowings
    under revolving credit facility        (674,282)      674,282
 Repayment of notes payable                (972,501)   (3,026,697)   (2,520,331)
 Issuance of redeemable
    preferred stock                                                    2,000,000
 Redeemable preferred stock
    dividends                               (40,000)      (40,000)      (10,000)
 Repayment of obligations
    under capitalized leases               (223,774)     (421,081)     (231,137)
 Acquisition of treasury stock             (894,494)   (4,226,104)      (18,481)
                                        -----------   -----------   -----------
    Net cash used in
      financing activities               (2,615,751)   (3,962,354)     (779,949)
                                        -----------   -----------   -----------
Effect of exchange rate
  changes on cash                          (751,974)       32,932       385,996
                                        -----------   -----------   -----------
    Net increase (decrease)
      in cash and cash equivalents        1,410,729     4,903,979    (2,891,335)

Cash and cash equivalents
  at beginning of year                   20,054,275    15,150,296    18,041,631
                                        -----------   -----------   -----------
Cash and cash equivalents
  at end of year                        $21,465,004   $20,054,275   $15,150,296
                                        ===========   ===========   ===========
Supplemental disclosures
  of cash flow information:

  Interest paid                         $   622,080   $   894,147   $ 1,032,853
  Income taxes paid                       1,103,001       934,184     2,773,146
  Non-cash financing activities:
    Capital lease obligations
      incurred                               97,762       180,591
    Contribution of non-cash
      assets from minority
      interest                                          1,962,886
    Assumption of liabilities
      of minority interest                                247,508
    Issuance of notes payable
      to acquire treasury stock                         1,000,000
    Conversion of account
      payable to note payable               737,700
    Issuance of shares from
      treasury stock to
      acquire subsidiary                    492,187


          The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
- ------------------------------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
- -----------------------------------------

REVENUE RECOGNITION:
- -------------------

Commission income and related expenses are recognized on a trade date basis.

Revenue from the sale of financial information is included in other income and is recognized on a pro-rata basis over the terms of the respective agreements. Any payments received in advance are deferred and are included in accounts payable and accrued liabilities.

SECURITIES TRANSACTIONS:
- -----------------------

Securities transactions are recorded on a trade date basis.

Securities owned, held at clearing firm, are carried at market value, with unrealized gains and losses reflected in operations.

CASH AND CASH EQUIVALENTS:
- -------------------------

The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

- -----------------------------------------------------

FIXED ASSETS:
- ------------

Depreciation of fixed assets is computed on a straight-line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the improvements.

INTANGIBLE ASSETS:
- -----------------

Intangible assets principally include the values assigned to customer lists, assembled work-force and purchased goodwill, and are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Accumulated amortization of intangible assets aggregated approximately $5,872,000 and $5,364,000 at December 31, 2000 and 1999, respectively.

The Company has a policy of reviewing the carrying value of intangible assets to consider whether events or changes in circumstances have occurred which would indicate that the carrying amount of such assets may have been impaired. To date there have been no impairment losses with respect to intangible assets.

FOREIGN CURRENCY TRANSLATION:
- ----------------------------

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates during the year.

Gains and losses on foreign currency translation of the financial statements of subsidiary operations whose functional currency is other than the U.S. dollar, together with related hedges and tax effects and the effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as foreign translation adjustments in the accumulated other comprehensive income section of stockholders' equity. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the related operating subsidiary's functional currency are recorded in operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
- ------------------------------------

The financial instruments of the Company are reported in the consolidated statements of financial condition at market values or at carrying amounts that management estimates approximate fair values as such financial instruments are short-term in nature or bear interest at rates approximating current market rates.

INCOME TAXES:
- ------------

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences between the recognition of tax effects for financial statement purposes and income tax reporting purposes by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce the deferred tax asset to only that portion that is judged more likely than not to be realized.

USE OF ESTIMATES:
- ----------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 3 - ACQUISITION OF TRADESOFT TECHNOLOGIES, INC.:
- -----------------------------------------------------

On August 11, 2000, the Company acquired Tradesoft in a transaction accounted for as a purchase, for approximately $2.1 million in cash and the issuance of 375,000 shares of MFGI stock from treasury. As a result of the acquisition, approximately $988,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired (including certain identifiable intangibles) and includes an amount approximating $738,000, offset by an equal amount in deferred taxes payable, to account for the differences between these assigned values and their respective tax bases. The goodwill is being amortized over a 5 year period. The Company also recorded a one-time charge of $477,000 relating to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition. This one-time charge is included in general, administrative and other expenses during the year ended December 31, 2000.

The following details the unaudited pro forma consolidated operating revenues (commission income, trading gains, information sales revenue and software development and licensing fees), net income and earnings per share of the Company for the years ended December 31, 2000 and 1999 assuming the Tradesoft acquisition occurred on January 1, 1999.

                                                        FOR THE YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000               1999
                                                  ------------      ------------
Operating revenues                                $147,646,676      $156,090,758
Net income                                           1,763,224         2,202,990

Earnings per share:
    Basic                                                  .21               .22
    Diluted                                                .21               .22

These results reflect Tradesoft's actual results during 1999 and for the 2000 interim period up to the date of acquisition with certain adjustments to eliminate software development fees between the Company and Tradesoft and the costs incurred by Tradesoft to develop such software, to depreciate and amortize Tradesoft's assets (including intangibles) based upon the fair values assigned in recording the combination, to record incremental interest on the additional revolving debt needed to finance the acquisition and to eliminate the one-time charge for in-process research and development. These results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis noted above, nor are they indicative of future combined operations.

NOTE 4 - EARNINGS PER SHARE:
- ----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000 and 1999 and 1998:

                                        2000            1999            1998
                                    -----------    ------------    ------------
Numerator (basic and
  diluted calculation):

Net income (loss)                   $ 2,002,099    $  2,532,212    ($ 1,275,150)
Less redeemable preferred
  stock dividends                       (40,000)        (40,000)        (10,000)
                                    -----------    ------------    ------------
    Net income (loss)
      available to common
      stockholders                    1,962,099       2,492,212      (1,285,150)
Denominator:
Weighted average common
  shares outstanding -
  basic calculation                   8,374,166       9,711,974      11,327,741
Dilutive effect of stock
  options                                               134,283
                                    ------------   -------------   ------------
Weighted average common
  shares outstanding -
  diluted calculation                 8,374,166       9,846,257      11,327,741
Earnings (loss) per share:
  Basic                                     .23             .26            (.11)
  Diluted                                   .23             .25            (.11)
Antidilutive common
  stock equivalents:
  Options                             1,755,000          85,000       1,650,000
  Warrants                              734,980         734,980         734,980


NOTE 5 - DEPOSITS WITH CLEARING ORGANIZATIONS:
- ----------------------------------------------

Deposits with clearing organizations at December 31, 2000 and 1999 are comprised of the following:

                                                  DECEMBER 31,      DECEMBER 31,
                                                    2000               1999
                                                  ----------        ----------
Cash                                              $  414,687        $  388,207
U.S. Treasury obligations                          5,919,406         6,412,183
                                                  ----------        ----------
                                                  $6,334,093        $6,800,390
                                                  ==========        ==========

Pursuant to its membership in the Government Securities Clearing Corporation ("GSCC"), Maxcor Financial Inc. ("MFI"), the Company's U.S. broker-dealer subsidiary, is required to maintain a minimum deposit of $5,000,000. The balance of the deposits is required pursuant to MFI's clearing firm relationships.

NOTE 6 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
- --------------------------------------------------------------------

At December 31, 2000 and 1999, receivable from and payable to broker-dealers and customers consist of the following:

                                 DECEMBER 31, 2000          DECEMBER 31, 1999
                              ------------------------   ----------------------
                              RECEIVABLE      PAYABLE    RECEIVABLE     PAYABLE
                              -----------   ----------   -----------  ----------
Commissions receivable        $14,109,772   $            $15,047,677  $
Receivable from clearing firm   1,443,531                    980,230
Payable to clearing firm                     7,116,240                 5,977,929
                              -----------   ----------   -----------  ----------
                              $15,553,303   $7,116,240   $16,027,907  $5,977,929
                              ===========   ==========   ===========  ==========

The Company clears its matched riskless principal brokerage transactions and its municipal securities trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements.

NOTE  6  -  RECEIVABLE  FROM  AND  PAYABLE  TO   BROKER-DEALERS   AND  CUSTOMERS
- --------------------------------------------------------------------------------
(CONTINUED):
- ------------

The receivable from clearing firm primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm represents the net amount owed for financing the Company's municipal securities positions. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $647,000 and $715,000 at December 31, 2000 and 1999 respectively.

NOTE 7 - SECURITIES OWNED, HELD AT CLEARING FIRM:
- -------------------------------------------------

Securities owned, held at clearing firm primarily reflect municipal securities positions taken in connection with the Company's municipal securities business. These securities positions are held by the clearing firm as a pledge against the amount owed (See Note 6) and may be rehypothecated by the clearing firm.

Trading gains on municipal securities of approximately $1,493,000, $1,215,000 and $954,000, for the years ended December 31, 2000, 1999 and 1998 respectively, have been included in other income in the consolidated statements of operations.

NOTE 8 - EQUITY AFFILIATES AND MINORITY INTERESTS:
- --------------------------------------------------

YAGI EURO NITTAN CORPORATION:
- ----------------------------

The Company's equity in affiliated company at December 31, 2000 and 1999 consists of its 15% equity interest in Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation. Effective January 1, 2000, Yagi Euro completed an agreement to contribute its money market and forward foreign exchange businesses to a 50-50 joint venture with Nittan Exco Ltd. ("Nittan"). In anticipation of this transaction, Yagi Euro incurred significant employee severance costs and disposed of certain fixed assets during the year ended December 31, 1999. Included in loss from equity affiliates for the year ended December 31, 1999 is the Company's share of these costs on an after-tax basis of approximately $1,031,000. Yagi Euro is also a partner in a Tokyo-based derivatives brokering partnership ("Tokyo Partnership") with the Company and, effective January 1, 2000, Nittan (see below). Included in income from equity affiliates for the year ended December 31, 2000 is the Company's approximately $86,000 share of an after-tax gain realized by Yagi Euro in 2000 on its restructuring activities.

Summarized financial information for Yagi Euro at and for the years ended December 31, 2000 and 1999 is as follows:

                                                2000               1999
                                            -----------       ------------

     Total assets                           $18,093,919       $ 20,165,937
     Total liabilities                        7,742,208          9,526,924
     Revenues                                        --          6,097,720
     Net income (loss)                          905,933        (10,510,960)

TOKYO PARTNERSHIP:
- -----------------

Effective January 1, 2000, the Tokyo Partnership executed an agreement to merge its operations with the off-balance sheet operations of Nittan. This transaction, which included a cash payment to the Company by Nittan, reduced the Company's direct interest in the expanded Tokyo Partnership to 40% and reduced Yagi Euro's interest to 30% with Nittan acquiring the remaining 30% interest. Included in other income for the year ended December 31, 2000 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $2.2 million. The Company continues to consolidate the results of operations of the expanded Tokyo Partnership in its consolidated financial statements with the combined interest of Yagi Euro and Nittan presented as minority interest.

- --------------------------------------------------------------

EURO BROKERS FINACOR LIMITED:
- ----------------------------

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

TRADESOFT TECHNOLOGIES, INC.:
- ----------------------------

Immediately following the acquisition of Tradesoft by the Company, Tradesoft sold a 10% interest as restricted stock to its Chief Technology Officer. The equity and results of operations for Tradesoft are consolidated in the Company's consolidated financial statements since the date of acquisition (August 11, 2000), with this 10% interest presented as minority interest.

NOTE 9 - RESTRUCTURING COSTS:
- -----------------------------

During the years ended December 31, 2000 and 1999, the Company incurred certain restructuring costs. During the year ended December 31, 2000, these costs related to the ceasing of operations by the Company's Toronto-based subsidiary in June 2000 and the notice given in December 2000 to close EBFL's branch operations in Paris effective January 2001. A portion of the business previously conducted in Toronto has been relocated to New York. Restructuring costs incurred during the year ended December 31, 1999 related to the anticipated expansion of the Tokyo Partnership (see Note 8) and the closing of certain departments within the energy-related derivatives brokerage group. Restructuring costs for the years ended December 31, 2000 and 1999 are detailed as follows:

                                                      2000          1999
                                                   ----------    ----------

     Employee severance costs                      $  441,021    $  533,980
     Loss on disposal of fixed assets                  77,992       173,913
     Occupancy costs                                   17,750       171,000
     Other                                              5,198       150,000
                                                   ----------    ----------

                                                   $  541,961    $1,028,893
                                                   ==========    ==========

All of the amounts represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. The total restructuring reserve of approximately $357,000 at December 31, 2000, representing the unpaid portion of the costs noted above, is expected to be fully paid during 2001.

NOTE 10 - FIXED ASSETS:
- -----------------------

Fixed assets at December 31, 2000 and 1999 are summarized below:

                                                 DECEMBER 31,   DECEMBER 31,
                                                     2000           1999
                                                 -----------    -----------
     Furniture and telephone equipment           $13,029,307    $13,801,005
     Leasehold improvements                        6,860,184      7,314,529
     Computer and related equipment               11,132,689     10,439,643
     Software                                      7,031,794      4,077,617
     Automobiles                                     623,088        764,370
                                                 -----------    -----------
                                                  38,677,062     36,397,164
     Less - Accumulated depreciation
              and amortization                    31,276,568     29,437,595
                                                 -----------    -----------

                                                 $ 7,400,494    $ 6,959,569
                                                 ===========    ===========

NOTE 11 - OBLIGATIONS UNDER CAPITALIZED LEASES:
- -----------------------------------------------

The Company has purchased automobiles under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2000:

     For the Year Ending December 31,
     2001                                                 $276,802
     2002                                                   62,557
     2003                                                   45,387
                                                          --------
     Total minimum lease payments                          384,746

     Less - amount representing interest                    49,111
                                                          --------

     Present value of total minimum lease payments        $335,635
                                                          ========

The gross amounts of assets under capitalized leases are approximately $536,000 and $949,000 at December 31, 2000 and 1999, respectively. Such amounts are for automobiles and are included in fixed assets in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $133,000, $174,000 and $221,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 12 - BORROWING ARRANGEMENTS:
- ---------------------------------

LOAN PAYABLE:
- ------------

On June 17, 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a revolving credit facility of up to $5 million which expires on June 17, 2004. The facility is secured by substantially all of EBI's assets. The borrowing availability under the facility (which approximated $3.1 million at December 31, 2000) is determined based upon the level and condition of EBI's billed accounts receivable. The agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under the facility bear interest at a variable rate based upon the published rate for 30-day dealer placed commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of the facility.

- ---------------------------------------------

NOTES PAYABLE:
- -------------

Notes payable at December 31, 2000 and 1999 consist of the following:

                                                      DECEMBER 31,  DECEMBER 31,
                                                         2000         1999
                                                      -----------   ----------
     Variable rate subordinated notes
       issued to minority shareholder for
       regulatory capital adequacy
       requirements                                   $  895,800    $
     7.9% note secured by certain equipment              827,369     1,299,870
     10% notes issued in connection
       with the repurchase of common stock                             500,000
                                                      -----------   ----------
                                                      $ 1,723,169   $1,799,870
                                                      ===========   ==========

The variable rate subordinated notes were issued by EBFL to Monecor for the purpose of maintaining the regulatory capital adequacy requirements of the Financial Services Authority ("FSA"), a U.K. regulatory body. These notes are denominated in British pounds sterling ((pound)600,000), are subordinated to all present and future liabilities of EBFL and bear interest at a rate equal to the National Westminster Bank base rate plus a margin. These notes are payable on or after March 31, 2001 upon three months prior notice by EBFL or Monecor and with the prior consent of the FSA.

The 7.9% note secured by certain equipment was issued in December 1997 to GECC. This note is secured by all equipment owned by EBI and is payable in monthly installments (including interest) of $46,545 through December 2001 and $27,482 thereafter through December 2002.

The 10% notes were issued to investment partnerships of the venture capital group, Welsh, Carson, Anderson & Stowe ("WCAS") on June 17, 1999 in connection with the Company's repurchase of common stock (see Note 15).

NOTE 13 - EMPLOYEE BENEFIT PLAN:
- --------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $270,000 for each of the years ended December 31, 2000 and 1999, and $366,000 for the year ended December 31, 1998.

NOTE 14 - INCOME TAXES:
- -----------------------

Income before provision for income tax and minority interest was taxed under the following jurisdictions:

                                             FOR THE YEAR ENDED
                               DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                  2000              1999            1998
                               -----------       ----------      ----------
     Domestic                  $ 4,528,705       $3,215,299      $  606,080
     Foreign                      (234,555)         366,669       3,324,385
                               -----------       ----------      ----------
        Total                  $ 4,294,150       $3,581,968      $3,930,465
                               ===========       ==========      ==========

- -----------------------------------

The components of the provision for income taxes are as follows:

                                            FOR THE YEAR ENDED
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                    2000           1999           1998
                                 -----------    -----------    -----------
     Current
       Federal                   $ 1,012,798    $    69,609    ($  387,836)
       State and local                75,190        (16,163)        61,619
       Foreign                       693,595      2,375,561      2,060,265
                                 -----------    -----------    -----------
          Total                    1,781,583      2,429,007      1,734,048
                                 -----------    -----------    -----------
     Deferred
       Federal                       797,989       (867,118)      (136,824)
       State and local               (49,643)       (32,809)       142,413
       Foreign                     1,013,291       (412,949)     2,211,008
                                 -----------    -----------    -----------
                                   1,761,637     (1,312,876)     2,216,597
                                 -----------    -----------    -----------
          Total                  $ 3,543,220    $ 1,116,131    $ 3,950,645
                                 ===========    ===========    ===========

Deferred tax assets (liabilities) are comprised of the following:

                                                   DECEMBER 31,  DECEMBER 31,
                                                       2000         1999
                                                   -----------   ----------
     Assets
       Bad debt reserve                             $  186,475   $  231,004
       Occupancy reserves                              620,416      545,979
       Miscellaneous reserves                           82,097      723,060
       Depreciation and amortization                 1,495,924    1,293,211
       Unrealized losses                                59,738      370,686
       State and local net operating losses          1,111,242      832,662
       Foreign tax credits                              21,894    1,007,117
       Capital loss carryforwards                      514,217      534,006
       Deferred tax asset valuation allowance       (1,975,422)  (1,785,340)
                                                    ----------   ----------
     Gross deferred tax assets,
       after valuation allowance                    $2,116,581   $3,752,385
                                                    ==========   ==========
     Liabilities


       Differential on assigned values
         and tax basis for acquired assets        ($  682,466)   $
       Unrealized foreign exchange gain               (36,049)    (138,584)
       Other                                         (360,245)    (384,468)
                                                  -----------    ---------
          Gross deferred tax liabilities          ($1,078,760)   ($523,052)
                                                  ===========    =========

The valuation allowance for deferred tax assets has been established for capital loss carryforwards, state and local net operating losses ("NOLs") and assets arising from various timing differences, due to the uncertainty regarding their realizability. Foreign tax credit carryforwards of approximately $22,000 expire in 2002. NOLs approximating $1,413,000, $3,008,000, $494,000 and $1,040,000
expire in the years ended 2012, 2013, 2014 and 2015, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

- -----------------------------------

                                                   For the Year Ended
                                        December 31,  December 31,  December 31,
                                            2000          1999          1998
                                         ----------    ----------    ----------

Tax at U.S. statutory rate               $1,460,011    $1,217,869    $1,336,358
Increase (decrease) in tax resulting from:
  Higher effective rates on earnings
    of foreign operations and tax
    benefit of foreign losses not
    recognized                              874,803     1,496,720     1,084,309
  Nondeductible meals and
    entertainment                         1,147,462     1,095,002     1,429,700
  Nondeductible in-process research
    and development                         162,180
  Nondeductible goodwill amortization        25,189
  Reduction of income tax reserves                     (1,200,000)
  Non-taxable interest income              (104,977)      (86,618)
  Increase (decrease) to deferred tax
    asset valuation allowance               153,958      (971,536)
  State and local taxes, net                 16,860       (49,022)      204,032
  Other                                    (192,266)     (341,284)     (103,754)
                                         ----------    ----------    ----------
                                         $3,543,220    $1,161,131    $3,950,645
                                         ==========    ==========    ==========

NOTE 15 - STOCKHOLDERS' EQUITY:
- -------------------------------

PREFERRED STOCK:
- ---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), and reserved 300,000 shares thereof for issuance upon exercise of the preferred stock purchase rights (each, a "Right") that, pursuant to the Plan, were at the time dividended to holders of common stock on the basis of one Right, expiring December 6, 2006, for each share of common stock. Each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock for $22.50, subject to adjustment. The Rights, however, generally do not become exercisable until ten days after a person or group acquires (or commences a tender or exchange offer to acquire) 15% or more beneficial ownership of the common stock. Upon occurrence of such event (subject to certain conditions and exceptions more fully described in the Plan), and subject to the Rights no longer being redeemable, each Right would entitle the holder thereof (other than the person or group triggering such exercisability) to buy (with certain limited exceptions) common stock of the Company (or, if the Company is acquired, common shares of the surviving entity) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company, generally at any time prior to the triggering events described above, at a price of $.01 per Right

On October 1, 1998 the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") to Yagi Euro at a purchase price of $1,000 per share ("Stated Value"). Cumulative dividends at the annual rate of 2% of the Stated Value are payable quarterly in arrears. The Company may, at any time, redeem the Series B Preferred Stock, in whole or in part, at its option, at a per share price equal to the Stated Value together with accrued and unpaid dividends thereon ("Liquidation Preference").

- -------------------------------------------

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

COMMON STOCK AND WARRANTS:
- -------------------------

At December 31, 1997, the Company had outstanding 11,330,631 shares of common stock and held 61,638 shares of common stock in treasury.

In August 1998, the Company repurchased 6,849 shares of common stock for $18,481 and in June 1999, the Company repurchased 2,986,345 shares of its common stock from WCAS investment partnerships for $5,226,104, or $1.75 per share.

In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warranted, in open market, negotiated or block transactions. As of December 31, 2000, the Company had purchased 591,602 shares of its common stock under this program at an aggregate purchase price of $894,494.

On August 11, 2000, the Company issued 375,000 shares from treasury in connection with the Tradesoft acquisition (see Note 3). This issuance resulted in an increase in accumulated deficit of $177,335, equal to the difference between the fair value of these shares on August 11, 2000 and the average cost of shares in treasury on that date.

As a result of the foregoing activity, at December 31, 2000 and 1999, the Company had outstanding 8,120,835 and 8,337,437 shares of common stock, respectively, and held 3,271,434 and 3,054,832 shares of common stock in treasury, respectively.

At December 31, 2000 and 1999, the Company had outstanding 685,948 redeemable common stock purchase warrants issued in connection with the Company's 1994 initial public offering and 49,032 Series B redeemable common stock purchase warrants issued in connection with the Merger. Both series of warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share, expire on November 30, 2001 and are redeemable at a price of $.01 per warrant upon 30 days notice at any time, but only if the last sale price of the common stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

At December 31, 2000 and 1999, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that may be granted pursuant to the Company's 1996 Stock Option Plan (see Note 16).

In January 2001, the Company completed the repurchase of the 833,744 shares under the May 2000 authorization for a total purchase price of $1,187,650 and the Board of Directors authorized an additional repurchase of up to 787,869 shares, or 10% of its then outstanding common stock.

NOTE 16 - STOCK OPTION PLAN:
- ----------------------------

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

A summary of the Company's stock option activity follows:

                       DECEMBER 31, 2000         DECEMBER 31, 1999         DECEMBER 31, 1998
                     ---------------------     ---------------------     ---------------------
                                  Weighted                  Weighted                  Weighted
                                  Average                   Average                   Average
                     Number of    Exercise    Number of     Exercise    Number of     Exercise
                      Shares        Price       Shares        Price       Shares        Price
                     ---------      -----     ----------      -----     ----------      -----
Outstanding at
  beginning of year  1,670,000       2.03      1,650,000       2.00      1,245,000       5.07
Granted                335,000       2.61         85,000       2.46        485,000       2.00
Canceled              (250,000)      2.02        (65,000)      2.00        (80,000)      5.00
                     ---------      -----     ----------      -----     ----------      -----
Outstanding
  at end of year     1,755,000       2.14      1,670,000       2.03      1,650,000       2.00
                     =========      =====     ==========      =====     ==========      =====
Exercisable
  at end of year     1,079,750       2.04        898,000       2.00        521,000       2.00
                     =========      =====     ==========      =====     ==========      =====
Weighted average
 fair value of
 options granted
 during the year         $1.83                     $1.69                     $1.21
                         =====                     =====                     =====

On August 6, 1998 the exercise price of outstanding stock options (1,165,000) was reset to $2.00 per share, which exceeded the market value of the Company's common stock on August 6, 1998. As a result of this repricing and the fact that substantially all stock options subsequently granted during 1998 were at an exercise price of $2.00 per share, at December 31, 1998, outstanding stock options had a weighted average exercise price of approximately $2.00 per share. Options outstanding at December 31, 2000 had exercise prices ranging from $2.00 to $2.61 and a weighted-average remaining contractual life of approximately 6.4 years.

- ----------------------------------------

As allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the Plan. Accordingly, the Company has not recognized any compensation cost associated with the Plan since the market prices of the underlying stock were not greater than the exercise prices on the grant dates. As required by SFAS 123, however, the Company has disclosed below its approximate pro forma net income (loss) and earnings (loss) per share if compensation costs under the Plan had been recognized using the fair value method of SFAS 123. Because stock options under the Plan have characteristics significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for 2000, 1999 and 1998 with the following weighted average assumptions: expected volatility of 83%, 81% and 66%, respectively; risk free interest rate of 6.7%, 6.1% and 5.4%, respectively; and an expected option life of five years.

                                                 For the Year Ended
                                       December 31,  December 31,  December 31,
                                          2000          1999           1998
                                       ----------    ----------    ------------

Net income (loss)        As reported   $2,002,099    $2,532,212    ($1,275,150)
                         Pro forma      1,249,158     1,892,868     (1,768,764)

Basic earnings (loss)
  per share              As reported          .23           .26           (.11)
                         Pro forma            .14           .19           (.16)

Diluted earnings (loss)
  per share              As reported          .23           .25           (.11)
                         Pro forma            .14           .19           (.16)

NOTE 17 - COMMITMENTS:
- ----------------------

The Company is obligated under certain non-cancelable leases for office space, equipment and telecommunication services.

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

Future minimum rental commitments for operating leases (exclusive of payments post-dating lease-break options available to the Company), net of sublease income, approximate the following:

                     MINIMUM             MINIMUM
                      RENTAL            SUB-RENTAL
     YEAR            PAYMENTS             INCOME                 NET
     ----          -----------          -----------          -----------
     2001          $ 9,049,112          $   760,661          $ 8,288,451
     2002            5,485,029              760,661            4,724,368
     2003              931,271                                   931,271
     2004              358,346                                   358,346
     2005               29,111                                    29,111
                   -----------          -----------          -----------
                   $15,852,869          $ 1,521,322          $14,331,547
                   ===========          ===========          ===========

Rental expense, net of sub-rental income, amounted to approximately $2,878,000, $3,309,000 and $3,376,000 in 2000, 1999 and 1998, respectively.

NOTE 18 - CONTINGENCIES:
- ------------------------

The Company is subject to various legal proceedings, arbitrations and claims that arise in the ordinary course of its businesses. Although the results of such matters cannot be predicted with certainty, based on information currently available and established reserves, management believes that resolving any currently known matters will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

The Company has received demands from the Inland Revenue in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to employee bonuses paid during the period from August 1994 to February 1998 in the amount of approximately (pound)1.7 million (approximately $2.5 million at December 31, 2000), plus interest estimated at approximately (pound)325,000 at December 31, 2000 (approximately $485,000). The Company has formally challenged these demands as it feels the respective bonus payment methods used did not require NIC payments under existing legislation. Based upon its current level of reserves, management does not anticipate the ultimate outcome of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 19 - COUNTERPARTY RISK:
- ----------------------------

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

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR TRADING PURPOSES:
- ---------------------------------------------------------------------

The Company, from time to time, sells financial futures contracts as a means of managing market risk on municipal securities positions held. Financial futures contracts are exchange traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount of a financial instrument at a specified future date and price. Maintaining a financial futures contract requires the Company to deposit margin with its clearing broker as security for its obligations. Financial futures contracts provide for daily cash settlements with gains or losses based upon fluctuations in market value included in trading gains on municipal securities transactions (see Note 7). Open equity in financial futures contracts is recorded as receivable from and payable to broker-dealers and customers as applicable. At December 31, 2000 and 1999 the Company had no financial futures contracts outstanding.

NOTE 21 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR HEDGING ACTIVITIES:
- -----------------------------------------------------------------------

On July 1, 2000, the Company elected to early-adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the statement of financial condition at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company did not have any outstanding unrecorded derivative instruments or ongoing hedging activities at June 30, 2000, there is no transition adjustment necessary as a result of the early adoption of SFAS 133.

NOTE 21 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR HEDGING ACTIVITIES
- ----------------------------------------------------------------------
(CONTINUED):
- ------------

The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risk associated with anticipated commissions on transactions denominated in a currency other than the functional currency (foreign currency cash flow hedge). Pursuant to these foreign currency forward contacts, the Company receives or pays the difference between the contracted forward exchange rate (for the purchase or sale of one currency for another) and the prevailing exchange rate at settlement date. The Company has entered into foreign currency forward contacts with equal notional amounts maturing at successive month-end dates through December 31, 2001 based upon a portion of such commission revenues the Company reasonably anticipates realizing during this time period. In accordance with SFAS 133, the Company has excluded from its assessment of hedge effectiveness the portion of the fair value of the foreign currency forward contracts attributable to the spot-forward difference and has recorded the present value of the changes in such amounts in earnings.

For the six months ended December 31, 2000, the changes in these excluded portions approximated $41,000. Under SFAS 133, the fair value of these foreign currency forward contracts attributable to the present value of the forecasted cash flows based on the spot rate is considered a highly effective hedge. Therefore, no amounts related to the changes in these amounts are included in earnings until such contracts mature to coincide with the forecasted revenue streams. These deferred amounts are included in the accumulated other comprehensive income section of stockholders' equity. Approximately $50,000 of the deferred gains included in accumulated other comprehensive income, net of tax, is expected to be reclassified to earnings within the next twelve months.

NOTE 22 - NET CAPITAL REQUIREMENTS:
- -----------------------------------

MFI,  as a U.S.  broker-dealer,  is  subject  to  the  Securities  and  Exchange
Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the GSCC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At December 31, 2000, MFI's regulatory net capital was approximately $12,550,000 and exceeded the minimum regulatory requirement of $250,000 by approximately $12,300,000.

NOTE 23 - SEGMENT REPORTING:
- ----------------------------

In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. For the purpose of this disclosure, operating revenues include commission income, trading gains and information sales revenue. The Company has defined its operating segments based upon geographic location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Japan, Switzerland and Canada. United States amounts are principally derived from the Company's New York office, but include the balances for all its U.S. based operations. Japan amounts include the consolidated results of operations of the Tokyo Partnership with net income amounts net of minority interests in the Tokyo Partnership. United Kingdom amounts include the consolidated balances for EBFL, with net income (loss) amounts net of Monecor's minority interest. Switzerland amounts are derived from the Company's Geneva office which commenced operations in July 1998. Other geographic segments which do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

- ----------------------------------------

The  accounting  policies  of  the  segments  are the same as those described in
Note 2.

                                  UNITED         UNITED                                                     ALL
                                  STATES         KINGDOM        JAPAN       SWITZERLAND      CANADA        OTHER          TOTAL
                                -----------    -----------    -----------    ----------    ----------    ----------    ------------
2000

Operating revenues              $76,309,398    $46,669,303    $20,310,361    $  603,624    $  323,064    $3,339,213    $147,554,963
Interest income                   1,578,110        541,475            208         1,030         3,386         5,190       2,129,399
Interest expense                    528,406        333,484         39,181                                                   901,071
Depreciation and amortization     2,722,509      1,061,304                       62,210        17,980       144,934       4,008,937
Provision for income taxes        1,166,757        522,008      1,921,281        (2,221)     (115,668)       51,063       3,543,220
Income from unconsolidated
  affiliates                        135,890                                                                                 135,890
Net income (loss)                 1,745,148       (681,634)     1,392,576      (508,509)     (239,874)      294,392       2,002,099
Assets                           67,747,976     22,488,708      8,201,126       603,276        32,199     1,433,167     100,506,452
Capital expenditures              1,981,620       496,892                                                    15,305       2,493,817
Investment in unconsolidated
  affiliates                      1,552,757                                                                               1,552,757

1999

Operating revenues              $74,984,913    $54,155,703    $20,259,059    $3,180,648    $  933,568    $2,256,272    $155,770,163
Interest income                   1,781,438        586,927         64,915           679         7,977         2,985       2,444,921
Interest expense                    841,737        554,594          2,916                         109                     1,399,356
Depreciation and
  amortization                    2,824,531      1,240,339                       69,501        47,974       183,159       4,365,504
Provision for income taxes          (11,521)       783,623        153,500        64,718       (34,340)      160,151       1,116,131
Loss from unconsolidated
  affiliates                     (1,576,644)                                                                             (1,576,644)
Net income (loss)                 1,769,869       (163,594)       766,622       494,433       (85,353)     (249,765)      2,532,212
Assets                           67,032,170     25,184,192      8,270,218     1,109,637       466,486     1,628,390     103,691,093
Capital expenditures                741,064        500,969                                        269        57,106       1,299,408
Investment in unconsolidated
  affiliates                      1,595,852                                                                               1,595,852

- ----------------------------------------

                                     UNITED        UNITED                                                    ALL
                                     STATES        KINGDOM        JAPAN      SWITZERLAND    CANADA          OTHER          TOTAL
                                  -----------    -----------    -----------  ----------    ----------    ----------    ------------
1998

Operating revenues                $79,806,677    $42,354,005    $23,172,310  $  831,970    $1,280,407    $2,821,561    $150,266,930
Interest income                     1,875,942        541,652        337,004                     5,714         2,888       2,763,200
Interest expense                    1,295,220        789,970         19,754                                               2,104,944
Depreciation and amortization       2,869,495      1,877,927                     10,904        68,766       177,534       5,004,626
Provision for income taxes            243,326         45,567      3,510,831       2,307        (1,143)      149,757       3,950,645
Income from unconsolidated
  affiliates                          (19,925)                                                                              (19,925)
Net (loss) income                    (506,071)    (2,375,260)     1,920,758     (93,451)     (459,440)      238,314      (1,275,150)
Assets                             76,188,122     21,984,556      7,548,750   1,140,517       564,829     2,048,939     109,475,713
Capital expenditures                2,405,177      1,282,038                    246,243        46,144        94,001       4,073,603
Investment in unconsolidated
  affiliates                        2,935,100                                                                             2,935,100

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                     2000            1999             1998
                                 -----------     -----------      -----------
Interest income:
Total for reportable segments    $ 2,124,209     $ 2,441,936      $ 2,760,312
Other interest                         5,190           2,985            2,888
Elimination of intersegment
  interest income                   (306,114)       (565,421)      (1,025,797)
                                 -----------     -----------      -----------
  Consolidated total             $ 1,823,285     $ 1,879,500      $ 1,737,403
                                 ===========     ===========      ===========

Interest expense:
Total for reportable segments    $   901,071     $ 1,399,356      $ 2,104,944
Elimination of intersegment
  interest expense                  (306,114)       (565,421)      (1,025,797)
                                 -----------     -----------      -----------
  Consolidated total             $   594,957     $   833,935      $ 1,079,147
                                 ===========     ===========      ===========

Assets:
Total for reportable segments    $99,073,285    $102,062,703     $107,426,774
Other assets                       1,433,167       1,628,390        2,048,939
Elimination of intersegment
  receivables                    (15,738,154)    (15,558,510)     (17,842,245)
Elimination of investments
  in other segments              (12,968,505)    (15,664,625)     (16,363,803)
                                 -----------     -----------      -----------
  Consolidated total             $71,799,793     $72,467,958      $75,269,665
                                 ===========     ===========      ===========

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
- --------------------------------------------------------

The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2000 and 1999:

                                                FOR THE THREE MONTHS ENDED:
                                     MARCH 31     JUNE 30      SEPTEMBER 30    DECEMBER 31
                                   -----------  ------------   ------------   --------------
2000

Revenues                           $43,688,220  $ 36,228,004   $ 35,076,656   $   36,599,300
Income before provision for
  income taxes and minority
  interest                           3,587,546       660,249     (1,294,041)       1,340,396
Net income (loss)                    2,263,335       307,872       (624,945)          55,837
Weighted average common
  shares outstanding-basic           8,337,437     8,317,488      8,461,820        8,378,903
Weighted average common
  shares outstanding-diluted         8,618,880     8,317,488      8,461,820        8,378,903
Basic earnings (loss) per share            .27           .04           (.08)             .01
Diluted earnings (loss) per share          .26           .04           (.08)             .01

1999

Revenues                           $45,210,343  $ 40,986,820   $ 38,349,256   $   32,783,697
Income before provision for
  income taxes and minority
  interest                           4,256,236     2,035,345        642,671       (3,352,284)
Net income (loss)                    1,573,800     1,047,003      1,047,599       (1,136,190)
Weighted average common
  shares outstanding-basic          11,323,782    10,897,161      8,337,437        8,337,437
Weighted average common
  shares outstanding-diluted        11,323,782    10,906,069      8,698,564        8,337,437
Basic earnings (loss)
  per share                                .14           .10            .12             (.14)
Diluted earnings (loss)
  per share                                .14           .10            .12             (.14)

                                  EXHIBIT INDEX

Exhibit No.                                   Description
- ----------                                    -----------

 2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation ("EBIC"), without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

 2.2 Registration Rights Agreement, dated as of August 16, 1996, by and among the Registrant and the persons listed in Annexes I, II and III thereto (the "Registration Rights Agreement") (incorporated by reference to Exhibit 2.5 of the Registrant's Current Report on Form 8-K, dated August 16, 1996)

2.2a Amendment, dated as of June 17, 1999, to the Registration Rights Agreement (incorporated herein by reference to Exhibit 2.2a of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 ("1999 Form 10-K"))

 2.3 Securities Purchase Agreement, dated as of March 24, 1999, by and among the Registrant, Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS VI") and WCAS Information Partners, L.P. ("WCAS Info") (incorporated herein by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-K"))

 2.4 Escrow Agreement, dated as of March 24, 1999, by and among the Registrant, WCAS VI, WCAS Info and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 2.4 of the 1998 Form 10-K)

 2.5 Sale and Purchase Agreement, dated 21 December 1998, by and among Euro Brokers International Limited, Euro Brokers Holdings Limited, Monecor (London) Limited and Finacor Peter, without schedules (incorporated herein by reference to Exhibit 2.5 of the 1998 Form 10-K)

 2.6 Stock Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules (incorporated herein by reference to Exhibit
                          2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (the "September 30, 2000 Form 10-Q"))

 3.1                      Restated  Certificate   of   Incorporation   of   the
                          Registrant  (incorporated   herein  by  reference  to
                          Exhibit 3.1 of the 1999 Form 10-K)

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

 4.3 Warrant Agreement, dated as of November 30, 1994, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of Amendment No.1)

 4.4 Form of Series B Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit
                          4.5 of the Registrant's Registration Statement on Form S-4 (No.333-06753) dated June 25, 1996) (the "Form
                          S-4"))

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

 10.6+ The Registrant's 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)


 10.7+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.7 of the 1998 Form 10-K)

 10.8+ Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Keith Reihl (incorporated herein by reference to Exhibit 10.8 of the 1998 Form 10-K)

 10.9+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Roger Schwed (incorporated herein by reference to Exhibit 10.9 of the 1998 Form 10-K)

 10.10+ Employment Agreement, dated 1 October 2000, by and between Euro Brokers Finacor Limited and Robin Adrian Clark*

 10.11+ Employment Agreement, dated as of August 14, 1998, by and between Euro Brokers Investment Corporation and Walter E. Dulski (the "Dulski Employment Agreement") (incorporated herein by reference to Exhibit 10.11 of the 1998 Form 10-K)

 10.12+ Employment Agreement, dated as of May 4, 1998, by and between Euro Brokers Inc. and Steven Vigliotti (incorporated herein by reference to Exhibit 10.12 of the 1999 Form 10-K)

 10.13 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000) (1)

 10.14+ Amendment, dated as of August 11, 2000, to the Dulski Employment Agreement (incorporated herein by reference to Exhibit 10.14 of the September 30, 2000 Form 10-Q)

 21                       Subsidiaries of the Registrant*



- --------------------------

*      Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.