Form 10-Q
period 2001-03-31
MAXCOR FINANCIAL GROUP INC
filed 2001-05-15
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001


                         Commission File Number 0-25056


                           MAXCOR FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                59-3262958
     -------------------------------                 ----------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)


                             Two World Trade Center
                            New York, New York 10048
                     ---------------------------------------
                     (Address of principal executive office)


                                 (212) 748-7000
                             -----------------------
                             (Registrant's telephone
                          number, including area code)


                  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                       No [ ]

                  The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 11, 2001 was 7,543,493.

                               Page 1 of 20 Pages

                          MAXCOR FINANCIAL GROUP INC.

                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):                                  3

           Consolidated Statements of Financial Condition                     4

           Consolidated Statements of Operations                              6

           Consolidated Statements of Changes in Stockholders' Equity         7

           Consolidated Statements of Cash Flows                              8

           Notes to the Consolidated Financial Statements                    10

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        18


                           PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K                                  19

   Signatures                                                                20


                               Page 2 of 20 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


                               Page 3 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     March 31,     December 31,
                                                        2001           2000
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS
------
Cash and cash equivalents                           $ 19,186,720   $ 21,465,004

Deposits with clearing organizations                   6,330,709      6,334,093

Receivable from broker-dealers and customers          18,682,250     15,553,303

Securities owned, held at clearing firm               25,034,702     10,720,211

Prepaid expenses and other assets                      4,650,486      5,078,271

Deferred tax asset                                     2,265,044      2,116,581

Equity in affiliated companies                         1,421,045      1,552,757

Fixed assets                                           6,554,773      7,400,494

Intangible assets                                      1,411,538      1,579,079
                                                    ------------   ------------


      Total assets                                  $ 85,537,267   $ 71,799,793
                                                    ============   ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               Page 4 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Continued)

                                                                 March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               2001            2000
------------------------------------                           ------------    ------------
                                                                (Unaudited)

Liabilities:
   Payable to broker-dealer                                    $ 21,012,388    $  7,116,240
   Accounts payable and accrued liabilities                      12,555,856      12,004,494
   Accrued compensation payable                                  13,208,966      15,778,214
   Income taxes payable                                           1,336,277         114,732
   Deferred taxes payable                                         1,023,505       1,078,760
   Obligations under capitalized leases                             240,276         335,635
   Notes payable                                                  1,552,960       1,723,169
                                                               ------------    ------------

                                                                 50,930,228      38,151,244
                                                               ------------    ------------

Minority interest in consolidated subsidiaries                    3,476,449       3,407,628
                                                               ------------    ------------
Redeemable preferred stock:
   Series B, 2% cumulative, stated value $1,000,
     2,000 shares issued at March 31, 2001 and
     December 31, 2000                                            2,000,000       2,000,000
Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized; 2,000 shares of Series B issued at
     March 31, 2001 and December 31, 2000, reported above
   Common stock, $.001 par value, 30,000,000 shares
      authorized; 11,392,269 shares issued
      at March 31, 2001 and December 31, 2000                        11,392          11,392
   Additional paid-in capital                                    33,187,415      33,187,415
   Treasury stock at cost; 3,779,376 and 3,271,434 shares of
       common stock held at March 31, 2001 and December 31,
       2000, respectively                                        (6,416,308)     (5,679,008)
   Retained earnings (accumulated deficit)                        1,511,035        (823,247)
   Accumulated other comprehensive income:
       Foreign translation adjustments                            1,001,614       1,494,319
       Deferred hedging (losses) gains                             (164,558)         50,050
                                                               ------------    ------------

      Total stockholders' equity                                 29,130,590      28,240,921
                                                               ------------    ------------

      Total liabilities and stockholders' equity               $ 85,537,267    $ 71,799,793
                                                               ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               Page 5 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                  ----------------------------
                                                                   March 31,       March 31,
                                                                      2001            2000
                                                                  ------------    ------------
Revenue:
  Commission income                                               $ 43,267,000    $ 40,634,023
  Interest income                                                      642,056         421,713
  Other income                                                       1,782,520       2,632,484
                                                                  ------------    ------------

                                                                    45,691,576      43,688,220
                                                                  ------------    ------------
Costs and expenses:
   Compensation and related costs                                   30,994,716      29,771,872
   Communication costs                                               3,139,667       3,520,304
   Travel and entertainment                                          2,114,988       2,106,902
   Occupancy costs                                                   1,191,508       1,178,376
   Depreciation and amortization                                     1,051,398         956,615
   Clearing fees                                                       855,901         841,521
   Interest expense                                                    208,182         138,807
   Restructuring costs                                                                 238,400
   General, administrative and other  expenses                       1,642,998       1,461,563
                                                                  ------------    ------------

                                                                    41,199,358      40,214,360
                                                                  ------------    ------------

Subtotal                                                             4,492,218       3,473,860

Income from equity affiliate                                            16,124         113,686
                                                                  ------------    ------------

Income before provision for income taxes and
   minority interest                                                 4,508,342       3,587,546

Provision for income taxes                                           1,984,579       1,501,918
                                                                  ------------    ------------

Income before minority interest                                      2,523,763       2,085,628

Minority interest in (income) loss of consolidated
   subsidiaries                                                       (179,481)        177,707
                                                                  ------------    ------------

Net income                                                        $  2,344,282    $  2,263,335
                                                                  ============    ============

Weighted average  common shares outstanding - basic                  7,825,912       8,337,437

Weighted average  common shares outstanding - diluted                7,825,912       8,618,880

Basic earnings per share                                          $        .30    $        .27

Diluted earnings per share                                        $        .30    $        .26

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                               Page 6 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIODS ENDED DECEMBER 31, 2000 AND (UNAUDITED) MARCH 31, 2001

                                                                                             Retained     Accumulated
                                                                 Additional                  Earnings       Other
                                   Comprehensive    Common        Paid-in      Treasury    (Accumulated  Comprehensive
                                      Income         Stock        Capital        Stock        Deficit)      Income         Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                      $    11,392   $33,187,415   ($5,454,036)  ($2,608,011)  $ 2,282,836   $27,419,596

Comprehensive income
  Net income for the
    year ended December 31,
    2000                            $ 2,002,099                                               2,002,099                   2,002,099
  Foreign translation
    adjustment (net of
    income tax benefit
    of $171,940)                       (788,517)                                                             (788,517)     (788,517)
  Deferred hedging gain (net of
    income tax expense of
    $12,519)                             50,050                                                                50,050        50,050
                                    -----------
Comprehensive income                $ 1,263,632
                                    ===========
Acquisition of treasury stock                                                    (894,494)                                 (894,494)
Issuance of shares from
  treasury stock                                                                  669,522      (177,335)                    492,187
Redeemable preferred
  stock dividends                                                                               (40,000)                    (40,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                           11,392    33,187,415    (5,679,008)     (823,247)    1,544,369    28,240,921
Comprehensive income
  Net income for the
    three months ended March
    31, 2001                        $ 2,344,282                                               2,344,282                   2,344,282
  Foreign translation
    adjustment (net of
    income tax benefit
    of $81,917)                        (492,705)                                                             (492,705)     (492,705)
  Deferred hedging
    Current period loss (net of
    income tax benefit of
    $79,913)                           (202,082)                                                             (202,082)     (202,082)
  Reclassification to earnings
    (net of income tax expense
    of $3,131)                          (12,526)                                                              (12,526)      (12,526)
                                    -----------
Comprehensive income                $ 1,636,969
                                    ===========
Acquisition of treasury stock                                                    (737,300)                                 (737,300)
Redeemable preferred
  stock dividends                                                                               (10,000)                    (10,000)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at March 31, 2001                         $    11,392   $33,187,415   ($6,416,308)  $ 1,511,035   $   837,056   $29,130,590
                                                  ===========   ===========   ===========   ===========   ===========   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements

                               Page 7 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2001            2000
                                                                          ------------    ------------
Cash flows from operating activities:
      Net income                                                          $  2,344,282    $  2,263,335
      Adjustments to reconcile net income to net cash used in
         operating activities:
        Depreciation and amortization                                        1,051,398         956,615
        Provision for doubtful accounts                                         40,744         (26,102)
        Gain on partial sale of subsidiary                                                  (2,235,511)
        Net gain on disposal of fixed assets                                    (3,937)         (1,000)
        Minority interest in earnings (losses) of consolidated
          subsidiaries                                                         257,335        (102,306)
        Undistributed earnings of unconsolidated subsidiaries                  (36,379)       (118,458)
        Deferred hedging loss                                                 (214,608)
        Deferred income taxes                                                 (201,422)        729,901
      Change in assets and liabilities:
        Decrease (increase) in deposits with clearing organizations              3,384         (84,596)
        Increase in receivable from broker-dealers and customers            (3,584,130)     (4,919,308)
        (Increase) decrease in securities owned, held at clearing firm     (14,314,491)      6,544,253
        Decrease in prepaid expenses and other assets                          354,925         202,089
        Increase (decrease) in payable to broker-dealer                     13,896,148      (5,977,929)
        Increase (decrease) in accounts payable and accrued liabilities        867,855        (826,422)
        Decrease in accrued compensation payable                            (2,219,691)     (1,133,886)
        Increase (decrease) in income taxes payable                          1,238,482        (203,024)
                                                                          ------------    ------------
             Net cash used in operating activities                            (520,105)     (4,932,349)
                                                                          ------------    ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                 (181,810)       (892,941)
     Proceeds from the sale of fixed assets                                     53,578          12,968
     Proceeds from the partial sale of subsidiary                                            2,399,002
                                                                          ------------    ------------
             Net cash (used in) provided by investing activities              (128,232)      1,519,029
                                                                          ------------    ------------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                               Page 8 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (Continued)

                                                                For the Three Months Ended
                                                               ----------------------------
                                                                 March 31,       March 31,
                                                                   2001            2000
                                                               ------------    ------------
Cash flows from financing activities:
    Net borrowings under revolving credit facility                                  558,702
    Repayment of notes payable                                     (124,069)       (114,399)
    Repayment of obligations under capitalized leases               (80,712)        (49,792)
    Acquisition of treasury stock                                  (737,300)
    Redeemable preferred stock dividends                            (10,000)        (10,000)
                                                               ------------    ------------
         Net cash (used in) provided by financing activities       (952,081)        384,511
                                                               ------------    ------------

Effect of exchange rate changes on cash                            (677,866)       (327,865)
                                                               ------------    ------------

Net decrease in cash and cash equivalents                        (2,278,284)     (3,356,674)

Cash and cash equivalents at beginning of period                 21,465,004      20,054,275
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $ 19,186,720    $ 16,697,601
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                  $    195,010    $    126,341
Income taxes paid                                                   298,867         435,749
Non-cash financing activities:
    Conversion of account payable to note payable                                   318,220

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               Page 9 of 20 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker. In August 2000, MFGI acquired Tradesoft Technologies, Inc. ("Tradesoft"), a privately held developer of e-commerce technology.

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and affiliates is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, other offices in Switzerland and Mexico, and correspondent relationships with other brokers throughout the world.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

                               Page 10 of 20 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and March 31, 2000:

                                                          Three Months Ended
                                                     --------------------------
                                                      March 31,      March 31,
                                                        2001           2000
                                                     -----------    -----------

Numerator (basic and diluted calculation):
Net income                                           $ 2,344,282    $ 2,263,335
Less redeemable preferred stock dividends                (10,000)       (10,000)
                                                     -----------    -----------
   Net income available to common stockholders         2,334,282      2,253,335
Denominator:
Weighted average common shares outstanding -
   basic calculation                                   7,825,912      8,337,437
Dilutive effect of stock options                                        281,443
                                                     -----------    -----------
Weighted average common shares outstanding -
   diluted calculation                                 7,825,912      8,618,880

Earnings per share:
    Basic                                            $       .30    $       .27
    Diluted                                          $       .30    $       .26
Antidilutive common stock equivalents:
    Options                                            1,780,000        385,000
    Warrants                                             734,980        734,980

NOTE 3 - STOCKHOLDERS' EQUITY:
-----------------------------

PREFERRED STOCK:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

At March 31, 2001 and December 31, 2000, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000.

COMMON STOCK AND WARRANTS:
-------------------------

At December 31, 2000, the Company had outstanding 8,120,835 shares of common stock and held 3,271,434 shares in treasury. In January 2001, the Company completed the repurchase of the full 833,744 shares originally authorized in May 2000 and authorized the repurchase of an additional 787,869 shares, or 10% of the then outstanding shares, with purchases to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Total repurchases during the three months ended March 31, 2001 amounted to 507,942 shares at an aggregate price of $737,300, or $1.45 per share, with 265,800 of such shares accounted for under the January 2001 authorization.

                               Page 11 of 20 Pages

-----------------------------------------

As a result of these activities, at March 31, 2001 the Company had outstanding 7,612,893 shares of common stock and held 3,779,376 shares in treasury.

At March 31, 2001 and December 31, 2000, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants).

At March 31, 2001 and December 31, 2000, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been granted pursuant to the Company's 1996 Stock Option Plan.

NOTE 4 - NET CAPITAL REQUIREMENTS:
---------------------------------

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At March 31, 2001, MFI's regulatory net capital was approximately $12,309,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,059,000.

NOTE 5 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three months ended March 31, 2001 and March 31, 2000 as defined by SFAS 131 consist of the United States, United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations.


                              Page 12 of 20 Pages

--------------------------------------

Japan amounts include the consolidated results of operations of a derivatives brokering venture in Tokyo (the "Tokyo Partnership"), with net income (loss) amounts net of minority interests in the Tokyo Partnership. United Kingdom amounts include the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"), with net income amounts net of Finacor's minority interest. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2000 and which are not expected to meet these thresholds for the year ended December 31, 2001 have been included in "All Other."


                           United        United
                           States        Kingdom        Japan       Switzerland     All Other        Total
                         -----------   -----------   -----------    -----------    -----------    -----------
Three months ended
     March 31, 2001

Operating revenues       $25,428,874   $13,710,909   $ 4,817,257    $   357,822    $   729,069    $45,043,931
Net income (loss)          1,657,176       726,686       (55,720)        56,383        (40,243)     2,344,282

Three months ended
     March 31, 2000

Operating revenues       $20,308,904   $14,399,872   $ 5,232,080    $   186,901    $ 1,015,091    $41,142,848
Net income (loss)            974,238        51,164     1,495,666       (160,387)       (97,346)     2,263,335


                              Page 13 of 20 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Commission income for the three months ended March 31, 2001 increased $2,632,977 to $43,267,000, compared to $40,634,023 for the comparable period in 2000, primarily from increased brokerage in New York. This increase principally reflected increased brokerage in interest rate derivatives and brokerage derived from a newly hired U.S. government agency securities brokerage team. In London, improved brokerage was offset by the currency effects of translating weakened British pound sterling amounts to U.S. dollars.

Interest income for the three months ended March 31, 2001 increased $220,343 to $642,056, compared to $421,713 for the three months ended March 31, 2000, reflecting an increase in the average inventory of municipal securities held.

Other income for the three months ended March 31, 2001 decreased $849,964, to $1,782,520, compared to $2,632,484 for the three months ended March 31, 2000, primarily due to the inclusion of a gain of approximately $2.2 million, net of related costs, during the prior period related to the partial sale of the Company's interest in the Tokyo Partnership. This decrease was offset in part by an increase in trading gains on municipal securities transactions.

Compensation and related costs for the three months ended March 31, 2001 increased $1,222,844 to $30,994,716, compared to $29,771,872 for the three months ended March 31, 2000. This increase was primarily the result of increased employment costs in New York of approximately $3.2 million, due primarily to increased operating revenues, and was offset in part by decreased employment costs in London of approximately $1.5 million, reflecting both cost reduction efforts and the effect of translating weakened British pound sterling amounts to U.S. dollars. As a percentage of operating revenues, compensation and related costs decreased to 68.8% for the three months ended March 31, 2001, as compared to 72.4% for the three months ended March 31, 2000, primarily reflective of reductions in fixed salary costs in London and the impact of improved operating revenues on fixed salary costs in New York.

Communication costs for the three months ended March 31, 2001 decreased $380,637 to $3,139,667, compared to $3,520,304 for the three months ended March 31, 2000, primarily as a result of cost reduction efforts in EBFL throughout 2000 and into 2001, including the closing of EBFL's branch office in Paris, and the effect of translating weakened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs were comparable for the three months ended March 31, 2001 and March 31, 2000, at $2,114,988 and $2,106,902, respectively. As a percentage of operating revenues, travel and entertainment costs decreased to 4.7% for the three months ended March 31, 2001, as compared to 5.1% for the three months ended March 31, 2000, reflective of management's continued efforts to control these costs.

                               Page 14 of 20 Pages

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. These costs were comparable for the three months ended March 31, 2001 and March 31, 2000, at $1,191,508 and $1,178,376, respectively.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended March 31, 2001, depreciation and amortization increased $94,783 to $1,051,398, compared to $956,615 for the three months ended March 31, 2000, primarily as a result of an increase in amortizable software, goodwill and other intangible assets, offset in part by a reduction in depreciable equipment. The increase in amortizable software, goodwill and other intangible assets primarily reflects the effects of the August 2000 Tradesoft acquisition, while the decrease in depreciable equipment reflects in part the Company's increased use of operating leases to finance the upgrading of communication and information systems.

Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by clearing institutions through which the Company processes riskless principal securities transactions on a fully matched basis. These expenses were comparable for the three months ended March 31, 2001 and March 31, 2000, at $855,901 and $841,521, respectively.

Interest expense for the three months ended March 31, 2001 increased $69,375 to $208,182, compared to $138,807 for the comparable period in 2000, primarily as a result of an increase in average margin borrowings to finance municipal securities positions.

During the three months ended March 31, 2000, the Company incurred restructuring costs of $238,400 relating to the planned closing of the Company's Toronto-based subsidiary, which ultimately occurred in June 2000. These costs primarily consisted of employee severance, the disposal/write-off of fixed assets and lease termination costs.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended March 31, 2001, these expenses increased $181,435 to $1,642,998, as compared to $1,461,563 for the three months ended March 31, 2000, primarily as a result of an increase in professional fees.

Income from equity affiliate represents the Company's share of the income or loss realized by its 15% equity affiliate, Yagi Euro Nittan Corporation ("Yagi Euro"). For the three months ended March 31, 2001 this item decreased $97,562 to $16,124, compared to $113,686 for the three months ended March 31, 2000, primarily as a result of the inclusion during the prior period of the Company's share of a one-time, after-tax gain of approximately $86,000 realized by Yagi Euro on its restructuring activities.


                               Page 15 of 20 Pages

Provision for income taxes for the three months ended March 31, 2001 increased $482,661 to $1,984,579, compared to $1,501,918 for the three months ended March 31, 2000, primarily due to increased levels of pre-tax income.

For the three months ended March 31, 2001, minority interest in consolidated subsidiaries resulted in a reduction of net income from such subsidiaries of $179,481, as compared to a reduction of net losses from such subsidiaries of $177,707 for the comparable period in 2000, primarily as a result of the improved profitability of EBFL, the Company's combined venture with Finacor in London.

                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents and accrued compensation payable at March 31, 2001 reflect reductions from levels at December 31, 2000, principally due to the timing of employee bonus payments, which occurred in February 2001.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At March 31, 2001, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to its municipal securities business of approximately $4.0 million, reflecting securities owned of approximately $25.0 million, financed by a payable to its clearing brokers of approximately $21.0 million.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

At March 31, 2001, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.9 million at March 31, 2001) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.


                               Page 16 of 20 Pages

Notes payable at March 31, 2001 of approximately $1.6 million reflects the remaining principal installments of approximately $700,000 due on a fixed rate note payable to GECC issued in December 1997, which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and subordinated notes issued by EBFL to Monecor (London) Limited ("Monecor"), a subsidiary of Finacor and the direct minority shareholder of EBFL, in the aggregate amount of (pound)600,000 (approximately $850,000 at March 31, 2001), payable upon three months prior notice by EBFL or Monecor and with prior regulatory approval.

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

As of March 31, 2001, the Company had authorization remaining for the repurchase of up to 521,889 shares of its common stock under the repurchase program expansion approved by its Board of Directors in January 2001. Purchases are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Purchases are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients, business partners and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors and government

                               Page 17 of 20 Pages
regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2000 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 2000 presented in the Company's 2000 Form 10-K.

                               Page 18 of 20 Pages

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

During the three months ended March 31, 2001, the Company filed one current report on Form 8-K, dated February 6, 2001. The Form 8-K attached three press releases that respectively reported on the expansion of the Company's stock repurchase program, the Company's preliminary 2000 fourth quarter results and the commencement by a Company subsidiary of a brokerage service in U.S. government agency debt.


                               Page 19 of 20 Pages

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001


                                  MAXCOR FINANCIAL GROUP INC.
                                         (Registrant)



                                  /s/ GILBERT D. SCHARF
                                  ----------------------------------------------
                                  Gilbert D. Scharf, Chairman of the Board,
                                  President and Chief Executive Officer



                                  /s/ KEITH E. REIHL
                                  ----------------------------------------------
                                  Keith E. Reihl, Chief Financial Officer
                                  and Director


                               Page 20 of 20 Pages