Form 10-Q
period 2001-06-30
MAXCOR FINANCIAL GROUP INC
filed 2001-08-10
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001


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

                                 Yes [X]   No [ ]

            The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of August 9, 2001 was 7,090,824.


                               Page 1 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                    3

               Consolidated Statements of Financial Condition                 4

               Consolidated Statements of Operations                          6

               Consolidated Statements of Changes in Stockholders' Equity     7

               Consolidated Statements of Cash Flows                          8

               Notes to the Consolidated Financial Statements                10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   22



                               Page 2 of 22 Pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  (Unaudited)




                               Page 3 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------
                                               (Unaudited)
ASSETS

Cash and cash equivalents                       $29,472,183      $21,465,004

Deposits with clearing organizations              6,333,772        6,334,093

Receivable from broker-dealers and customers     19,493,284       15,553,303

Securities owned, held at clearing firm          11,433,795       10,720,211

Prepaid expenses and other assets                 3,958,397        5,078,271

Deferred tax asset                                2,285,725        2,116,581

Equity in affiliated companies                           --        1,552,757

Fixed Assets                                      6,070,409        7,400,494

Intangible assets                                 1,243,997        1,579,079
                                                -----------      -----------

    Total assets                                $80,291,562      $71,799,793
                                                ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 22 Pages

                          MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Continued)

                                                             June 30, 2001     December 31, 2000
                                                             -------------     -----------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Liabilities:
    Payable to broker-dealer                                  $  6,008,241        $  7,116,240
    Accounts payable and accrued liabilities                    13,185,704          12,004,494
    Accrued compensation payable                                22,330,293          15,778,214
    Income taxes payable                                         2,090,528             114,732
    Deferred taxes payable                                         986,267           1,078,760
    Obligations under capitalized leases                           226,159             335,635
    Notes payable                                                1,425,938           1,723,169
                                                              ------------        ------------

                                                                46,253,130          38,151,244
                                                              ------------        ------------

Minority interest in consolidated subsidiaries                   3,467,650           3,407,628
                                                              ------------        ------------

Redeemable preferred stock:
    Series B, 2% cumulative, stated value $1,000;
        2,000 shares issued at December 31, 2000                                     2,000,000

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000,000 shares
       authorized; 2,000 shares of Series B issued at
       December 31, 2000, reported above
    Common stock, $.001 par value; 30,000,000 shares
       authorized, 11,392,269 shares issued at June 30,
       2001 and December 31, 2000                                   11,392              11,392
    Additional paid-in capital                                  33,187,415          33,187,415
    Treasury stock at cost; 4,259,576 and 3,271,434
       shares of common stock held at June 30, 2001 and
       December 31, 2000, respectively                          (7,742,856)         (5,679,008)
    Retained earnings (accumulated deficit)                      4,219,954            (823,247)
    Accumulated other comprehensive income:
       Foreign translation adjustments                           1,006,769           1,494,319
       Deferred hedging (losses) gains                            (111,892)             50,050
                                                              ------------        ------------


       Total stockholders' equity                               30,570,782          28,240,921
                                                              ------------        ------------

       Total liabilities and stockholders' equity             $ 80,291,562        $ 71,799,793
                                                              ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months Ended              For the Six Months Ended
                                                  June 30,            June 30,            June 30,           June 30,
                                                    2001                2000                2001               2000
                                                ------------        ------------        ------------       ------------
Revenue:
  Commission income                             $ 41,392,765        $ 34,556,641        $ 84,659,765       $ 75,190,664
  Interest income                                    534,696             468,968           1,176,752            890,681
  Other income                                     2,214,313           1,202,395           3,996,833          3,834,879
                                                ------------        ------------        ------------       ------------

                                                  44,141,774          36,228,004          89,833,350         79,916,224
                                                ------------        ------------        ------------       ------------
Costs and expenses:
  Compensation and related costs                  30,222,820          25,900,707          61,217,536         55,672,579
  Communication costs                              2,889,236           3,450,089           6,028,903          6,970,393
  Travel and entertainment                         2,268,560           2,039,404           4,383,548          4,146,306
  Occupancy costs                                    751,796           1,277,364           1,943,304          2,455,740
  Depreciation and amortization                      994,675             947,359           2,046,073          1,903,974
  Clearing fees                                      901,163             842,912           1,757,064          1,684,433
  Interest expense                                   209,260             127,055             417,442            265,862
  Restructuring costs                                                                                           238,400
  General, administrative and other
    expenses                                       1,755,345             980,682           3,398,343          2,442,245
                                                ------------        ------------        ------------       ------------

                                                  39,992,855          35,565,572          81,192,213         75,779,932
                                                ------------        ------------        ------------       ------------

Subtotal                                           4,148,919             662,432           8,641,137          4,136,292

(Loss) income from equity affiliate                   (6,132)             (2,183)              9,992            111,503
                                                ------------        ------------        ------------       ------------

Income before provision for income taxes
    and minority interest                          4,142,787             660,249           8,651,129          4,247,795

Provision for income taxes                         1,754,037             675,196           3,738,616          2,177,114
                                                ------------        ------------        ------------       ------------

Income (loss) before minority interest             2,388,750             (14,947)          4,912,513          2,070,681

Minority interest in loss of consolidated
    subsidiaries                                     330,169             322,819             150,688            500,526
                                                ------------        ------------        ------------       ------------

Net income                                      $  2,718,919        $    307,872        $  5,063,201       $  2,571,207
                                                ============        ============        ============       ============
Weighted average common shares
    outstanding - basic                            7,525,809           8,317,488           7,675,032          8,327,463

Weighted average common shares
    outstanding - diluted                          7,781,977           8,317,488           7,683,732          8,459,507

Basic earnings per share                        $        .36        $        .04        $        .66       $        .31

Diluted earnings per share                      $        .35        $        .04        $        .66       $        .30

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 22 Pages

                                                    MAXCOR FINANCIAL GROUP INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIODS ENDED DECEMBER 31, 2000 AND (Unaudited) JUNE 30, 2001

                                                                                            Retained    Accumulated
                                                               Additional                   Earnings       Other
                                 Comprehensive     Common       Paid-In      Treasury    (Accumulated  Comprehensive
                                     Income         Stock       Capital        Stock        Deficit)       Income         Total
                                 -------------  -----------   -----------   -----------   -----------  -------------   -----------
Balance at December 31, 1999                    $    11,392   $33,187,415   ($5,454,036)  ($2,608,011)  $ 2,282,836    $27,419,596
Comprehensive income
  Net income for the
    year ended December 31,
    2000                          $ 2,002,099                                               2,002,099                    2,002,099
  Foreign translation
    adjustment (net of
    income tax benefit
    of $171,940)                     (788,517)                                                             (788,517)      (788,517)
  Deferred hedging gain (net of
    income tax expense of
    $12,519)                           50,050                                                                50,050         50,050
                                  -----------
Comprehensive income              $ 1,263,632
                                  ===========
Acquisition of treasury stock                                                  (894,494)                                  (894,494)
Issuance of shares from
      treasury stock                                                            669,522      (177,335)                     492,187
Redeemable preferred
  stock dividends                                                                             (40,000)                     (40,000)
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000                         11,392    33,187,415    (5,679,008)     (823,247)    1,544,369     28,240,921
Comprehensive income
  Net income for the six
     months ended June 30,
     2001                         $ 5,063,201                                               5,063,201                    5,063,201
  Foreign translation
     adjustment (net of
     income tax benefit
     of $81,519)                     (487,550)                                                             (487,550)      (487,550)
  Deferred hedging
     Current period loss (net
     of income tax benefit of
     $39,678)                        (135,976)                                                             (135,976)      (135,976)
     Reclassification to
     earnings (net of income
     tax expense of $6,708)           (25,966)                                                              (25,966)       (25,966)
                                  -----------
Comprehensive income              $ 4,413,709
                                  ===========
Acquisition of treasury stock                                                (2,063,848)                                (2,063,848)
Redeemable preferred
  stock dividends                                                                             (20,000)                     (20,000)
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2001                        $    11,392   $33,187,415   ($7,742,856)  $ 4,219,954   $   894,877    $30,570,782
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

                               Page 7 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  For the Six Months Ended
                                                                             June 30, 2001       June 30, 2000
                                                                             -------------       -------------
Cash flows from operating activities:
     Net income                                                              $  5,063,201        $  2,571,207
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                            2,046,073           1,903,974
       Provision for doubtful accounts                                             22,267             (22,285)
       Gain on partial sale of subsidiary                                                          (2,235,511)
       Gain on sale of equity affiliate                                          (390,081)
       Minority interest in earnings (loss) of consolidated
           subsidiaries                                                           248,331            (412,030)
       Undistributed earnings of unconsolidated
           subsidiary                                                             (29,180)           (249,621)
       Net loss on disposal of fixed assets                                         3,939                 781
       Deferred hedging loss                                                     (161,942)
       Deferred income taxes                                                     (248,021)            665,141
     Change in assets and liabilities:
       Decrease (increase) in deposits with clearing organizations                    321             (30,623)
       Increase in receivable from broker-dealers and customers                (4,326,411)         (1,889,114)
       (Increase) decrease in securities owned, held at clearing firm            (713,584)          1,117,212
       Decrease in prepaid expenses and other assets                              954,634           1,581,489
       Decrease in payable to broker-dealer                                    (1,107,999)         (1,583,403)
       Increase (decrease) in accounts payable and accrued liabilities          1,325,601          (2,031,070)
       Increase in accrued compensation payable                                 6,940,066           2,322,022
       Increase in income taxes payable                                         1,989,708              65,338
                                                                             ------------        ------------
           Net cash provided by operating activities                           11,616,923           1,773,507
                                                                             ------------        ------------

Cash flows from investing activities:
       Purchase of fixed assets                                                  (528,410)         (1,615,123)
       Proceeds from the sale of fixed assets                                      53,014              40,213
       Proceeds from the partial sale of subsidiary                                                 2,399,002
       Proceeds from the sale of equity affiliate                               1,939,516
                                                                             ------------        ------------
           Net cash provided by investing activities                            1,464,120             824,092
                                                                             ------------        ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Page 8 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) (Continued)

                                                              For the Six Months Ended
                                                          June 30, 2001     June 30, 2000
                                                          -------------     -------------
Cash flows from financing activities:
    Repayment of notes payable                                (250,611)         (731,588)
    Repayment of obligations under capitalized leases          (94,173)          (96,891)
    Net repayments under revolving credit facility                              (674,282)
    Redeemable preferred stock dividends                       (20,000)          (20,000)
    Redemption of preferred stock                           (2,000,000)
    Acquisition of treasury stock                           (2,063,848)         (121,451)
                                                          ------------      ------------
       Net cash used in financing activities                (4,428,632)       (1,644,212)
                                                          ------------      ------------

Effect of exchange rate changes on cash                       (645,232)         (837,423)
                                                          ------------      ------------

Net increase in cash and cash equivalents                    8,007,179           115,964

Cash and cash equivalents at beginning of period            21,465,004        20,054,275
                                                          ------------      ------------

Cash and cash equivalents at end of period                $ 29,472,183      $ 20,170,239
                                                          ============      ============

Supplemental disclosures of cash flow information:

Interest paid                                             $    392,307      $    292,990
Income taxes paid                                            1,320,271           640,121
Non-cash financing activities:
    Conversion of account payable to note payable                                318,220

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

                              Page 10 of 22 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods respectively ended June 30, 2001 and June 30, 2000:

                                                       Three Months Ended                      Six Months Ended
                                                June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                                -------------      -------------      -------------      -------------
Numerator (basic and diluted calculation):
Net income                                       $ 2,718,919        $   307,872        $ 5,063,201        $ 2,571,207
Less redeemable preferred stock dividends            (10,000)           (10,000)           (20,000)           (20,000)
                                                 -----------        -----------        -----------        -----------
    Net income available to common
       stockholders                                2,708,919            297,872          5,043,201          2,551,207
Denominator:
Weighted average common shares
    outstanding - basic calculation                7,525,809          8,317,488          7,675,032          8,327,463
Dilutive effect of stock options                     256,168                                 8,700            132,044
                                                 -----------        -----------        -----------        -----------
Weighted average common shares
    outstanding - diluted calculation              7,781,977          8,317,488          7,683,732          8,459,507
Earnings per share:
    Basic                                        $       .36        $       .04        $       .66        $       .31
    Diluted                                      $       .35        $       .04        $       .66        $       .30

Antidilutive common stock equivalents:
    Options                                        1,505,000          1,800,000          1,505,000            420,000
    Warrants                                         734,980            734,980            734,980            734,980

NOTE 3 - RESTRUCTURING OF TOKYO OPERATIONS:
------------------------------------------

Effective as of June 30, 2001, the Company sold its 15% equity interest in the Tokyo-based company, Yagi Euro Nittan Corporation ("Yagi Euro"), to Yagi Euro's other shareholder, Yagi Tanshi Company, Limited, for approximately $1.94 million. Included in other income for the three and six month periods ended June 30, 2001 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $390,000.

At the same time, the Company disbanded its existing Tokyo-based derivatives brokerage venture (the "Old Tokyo Partnership") in which the Company had a 40% interest, Yagi Euro a 30% interest and Nittan Capital Group Limited ("Nittan") a 30% interest, and formed a new, substantially similar venture with Nittan (the "New Tokyo Partnership"), in which the Company has a 57.25% interest and Nittan a 42.75% interest. As was the case with the Old Tokyo Partnership, the results of operations of the New Tokyo Partnership will be consolidated in the Company's consolidated financial statements with outside ownership presented as minority interest.

NOTE 4 - STOCKHOLDERS' EQUITY:
-----------------------------

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

                              Page 11 of 22 Pages

-----------------------------------------

At December 31, 2000, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000. In accordance with the terms of the Series B Preferred Stock, upon the sale of the Company's investment in Yagi Euro in June 2001 (See Note 3 above), the Company redeemed the Series B Preferred Stock from Yagi Euro at the stated value thereof, together with accrued and unpaid dividends thereon of $10,000.

Common stock and warrants:
-------------------------

At December 31, 2000, the Company had outstanding 8,120,835 shares of common stock and held 3,271,434 shares in treasury. In January 2001, the Company completed the repurchase of the full 833,744 shares originally authorized in May 2000 and authorized the repurchase of an additional 787,869 shares, or 10% of the then outstanding shares, with purchases to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Total repurchases during the six months ended June 30, 2001 amounted to 988,142 shares at an aggregate price of $2,063,848, or $2.09 per share, with 746,000 of such shares accounted for under the January 2001 authorization.

As a result of these activities, at June 30, 2001 the Company had outstanding 7,132,693 shares of common stock and held 4,259,576 shares in treasury.

At June 30, 2001 and December 31, 2000, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants).

At June 30, 2001 and December 31, 2000, the Company had 734,980 shares of common stock reserved for issuance upon exercise of all warrants and an additional 1,800,000 shares reserved for issuance upon exercise of options that have been granted pursuant to the Company's 1996 Stock Option Plan.

In July 2001, the Company completed the repurchase of the full 787,869 shares under the January 2001 authorization and authorized an additional repurchase of up to 709,082 shares, or 10% of its then outstanding common stock.

NOTE 5 - NET CAPITAL REQUIREMENTS:
---------------------------------

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation

                              Page 12 of 22 Pages

---------------------------------------------

("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At June 30, 2001, MFI's regulatory net capital was approximately $13,106,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,856,000.

NOTE 6 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading and investment gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six month periods respectively ended June 30, 2001 and June 30, 2000 as defined by SFAS 131 consist of the United States, the United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts include the consolidated results of operations of the Old Tokyo Partnership, with net income
(loss) amounts net of minority interests in the Old Tokyo Partnership. United Kingdom amounts include the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"), with net income amounts net of Finacor's minority interest. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2000 and which are not expected to meet these thresholds for the year ended December 31, 2001 have been included in "All Other."

                                           United
                       United States       Kingdom            Japan         Switzerland        All Other           Total
                       -------------       -------            -----         -----------        ---------           -----
Three months ended
     June 30, 2001
Operating revenues     $ 27,298,308     $ 11,311,798      $  3,317,864      $    356,996      $    994,591      $ 43,279,557
Net income (loss)         2,618,916          242,801          (253,075)           35,735            74,542         2,718,919

Three months ended
     June 30, 2000
Operating revenues     $ 18,849,993     $ 10,611,409      $  5,163,030      $    147,180      $    913,350      $ 35,684,962
Net income (loss)           783,253         (328,487)           12,595          (142,558)          (16,931)          307,872

Six months ended
     June 30, 2001
Operating revenues     $ 52,727,182     $ 25,035,433      $  8,135,121      $    714,818      $  1,723,660      $ 88,336,214
Net income (loss)         4,276,092          969,487          (308,794)           92,117            34,299         5,063,201

Six months ended
     June 30, 2000
Operating revenues     $ 39,158,897     $ 25,011,281      $ 10,395,110      $    334,081      $  1,928,441      $ 76,827,810
Net income (loss)         1,757,491         (277,323)        1,508,261          (302,945)         (114,277)        2,571,207

                              Page 13 of 22 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Three months Ended June 30, 2001
                    Compared to Three months Ended June 30, 2000

Commission income for the three months ended June 30, 2001 increased $6,836,124 to $41,392,765, compared to $34,556,641 for the comparable period in 2000, primarily from increased brokerage in New York and London, offset in part by decreased brokerage in Tokyo. The increase in New York principally reflected brokerage from a newly hired U.S. government agency securities brokerage team and increased brokerage in interest rate derivatives. In London, the increase resulted from improved brokerage on interest rate derivatives and emerging market debt securities and was partially offset by the currency effects of translating weakened British pound sterling amounts to U.S. dollars. The decrease in Tokyo resulted from reduced brokerage in interest rate derivatives and the currency effects of translating weakened Japanese yen amounts to U.S. dollars.

Interest income for the three months ended June 30, 2001 increased $65,728 to $534,696, compared to $468,968 for the three months ended June 30, 2000, reflecting an increase in the average inventory of municipal securities held.

Other income for the three months ended June 30, 2001 increased $1,011,918 to $2,214,313, compared to $1,202,395 for the three months ended June 30, 2000, primarily due to a one-time gain on the sale of the Company's 15% interest in Yagi Euro, gains generated in the Company's investment account and an increase in trading gains on municipal securities transactions.

Compensation and related costs for the three months ended June 30, 2001 increased $4,322,113 to $30,222,820, compared to $25,900,707 for the three months ended June 30, 2000. This increase was primarily the result of increased employment costs in New York, reflective of increased operating revenues, offset in part by decreased employment costs in Tokyo and London. The decrease in Tokyo reflected the combined effect of reduced brokerage, staff reductions and the currency effects of translating weakened Japanese yen amounts to U.S. dollars. In London, the decrease reflected the net effect of cost reduction efforts, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and improved brokerage. As a percentage of operating revenues, compensation and related costs decreased to 69.8% for the three months ended June 30, 2001, as compared to 72.6% for the three months ended June 30, 2000.

Communication costs for the three months ended June 30, 2001 decreased $560,853 to $2,889,236, compared to $3,450,089 for the three months ended June 30, 2000, primarily as a result of continued cost reduction efforts in London and Tokyo and the effect of translating weakened British pound sterling and Japanese yen amounts to U.S. dollars.

Travel and entertainment costs increased $229,156 to $2,268,560 for the three months ended June 30, 2001, compared to $2,039,404 for the three months ended June 30, 2000. As a

                              Page 14 of 22 Pages
percentage of operating revenues, travel and entertainment costs decreased to 5.2% for the three months ended June 30, 2001, as compared to 5.7% for the three months ended June 30, 2000.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 2001, these costs decreased $525,568 to $751,796, as compared to $1,277,364 for the three months ended June 30, 2000, primarily as a result of a net decrease in occupancy related accruals approximating $411,000.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended June 30, 2001, depreciation and amortization increased $47,316 to $994,675, compared to $947,359 for the three months ended June 30, 2000, primarily as a result of an increase in amortizable software, goodwill and other intangible assets, offset in part by a reduction in depreciable equipment. The increase in amortizable software, goodwill and other intangible assets primarily reflects the effects of the August 2000 Tradesoft acquisition, while the decrease in depreciable equipment reflects in part the Company's increased use of operating leases to finance the upgrading of communication and information systems.

Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by clearing institutions through which the Company processes riskless principal securities transactions on a fully matched basis. For the three months ended June 30, 2001, these expenses increased $58,251 to $901,163, as compared to $842,912 for the three months ended June 30, 2000, primarily as a result of an increase in the number of cleared emerging market debt transactions.

Interest expense for the three months ended June 30, 2001 increased $82,205 to $209,260, compared to $127,055 for the comparable period in 2000, primarily as a result of an increase in average margin borrowings to finance municipal securities positions.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended June 30, 2001, these increased to $1,755,345, as compared to $980,682 for the three months ended June 30, 2000, primarily as a result of increases in rental expense for leased equipment, consumption taxes in Europe, professional fees and various other general and administrative expenses. On a sequential basis, these expenses increased from $1,642,998 for the three months ended March 31, 2001.

Loss from equity affiliate represents the Company's share of the income or loss realized by its 15% equity affiliate, Yagi Euro. This loss was comparable for the three months ended June 30, 2001 and June 30, 2000, at $6,132 and $2,183, respectively.

Provision for income taxes for the three months ended June 30, 2001 increased $1,078,841 to $1,754,037, compared to $675,196 for the three months ended June 30, 2000, primarily due to

                              Page 15 of 22 Pages
increased levels of pre-tax income. The decrease in the Company's effective tax rate is primarily reflective of the reduced impact of non-deductible entertainment expenses on higher pre-tax income and tax planning strategies applied to the sale of the Company's interest in Yagi Euro and other capital gains.

For the three months ended June 30, 2001, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $330,169, as compared to a reduction of net losses from such subsidiaries of $322,819 for the comparable period in 2000, primarily reflecting the net effect of the improved profitability of EBFL, the Company's combined venture with Finacor in London, and losses generated by the Old Tokyo Partnership.

                         Six Months Ended June 30, 2001
                   Compared to Six Months Ended June 30, 2000

Commission income for the six months ended June 30, 2001 increased $9,469,101 to $84,659,765, compared to $75,190,664 for the comparable period in 2000, primarily from increased brokerage in New York, offset in part by decreased brokerage in Tokyo. The increase in New York principally reflected brokerage derived from a newly hired U.S. government agency securities brokerage team and increased brokerage in interest rate derivatives. The decrease in Tokyo resulted from reduced brokerage in interest rate derivatives and the currency effects of translating weakened Japanese yen amounts to U.S. dollars. In London, where commission income in the comparison periods was comparable, improved brokerage was offset by the currency effects of translating weakened British pound sterling amounts to U.S. dollars.

Interest income for the six months ended June 30, 2001 increased $286,071 to $1,176,752, compared to $890,681 for the six months ended June 30, 2000, reflecting an increase in the average inventory of municipal securities held.

Other income for the six months ended June 30, 2001 increased $161,954 to $3,996,833, compared to $3,834,879 for the six months ended June 30, 2000. This increase reflects the net effect of gains during the current period on the sale of the Company's 15% interest in Yagi Euro and in the Company's investment account, an increase in trading gains on municipal securities transactions and the gain recognized in the prior period related to the partial sale of the Company's interest in the Old Tokyo Partnership.

Compensation and related costs for the six months ended June 30, 2001, increased $5,544,957 to $61,217,536, compared to $55,672,579 for the six months ended June 30, 2000. This increase was primarily the result of increased employment costs in New York, reflective of increased operating revenues, offset in part by decreased employment costs in London and Tokyo. In London, the decrease reflected the net effect of cost reduction efforts, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and improved brokerage. The decrease in Tokyo reflected the combined effect of reduced brokerage, staff reductions and the currency effects of translating weakened Japanese yen amounts to U.S. dollars.

                              Page 16 of 22 Pages

Communication costs for the six months ended June 30, 2001 decreased $941,490 to $6,028,903, compared to $6,970,393 for the six months ended June 30, 2000, primarily as a result of continued cost reduction efforts in London and Tokyo and the effect of translating weakened British pound sterling and Japanese yen amounts to U.S. dollars.

Travel and entertainment costs increased $237,242 to $4,383,548 for the six months ended June 30, 2001, compared to $4,146,306 for the six months ended June 30, 2000. As a percentage of operating revenues, travel and entertainment costs decreased to 5.0% for the six months ended June 30, 2001, as compared to 5.4% for the six months ended June 30, 2000.

Occupancy costs decreased $512,436 to $1,943,304 for the six months ended June 30, 2001, as compared to $2,455,740 for the six months ended June 30, 2000, primarily as a result of a net decrease in occupancy related accruals approximating $411,000.

Depreciation and amortization expense increased $142,099 to $2,046,073 for the six months ended June 30, 2001, compared to $1,903,974 for the six months ended June 30, 2000, primarily as a result of an increase in amortizable software, goodwill and other intangible assets, offset in part by a reduction in depreciable equipment. The increase in amortizable software, goodwill and other intangible assets primarily reflects the effects of the August 2000 Tradesoft acquisition, while the decrease in depreciable equipment reflects in part the Company's increased use of operating leases to finance the upgrading of communication and information systems.

Clearing fees increased $72,631 to $1,757,064 for the six months ended June 30, 2001, compared to $1,684,433 for the six months ended June 30, 2000, primarily as a result of an increase in cleared emerging market debt transactions.

Interest expense for the six months ended June 30, 2001 increased $151,580 to $417,442, compared to $265,862 for the comparable period in 2000, primarily as a result of an increase in average margin borrowings to finance municipal securities positions.

During the six months ended June 30, 2000, the Company incurred restructuring costs of $238,400 relating to the closing of the Company's Toronto-based operations. These costs primarily consisted of employee severance, the disposal/write-off of fixed assets and lease termination costs.

General, administrative and other expenses increased for the six months ended June 30, 2001 to $3,398,343, as compared to $2,442,245 for the six months ended June 30, 2000, primarily as a result of increases in professional fees, consumption taxes in Europe, rental expense for leased equipment and various other general and administrative expenses. On a sequential basis, these expenses increased from $3,145,967 for the six months ended December 31, 2000.

Income from equity affiliate decreased $101,511 to $9,992, compared to $111,503 for the six months ended June 30, 2000, primarily as a result of the inclusion during the prior period of the Company's share of a one-time, after-tax gain realized by Yagi Euro in its restructuring activities.

                              Page 17 of 22 Pages

Provision for income taxes for the six months ended June 30, 2001 increased $1,561,502 to $3,738,616, compared to $2,177,114 for the six months ended June 30, 2000, primarily due to increased levels of pre-tax income. The decrease in the Company's effective tax rate is primarily reflective of the reduced impact of non-deductible entertainment expenses on higher pre-tax income and tax planning strategies applied to the sale of the Company's interest in Yagi Euro and other capital gains.

For the six months ended June 30, 2001, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $150,688, as compared to a reduction of net losses from such subsidiaries of $500,526 for the comparable period in 2000. The change in these amounts primarily reflects the improved profitability of EBFL, offset in part by losses generated by the Old Tokyo Partnership.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned, held at clearing firm.

Securities owned, held at clearing firm principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At June 30, 2001, the Company had net assets relating to its municipal securities business of approximately $4.3 million, reflecting securities owned of approximately $10.3 million, financed by a payable to its clearing broker of approximately $6.0 million. Also reflected in securities owned, held at clearing firm at June 30, 2001 were approximately $1.1 million of fully paid securities in the Company's investment account.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury and government agency repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations.

At June 30, 2001, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.9 million at June 30, 2001) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

                              Page 18 of 22 Pages

Notes payable at June 30, 2001 of approximately $1.4 million reflects the remaining principal installments of approximately $577,000 due on a fixed rate note payable to GECC issued in December 1997, which is secured by all owned equipment of EBI and is payable in monthly installments through December 2002, and subordinated notes issued by EBFL to Monecor (London) Limited ("Monecor"), a subsidiary of Finacor and the direct minority shareholder of EBFL, in the aggregate amount of (pound)600,000 (approximately $849,000 at June 30, 2001), payable upon three months prior notice by EBFL or Monecor and with prior regulatory approval.

All payments required under the terms of the loan and notes are expected to be paid in timely fashion from the Company's resources.

In July 2001, the Company completed a repurchase of the 787,869 shares under the January 2001 expanded repurchase program authorization and authorized the repurchase of an additional 709,082 shares, or 10% of its then outstanding common stock. Purchases are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Purchases are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC.

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

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the success of technology development and deployment, the status of relationships with employees, clients, business partners and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2000 Form 10-K and to the Company's subsequent filings with the Securities and Exchange

                              Page 19 of 22 Pages

Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 2000 presented in the Company's 2000 Form 10-K.


                              Page 20 of 22 Pages

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

Information required in response to this item is incorporated herein by reference to Item 5 of the Company's Current Report on Form 8-K dated June 7, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)   Reports on Form 8-K

During the three months ended June 30, 2001, the Company filed one Current Report on Form 8-K, dated June 7, 2001. The Form 8-K reported on (i) the results of the Company's 2001 annual meeting of stockholders (election of directors and ratification of appointment of independent accountants) and (ii) the execution of a letter of intent for the restructuring of the Company's Tokyo operations.


                              Page 21 of 22 Pages

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2001


                     MAXCOR FINANCIAL GROUP INC.
                           (Registrant)




                        /s/ Gilbert D. Scharf
                     ----------------------------------------------------
                     Gilbert D. Scharf, Chairman of the Board,
                     President and Chief Executive Officer




                        /s/ Keith E. Reihl
                     ----------------------------------------------------
                     Keith E. Reihl, Chief Financial Officer and Director



                              Page 22 of 22 Pages