Form 10-Q
period 2001-09-30
MAXCOR FINANCIAL GROUP INC
filed 2001-11-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001


                         Commission File Number 0-25056
                                                -------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                            59-3262958
                    --------                            ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification Number)

                         One New York Plaza, 16th Floor
                            New York, New York 10292
                            ------------------------
                    (Address of principal executive office)

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

               Yes      X               No
                      -----                 -----

         The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of November 9, 2001 was 6,985,729.

                               Page 1 of 24 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited):                                3

                  Consolidated Statements of Financial Condition             4

                  Consolidated Statements of Operations                      6

                  Consolidated Statements of Changes
                  in Stockholders' Equity                                    7

                  Consolidated Statements of Cash Flows                      8

                  Notes to the Consolidated Financial Statements            10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      22


                           PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                23

   Signatures                                                               24

                               Page 2 of 24 Pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)



                           MAXCOR FINANCIAL GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)




                               Page 3 of 24 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                            September 30, 2001   December 31, 2000
                                            ------------------   -----------------
                                               (Unaudited)
ASSETS

Cash and cash equivalents                      $25,125,492        $21,465,004

Deposits with clearing organizations             6,333,892          6,334,093

Receivable from broker-dealers and customers    17,692,912         15,553,303

Securities owned, held at clearing firm         12,497,570         10,720,211

Prepaid expenses and other assets                4,481,179          5,078,271

Deferred tax asset                               2,265,016          2,116,581

Equity in affiliated companies                                      1,552,757

Fixed Assets                                     4,945,487          7,400,494

Intangible assets                                1,076,456          1,579,079
                                               -----------        -----------

    Total assets                               $74,418,004        $71,799,793
                                               ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 24 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)
                                                                              September 30, 2001     December 31, 2000
                                                                              ------------------     -----------------
                                                                                 (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY:
    ------------------------------------
    Liabilities:
        Payable to broker-dealer                                               $     4,738,287        $     7,116,240
        Accounts payable and accrued liabilities                                    14,941,097             12,004,494
        Accrued compensation payable                                                14,593,414             15,778,214
        Income taxes payable                                                         1,875,730                114,732
        Deferred taxes payable                                                         963,578              1,078,760
        Obligations under capitalized leases                                           224,179                335,635
        Notes payable                                                                1,332,558              1,723,169
                                                                               ---------------        ---------------

                                                                                    38,668,843             38,151,244
                                                                               ---------------        ---------------

    Minority interest in consolidated subsidiaries                                   3,468,453              3,407,628
                                                                               ---------------        ---------------

    Redeemable preferred stock:
        Series B, 2% cumulative, stated value $1,000;
            2,000 shares issued at December 31, 2000                                                        2,000,000

    Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares authorized; 2,000 shares of Series B issued at December 31, 2000, reported above
        Common stock, $.001 par value; 30,000,000 shares authorized, 11,570,769 and 11,392,269 shares issued at September 30, 2001 and December 31,
           2000, respectively                                                           11,571                 11,392
        Additional paid-in capital                                                  33,571,701             33,187,415
        Treasury stock at cost; 4,572,540 and 3,271,434 shares of
           common stock held at September 30, 2001 and December 31,
           2000, respectively                                                       (8,947,556)            (5,679,008)
        Retained earnings (accumulated deficit)                                      6,188,132               (823,247)
        Accumulated other comprehensive income:
           Foreign translation adjustments                                           1,461,827              1,494,319
           Deferred hedging (losses) gains                                              (4,967)                50,050
                                                                               ---------------        ---------------

           Total stockholders' equity                                               32,280,708             28,240,921
                                                                               ---------------        ---------------

           Total liabilities and stockholders' equity                          $    74,418,004        $    71,799,793
                                                                               ===============        ===============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                  Page 5 of 24 Pages

                                       MAXCOR FINANCIAL GROUP INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                          For the Three Months Ended       For the Nine Months Ended
                                         September 30,   September 30,    September 30,   September 30,
                                             2001             2000            2001             2000
                                         -------------   -------------    -------------   -------------
Revenue:
  Commission income                      $  35,643,099   $  33,918,435    $ 120,302,864   $ 109,109,099
  Insurance recovery                         4,498,144                        4,498,144
  Interest income                              580,005         441,603        1,756,757       1,332,284
  Other income                                 849,542         716,618        4,846,375       4,551,497
                                         -------------   -------------    -------------   -------------

                                            41,570,790      35,076,656      131,404,140     114,992,880
                                         -------------   -------------    -------------   -------------
Costs and expenses:
  Payroll and related costs                 30,007,952      26,077,720       91,225,488      81,750,299
  Communication costs                        3,099,283       3,224,839        9,128,186      10,195,232
  Travel and entertainment                   1,999,040       2,014,562        6,382,588       6,160,868
  Depreciation and amortization                896,946       1,018,206        2,943,019       2,922,180
  Clearing fees                                888,453         799,603        2,645,517       2,484,036
  Occupancy costs                              351,317       1,125,606        2,294,621       3,581,346
  Interest expense                             186,578         172,529          604,020         438,391
  Restructuring costs                                                                           238,400
  General, administrative and other
    expenses                                 1,397,145       1,940,607        4,795,488       4,382,852
                                         -------------   -------------    -------------   -------------
                                            38,826,714      36,373,672      120,018,927     112,153,604

Subtotal                                     2,744,076      (1,297,016)      11,385,213       2,839,276

Income from equity affiliate                                     2,975            9,992         114,478
                                         -------------   -------------    -------------   -------------

Income (loss) before provision for
    income taxes and minority interest       2,744,076      (1,294,041)      11,395,205       2,953,754

Provision for income taxes                   1,055,902         247,874        4,794,518       2,424,988
                                         -------------   -------------    -------------   -------------

Income (loss) before minority interest       1,688,174      (1,541,915)       6,600,687         528,766

Minority interest in loss of
    consolidated subsidiaries                  280,004         916,970          430,692       1,417,496
                                         -------------   -------------    -------------   -------------

Net income (loss)                        $   1,968,178   ($    624,945)   $   7,031,379   $   1,946,262
                                         =============   =============    =============   =============

Weighted average common shares
    outstanding - basic                      7,082,859       8,461,820        7,475,472       8,372,575

Weighted average common shares
    outstanding - diluted                    7,717,083       8,461,820        7,737,912       8,415,473

Basic earnings (loss) per share          $         .28   ($        .08)   $         .94   $         .23
Diluted earnings (loss) per share        $         .26   ($        .08)   $         .91   $         .23

         The accompanying notes are an integral part of these consolidated financial statements.

                                           Page 6 of 24 Pages

                                                                 MAXCOR FINANCIAL GROUP INC.
                                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE PERIODS ENDED DECEMBER 31, 2000 AND (Unaudited) SEPTEMBER 30, 2001

                                                                                               Retained     Accumulated
                                                                                               Earnings       Other
                                 Comprehensive                 Additional                    (Accumulated  Comprehensive
                                    Income     Common Stock Paid-in Capital  Treasury Stock    Deficit)       Income       Total
                                    ------     ------------ ---------------  --------------    --------       ------       -----
Balance at December 31, 1999                     $11,392     $  33,187,415    ($ 5,454,036)   ($2,608,011) $ 2,282,836  $27,419,596
Comprehensive income
  Net income for the
    year ended December 31,
    2000                         $ 2,002,099                                                    2,002,099                 2,002,099
  Foreign translation
    adjustment (net of
    income tax benefit
    of $171,940)                    (788,517)                                                                 (788,517)    (788,517)
  Deferred hedging gain (net of
    income tax expense of
    $12,519)                          50,050                                                                    50,050       50,050
                                 -----------
Comprehensive income             $ 1,263,632
                                 ===========
Acquisition of treasury stock                                                     (894,494)                                (894,494)
Issuance of shares from
     treasury stock                                                                669,522      (177,335)                   492,187
Redeemable preferred
     stock dividends                                                                             (40,000)                   (40,000)
                                                --------     -------------    ------------  ------------   -----------   ----------
Balance at December 31, 2000                      11,392        33,187,415      (5,679,008)     (823,247)    1,544,369   28,240,921
Comprehensive income
  Net income for the nine
     months ended September
     30, 2001                    $ 7,031,379                                                   7,031,379                  7,031,379
  Foreign translation
     adjustment (net of
     income tax benefit
     of $24,566)                     (32,492)                                                                  (32,492)     (32,492)
  Deferred hedging
     Current period loss (net
     of income tax benefit of
     $3,870)                         (16,920)                                                                  (16,920)     (16,920)
     Reclassification to
     earnings (net of income
     tax expense of $9,524)          (38,097)                                                                  (38,097)     (38,097)
                                 -----------
Comprehensive income             $ 6,943,870
                                 ===========
Exercise of stock options,
    including tax benefit of
    $26,215                                          179           384,286        (220,000)                                 164,465
Acquisition of treasury stock                                                   (3,048,548)                              (3,048,548)
Redeemable preferred
  stock dividends                                                                                (20,000)                   (20,000)
                                                --------     -------------    ------------  ------------   ----------- ------------

Balance at September 30, 2001                   $ 11,571     $  33,571,701    ($ 8,947,556) $  6,188,132   $ 1,456,860 $ 32,280,708
                                                ========     =============    ============  ============   =========== ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                         Page 7 of 24 Pages

                                           MAXCOR FINANCIAL GROUP INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                       September 30, 2001    September 30, 2000
                                                                       ------------------    ------------------
Cash flows from operating activities:
     Net income                                                           $ 7,031,379           $ 1,946,262
      Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
       Depreciation and amortization                                        2,943,019             2,922,180
       Provision for doubtful accounts                                         23,230               (27,511)
       Gain on sale of equity affiliate                                      (390,081)
       Gain on partial sale of subsidiary                                                        (2,235,511)
       In-process research and development from acquisition                                         477,000
       Minority interest in earnings (loss) of consolidated
         subsidiary                                                           100,437            (1,103,916)
       Undistributed earnings of unconsolidated subsidiaries                  (32,256)             (148,917)
       Net (gain) loss on disposal of fixed assets                             (7,238)                  743
       Deferred hedging                                                       (55,017)
       Deferred income taxes                                                 (259,158)              627,620
     Change in assets and liabilities, net of effect from purchase of subsidiary
       Decrease in deposits with clearing organizations                           201               463,823
       Increase in receivable from broker-dealers and customers            (2,228,971)           (2,406,244)
       (Increase) decrease in securities owned                             (1,777,359)              456,012
       Decrease in prepaid expenses and other assets                        2,240,798             2,098,103
       Decrease in payable to broker-dealers and customers                 (2,377,953)             (873,971)
       Increase (decrease) in accounts payable and accrued liabilities      2,675,511            (2,501,192)
       Decrease in accrued compensation payable                            (1,090,726)           (2,831,159)
       Increase in income taxes payable                                     1,777,983                96,117
                                                                          -----------           -----------
           Net cash provided by (used in) operating activities              8,573,799            (3,040,561)
                                                                          -----------           -----------

Cash flows from investing activities:
       Purchase of fixed assets                                            (1,620,113)           (2,042,542)
       Proceeds from the sale of fixed assets                                  69,859                64,405
       Proceeds from the partial sale of subsidiary                                               2,399,002
       Purchase of subsidiary, net of cash acquired                                              (2,131,896)
       Proceeds from the sale of equity affiliate                           1,939,516
                                                                          -----------           -----------
           Net cash provided by (used in) investing activities                389,262            (1,711,031)
                                                                          -----------           -----------

             The accompanying notes are an integral part of these consolidated financial statements.

                                               Page 8 of 24 Pages


                                 MAXCOR FINANCIAL GROUP INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited) (Continued)

                                                            For the Nine Months Ended
                                                      September 30, 2001  September 30, 2000
                                                      ------------------  ------------------
Cash flows from financing activities:
    Cash contribution from minority interest                                    40,000
    Proceeds from exercise of stock options                  138,250
    Repayment of notes payable                              (379,391)         (850,856)
    Issuance of note payable                                                   419,480
    Repayment of obligations under capitalized leases       (105,477)          (52,649)
    Net borrowings under revolving credit facility                             291,532
    Redeemable preferred stock dividends                     (20,000)          (30,000)
    Redemption of preferred stock                         (2,000,000)
    Acquisition of treasury stock                         (2,966,815)         (468,919)
                                                        ------------      ------------
       Net cash used in financing activities              (5,333,433)         (651,412)
                                                        ------------      ------------

Effect of exchange rate changes on cash                       30,860        (1,101,120)
                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents       3,660,488        (6,504,124)

Cash and cash equivalents at beginning of period          21,465,004        20,054,275
                                                        ------------      ------------

Cash and cash equivalents at end of period              $ 25,125,492      $ 13,550,151
                                                        ============      ============

Supplemental disclosures of cash flow information:

Interest paid                                           $    567,339      $    465,513
Income taxes paid                                          2,643,596           877,695
Non-cash activities:
    Conversion of account payable to note payable                              318,220
    Issuance of shares from treasury stock to
      acquire subsidiary                                                       492,187
    Receipt of shares in treasury for receivable due          81,733
    Receipt of shares in treasury for exercise price
      of stock options                                       220,000
    Insurance receivable for fixed asset write-off         1,592,967

   The accompanying notes are an integral part of these consolidated financial statements.

                                     Page 9 of 24 Pages

                           MAXCOR FINANCIAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker. In August 2000, MFGI acquired Tradesoft Technologies, Inc. ("Tradesoft"), a privately held software and technology company.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

                                    Page 10 of 24 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods respectively ended September 30, 2001 and September 30, 2000:

                                                    Three Months Ended                    Nine Months Ended
                                            September 30,     September 30,       September 30,        September 30,
                                            -------------     -------------       -------------        -------------
                                                2001               2000                2001                 2000
                                                ----               ----                ----                 ----
Numerator (basic and diluted calculation):
Net income (loss)                            $ 1,968,178        ($  624,945)        $ 7,031,379          $ 1,946,262
Less redeemable preferred stock dividends                           (10,000)            (20,000)             (30,000)
                                             -----------       ------------         -----------          -----------
    Net income available to common
       stockholders                            1,968,178           (634,945)          7,011,379            1,916,262

Denominator:
Weighted average common shares outstanding
    - basic calculation                        7,082,859          8,461,820           7,475,472            8,372,575
Dilutive effect of stock options                 634,224                                262,440               42,898
                                             -----------       ------------         -----------          -----------
Weighted average common shares outstanding
    - diluted calculation                      7,717,083          8,461,820           7,737,912            8,415,473
Earnings per share:
    Basic                                    $       .28        ($      .08)        $       .94          $       .23
    Diluted                                  $       .26        ($      .08)        $       .91          $       .23
Antidilutive common stock equivalents:
    Options                                      620,000          1,785,000                                  495,000
    Warrants                                     734,980            734,980             734,980              734,980

NOTE 3 - ATTACK ON WORLD TRADE CENTER:
-------------------------------------

On September 11, 2001, the Company's headquarters on the 84th floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. The losses suffered by the Company as a result of this attack include 60 missing or lost employees out of a New York work force approximating 300, all of the property and technological infrastructure maintained at the Company's headquarters and the interruption and disruption of the Company's New York based operations. On September 18, 2001, the Company relocated its entire New York based operations to temporary facilities provided by Prudential Securities, the Company's clearing firm, at One New York Plaza in lower Manhattan.

The Company's insurance provides for coverage for damage to property destroyed, interruption of business operations, including profit recovery, and additional expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries principally in two areas:

Property Damage
---------------

The Company's property casualty insurance, underwritten by Kemper Insurance Companies ("Kemper"), has an aggregate limit of approximately $14 million. The net book value of destroyed property was written off in September 2001, with a corresponding receivable from Kemper recorded in the same amount. Since the proceeds from claims relating to this property damage are based upon full replacement cost of assets replaced, such amounts are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

                               Page 11 of 24 Pages

-------------------------------------------------

Business Interruption and Extra Expense
---------------------------------------

The Company's business interruption and extra expense insurance, also underwritten by Kemper, has an aggregate limit of approximately $21 million. An estimate of the receivable from Kemper for lost revenues (net of saved expenses) for September 2001 from the disruption to the New York based business operations has been included in revenues. An estimate of additional expenses incurred to minimize the effect of the disruption to operations has been recorded directly as a receivable from Kemper. The Company established such amounts based upon the extent recovery is considered probable and reasonably susceptible to estimation. Because actual recoveries may differ from these estimates, future reporting periods may record gains or losses as the claims are settled and proceeds are received.

As of September 30, 2001, included in prepaid expenses and other assets is a receivable from Kemper of approximately $1.2 million, representing the write-off of destroyed fixed assets and the estimate for business interruption and extra expense, net of a cash advance previously received from Kemper of $5 million.

NOTE 4 - RESTRUCTURING OF TOKYO OPERATIONS:
------------------------------------------

Effective as of June 30, 2001, the Company sold its 15% equity interest in the Tokyo-based company, Yagi Euro Nittan Corporation ("Yagi Euro"), to Yagi Euro's other shareholder, Yagi Tanshi Company, Limited, for approximately $1.94 million. Included in other income for the nine months ended September 30, 2001 is a gain recognized by the Company on this transaction, net of related transaction costs, of approximately $390,000.

At the same time, the Company disbanded its existing Tokyo-based derivatives brokerage venture (the "Old Tokyo Partnership") in which the Company had a 40% interest, Yagi Euro a 30% interest and Nittan Capital Group Limited ("Nittan") a 30% interest, and formed a new, substantially similar venture with Nittan (the "New Tokyo Partnership" and together with the Old Tokyo Partnership, the "Tokyo Partnerships"), in which the Company has a 57.25% interest and Nittan a 42.75% interest. As was the case with the Old Tokyo Partnership, the results of operations of the New Tokyo Partnership are consolidated in the Company's consolidated financial statements with outside ownership presented as minority interest.

NOTE 5 - STOCKHOLDERS' EQUITY:
-----------------------------

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock.

                              Page 12 of 24 Pages

------------------------------------------

At December 31, 2000, the Company had outstanding 2,000 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") with an aggregate stated value of $2,000,000. In accordance with the terms of the Series B Preferred Stock, upon the sale of the Company's investment in Yagi Euro in June 2001 (See Note 4 above), the Company redeemed the Series B Preferred Stock from Yagi Euro at the stated value thereof, together with accrued and unpaid dividends thereon of $10,000.

Common stock and warrants:
-------------------------

At December 31, 2000, the Company had outstanding 8,120,835 shares of common stock and held 3,271,434 shares in treasury. During the nine months ended September 30, 2001, the Company repurchased 1,230,011 shares under repurchase programs authorized by the Board of Directors at an aggregate price of $2,966,815, or $2.41 per share. Included in these repurchases are 200,000 shares repurchased under the July 2001 authorization when the Board of Directors authorized the repurchase of up to 709,082 shares, or 10% of the then outstanding common stock. In September 2001, the Board of Directors further expanded this authorization by an additional 490,918 shares to up to 1,200,000 shares. As has been the case with all the repurchase programs authorized by the Board of Directors, repurchases under the current program are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions.

In August 2001, the Company received 22,528 shares into treasury in settlement of an $81,733 obligation owed the Company by the Chief Technology Officer of Tradesoft, pursuant to the Company's acquisition of Tradesoft in August 2000.

During the nine months ended September 30, 2001, 178,500 shares were issued pursuant to options exercised under the Company's 1996 Stock Option Plan. In connection with certain exercises the Company received 48,567 shares into treasury as consideration for exercise prices aggregating $220,000.

As a result of these activities, at September 30, 2001, the Company had outstanding 6,998,229 shares of common stock and held 4,572,540 shares in treasury.

At September 30, 2001 and December 31, 2000, the Company had outstanding 685,948 redeemable common stock purchase warrants (issued in connection with the Company's initial public offering) and 49,032 Series B redeemable common stock purchase warrants (issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants) which expire on November 30, 2001.

NOTE 6 - NET CAPITAL REQUIREMENTS:
---------------------------------

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in

                              Page 13 of 24 Pages

---------------------------------------------

the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At September 30, 2001, MFI's regulatory net capital was approximately $12,542,000 and exceeded the minimum regulatory requirement under rule 15c3-1 of $250,000 by approximately $12,292,000.


NOTE 7 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting its customer revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are primarily engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine month periods respectively ended September 30, 2001 and September 30, 2000 as defined by SFAS 131 consist of the United States, the United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts include the consolidated results of operations of the Tokyo Partnerships, with net income (loss) amounts net of minority interests in the Tokyo Partnerships. United Kingdom amounts include the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Finacor S.A. ("Finacor"), with net income amounts net of Finacor's minority interest. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2000 and which are not expected to meet these thresholds for the year ended December 31, 2001 have been included in "All Other."

                                            United
                          United States     Kingdom          Japan       Switzerland     All Other         Total
                          -------------   ------------   ------------   ------------   ------------   ------------
Three months ended
  September 30, 2001
Customer revenues          $ 19,778,616   $ 11,574,201   $  3,789,152   $    444,297   $  1,109,754   $ 36,696,020
Net income                    1,567,095        211,262         46,415         25,052        118,354      1,968,178

Three months ended
  September 30, 2000
Customer revenues          $ 18,886,906   $ 10,422,003   $  4,546,520   $    160,677   $    675,793   $ 34,691,899
Net income (loss)               158,134       (530,835)      (139,415)      (115,074)         2,245       (624,945)

Nine months ended
  September 30, 2001
Customer revenues          $ 72,505,798   $ 36,609,634   $ 11,924,273   $  1,159,115   $  2,833,414   $125,032,234
Net income (loss)             5,843,188      1,180,749       (262,379)       117,169        152,652      7,031,379

Nine months ended
  September 30, 2000
Customer revenues          $ 58,045,803   $ 35,433,284   $ 14,941,630   $    494,758   $  2,604,234   $111,519,709
Net income (loss)             1,915,625       (808,158)     1,368,846       (418,019)      (112,032)     1,946,262

                                                Page 14 of 24 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Attack on World Trade Center

On September 11, 2001, the Company's headquarters on the 84th floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. This attack resulted in the loss of 60 employees out of a New York work force approximating
300. In addition to this tragic loss of life, the destruction of the Company's New York premises also resulted in the loss of all the property and technological infrastructure maintained on site and the interruption and disruption of the Company's New York based operations.

Despite the grief associated with the loss of so many colleagues and friends, the Company is determined to restore its New York based operations to their pre-September 11th levels. On September 18th, the Company relocated its entire New York based operations to temporary facilities provided by Prudential Securities, the Company's clearing firm, at One New York Plaza in lower Manhattan.

The Company's critical books and records, including accounting records and trading records, were electronically backed-up off-site just prior to the attack, as part of a regular disaster recovery planning procedure. In addition, the Company's proprietary screen systems, middle office system and its Tradesoft(R) electronic trading platform, together with their underlying software, were all preserved. These systems, together with the Company's financial accounting systems, have since been restored at the new site as part of the rebuilding of the firm's infrastructure. The Company is currently in the process of re-installing direct phone lines to customers serviced from its New York location to facilitate even faster communications. The Company has otherwise been using regular "dial up" phone lines and speed dial functions, as well as its proprietary screen systems, to communicate with its customers.

As a result of these efforts, all key New York based operations had been resumed at the new location by mid-October. Moreover, the Company was able to generate revenues in New York for the month of October 2001 approximating 80% of their average monthly level for the first eight months of 2001.

The Company has hired a number of new employees and is actively seeking to hire more. The Company is also actively looking at a wide range of locales for its new permanent headquarters and expects to make a decision in this regard before the end of the year.

Management believes its levels of property casualty and business interruption and extra expense insurance should adequately fund its rebuilding efforts. The Company's property casualty insurance, underwritten by Kemper, has an aggregate limit of approximately $14 million. The net book value of destroyed property was written off in September 2001, with a corresponding receivable from Kemper recorded in the same amount. Since the proceeds from claims relating to this property damage are based upon full replacement cost of assets replaced, such amounts are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds received.

                              Page 15 of 24 Pages

The Company's business interruption and extra expense insurance, also underwritten by Kemper, has an aggregate limit of approximately $21 million. An estimate of the receivable from Kemper for lost revenues (net of saved expenses) for September 2001 from the disruption to the New York based operations has been included in revenues. An estimate of additional expenses incurred to minimize the effect of the disruption to operations has been recorded directly as a receivable from Kemper. The Company established such amounts based upon the extent recovery is considered probable and reasonably susceptible to estimation. Because actual recoveries may differ from these estimates, future reporting periods may record gains or losses as the claims are settled and proceeds are received.


                      Three Months Ended September 30, 2001
                Compared to Three Months Ended September 30, 2000

Commission income for the three months ended September 30, 2001 increased $1,724,664 to $35,643,099, compared to $33,918,435 for the comparable period in 2000, primarily from increased brokerage in New York and London, offset in part by decreased brokerage in Tokyo. In New York, the increase principally reflected brokerage from a newly hired U.S. government agency securities brokerage team and increased brokerage of municipal bonds and repurchase agreements, offset in part by a significant reduction in brokerage from the disruption to operations caused by the September 11th attack. In London, the increase resulted primarily from improved brokerage on interest rate derivatives and emerging market debt securities. The decrease in Tokyo resulted from reduced brokerage in interest rate derivatives and the currency effects of translating weakened Japanese yen amounts to U.S. dollars.

Insurance recovery for the three months ended September 30, 2001, represents an estimate of the receivable from Kemper for lost revenues (net of saved expenses) in New York since the destruction of the Company's premises in the September 11th attack.

Interest income for the three months ended September 30, 2001 increased $138,402 to $580,005, compared to $441,603 for the three months ended September 30, 2000, reflecting an increase in the average inventory of municipal securities held.

Other income for the three months ended September 30, 2001 increased $132,924 to $849,542, compared to $716,618 for the three months ended September 30, 2000, primarily due to an increase in trading gains on securities transactions, offset in party by an increase in foreign exchange losses.

Compensation and related costs for the three months ended September 30, 2001 increased $3,930,232 to $30,007,952, compared to $26,077,720 for the three months ended September 30, 2000. This increase was primarily the result of increased employment costs in New York (which included compensation paid to the 60 lost employees through September 30, 2001), primarily reflective of increased levels of operating revenues. Partially offsetting this increase was decreased employment costs in Tokyo, reflecting the combined effect of reduced brokerage, staff reductions and the currency effects of translating weakened Japanese yen amounts to U.S. dollars, and decreased employment costs in London, reflecting the net effect of cost reduction efforts and improved brokerage. As a percentage of customer revenues and insurance recovery revenue combined, compensation and related costs decreased to 72.8% for the three months ended September 30, 2001, as compared to 75.2% for the three months ended September 30, 2000.

                              Page 16 of 24 Pages

Communication costs for the three months ended September 30, 2001 decreased $125,556 to $3,099,283, compared to $3,224,839 for the three months ended September 30, 2000, primarily as a result of cost reduction efforts in London, the currency effect of translating weakened Japanese yen amounts to U.S. dollars and the destruction of the Company's New York office on September 11th.

Travel and entertainment costs decreased $15,522 to $1,999,040 for the three months ended September 30, 2001, compared to $2,014,562 for the three months ended September 30, 2000. As a percentage of customer revenues, travel and entertainment costs decreased to 5.4% for the three months ended September 30, 2001, as compared to 5.8% for the three months ended September 30, 2000.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended September 30, 2001, depreciation and amortization decreased $121,260 to $896,946, compared to $1,018,206 for the three months ended September 30, 2000, primarily as a result of a reduction in depreciable fixed assets in London and the discontinuation of depreciation in New York on assets destroyed in the September 11th attack, offset by an increase in amortizable software, goodwill and other intangible assets as a result of the August 2000 acquisition of Tradesoft.

Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by clearing institutions through which the Company processes riskless principal securities transactions on a fully matched basis. For the three months ended September 30, 2001, these expenses increased $88,850 to $888,453, as compared to $799,603 for the three months ended September 30, 2000, primarily as a result of an increase in the number of cleared emerging market debt transactions.

Occupancy costs represent expenses incurred in connection with various operating leases for the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 2001, these costs decreased $774,289 to $351,317, as compared to $1,125,606 for the three months ended September 30, 2000, primarily as a result of a net decrease in occupancy related accruals approximating $837,000 associated with the World Trade Center lease.

Interest expense for the three months ended September 30, 2001 and 2000 was comparable at $186,578 and $172,529, respectively.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended September 30, 2001, these expenses decreased $543,462 to $1,397,145, compared to $1,940,607 for the three months ended September 30, 2000, primarily as a result of a one-time charge of $477,000 in the prior period attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition and decreases in various other general and administrative expenses.

                              Page 17 of 24 Pages

The income from equity affiliate during the three months ended September 30, 2000 represents the Company's share of the income realized by its 15% equity affiliate, Yagi Euro. As described in Note 4 to the Consolidated Financial Statements, effective June 30, 2001 the Company sold its investment in Yagi Euro.

Provision for income taxes for the three months ended September 30, 2001 increased $808,028 to $1,055,902, compared to $247,874 for the three months ended September 30, 2000, primarily due to increased levels of pre-tax income.

For the three months ended September 30, 2001, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $280,004, as compared to a reduction of net losses from such subsidiaries of $916,970 for the comparable period in 2000, primarily reflecting the improved results of EBFL, the Company's combined venture with Finacor in London.


                      Nine Months Ended September 30, 2001
                Compared to Nine Months Ended September 30, 2000

Commission income for the nine months ended September 30, 2001 increased $11,193,765 to $120,302,864, compared to $109,109,099 for the comparable period in 2000, primarily from increased brokerage in New York and London, offset in part by decreased brokerage in Tokyo. In New York, the increase principally reflected brokerage from a newly hired U.S. government agency securities brokerage team and increased brokerage of municipal bonds and interest rate derivatives, offset in part by a significant reduction in brokerage from the disruption to operations caused by the September 11th attack. In London, the increase resulted primarily from improved brokerage on interest rate derivatives and emerging market debt securities, offset in part by the currency effects of translating weakened British pound sterling amounts to U.S. dollars. The decrease in Tokyo resulted from reduced brokerage in interest rate derivatives and the currency effects of translating weakened Japanese yen amounts to U.S. dollars.

Insurance recovery for the nine months ended September 30, 2001 represents an estimate of the receivable from Kemper for lost revenues (net of saved expenses) in New York since the destruction of the Company's premises in the September 11th attack.

Interest income for the nine months ended September 30, 2001 increased $424,473 to $1,756,757, compared to $1,332,284 for the nine months ended September 30, 2000, reflecting an increase in the average inventory of municipal securities held.

Other income for the nine months ended September 30, 2001 increased $294,878 to $4,846,375, compared to $4,551,497 for the nine months ended September 30, 2000, primarily due to the net effects of gains recorded during the current period on the sale of the Company's 15% interest in Yagi Euro and in the Company's investment account, an increase in trading gains on municipal securities transactions and the gain recognized during the prior period related to the partial sale of the Company's interest in the Old Tokyo Partnership.

Compensation and related costs for the nine months ended September 30, 2001 increased $9,475,189 to $91,225,488, compared to $81,750,299 for the nine months ended September 30, 2000. This increase was primarily the result of increased

                              Page 18 of 24 Pages
employment costs in New York (which included compensation to the 60 lost employees through September 30, 2001), primarily reflective of increased levels of operating revenues. Partially offsetting this increase was decreased employment costs in Tokyo, reflecting the combined effect of reduced brokerage, staff reductions and the currency effects of translating weakened Japanese yen amounts to U.S. dollars, and decreased employment costs in London, reflecting the net effect of cost reduction efforts, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and improved brokerage. As a percentage of customer revenues and insurance recovery revenue combined, compensation and related costs decreased to 70.4% for the nine months ended September 30, 2001, as compared to 73.3% for the nine months ended September 30, 2000.

Communication costs for the nine months ended September 30, 2001 decreased $1,067,046 to $9,128,186, compared to $10,195,232 for the nine months ended September 30, 2000, primarily as a result of cost reduction efforts in London, the currency effect of translating weakened British pound sterling and Japanese yen amounts to U.S. dollars and the destruction of the Company's New York office on September 11th.

Travel and entertainment costs increased $221,720 to $6,382,588 for the nine months ended September 30, 2001, compared to $6,160,868 for the nine months ended September 30, 2000. As a percentage of customer revenues, travel and entertainment costs decreased to 5.1% for the nine months ended September 30, 2001, as compared to 5.5% for the nine months ended September 30, 2000.

Depreciation and amortization expense increased $20,839 to $2,943,019 for the nine months ended September 30, 2001, compared to $2,922,180 for the nine months ended September 30, 2000, primarily as a result of an increase in amortizable software, goodwill and other intangible assets as a result of the August 2000 acquisition of Tradesoft, offset in part by a reduction in depreciable fixed assets in London and the discontinuation of depreciation in New York on assets destroyed in the September 11th attack.

Clearing fees increased $161,481 to $2,645,517 for the nine months ended September 30, 2001, compared to $2,484,036 for the nine months ended September 30, 2000, primarily as a result of an increase in cleared emerging market debt transactions.

Occupancy costs decreased $1,286,725 to $2,294,621 for the nine months ended September 30, 2001, as compared to $3,581,346 for the nine months ended September 30, 2000, primarily as a result of a net decrease in occupancy related accruals approximating $1,248,000 associated with the World Trade Center lease.

Interest expense for the nine months ended September 30, 2001 increased $165,629 to $604,020, compared to $438,391 for the nine months ended September 30, 2000, primarily as a result of an increase in average margin borrowings to finance municipal securities positions.

During the nine months ended September 30, 2000, the Company incurred restructuring costs of $238,400 relating to the closing of the Company's Toronto-based operations. These costs primarily consisted of employee severance, the disposal/write-off of fixed assets and lease termination costs.

                              Page 19 of 24 Pages

General, administrative and other expenses increased for the nine months ended September 30, 2001 to $4,795,488, as compared to $4,382,852 for the nine months ended September 30, 2000, primarily as a result of increases in consumption taxes in Europe, rental expense for leased equipment and various other general and administrative expenses, offset by a one-time charge of $477,000 in the prior period attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

Income from equity affiliate decreased $104,486 to $9,992 for the nine months ended September 30, 2001, as compared to $114,478 for the nine months ended September 30, 2000, primarily as a result of a one-time, after-tax gain realized by Yagi Euro in its restructuring activities.

Provision for income taxes for the nine months ended September 30, 2001 increased $2,369,530 to $4,794,518, compared to $2,424,988 for the nine months ended September 30, 2000, primarily due to increased levels of pre-tax income. The decrease in the Company's effective tax rate is primarily reflective of the reduced impact of non-deductible entertainment expenses on higher pre-tax income and tax planning strategies applied to the sale of the Company's interest in Yagi Euro and other capital gains.

For the nine months ended September 30, 2001, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $430,692, as compared to a reduction of net losses from such subsidiaries of $1,417,496 for the comparable period in 2000. The change in these amounts primarily reflects the improved profitability of EBFL, offset by an increase in losses generated by the Tokyo Partnerships.

                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned, held at clearing firm.

Securities owned, held at clearing firm principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are generally financed by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At September 30, 2001, the Company had net assets relating to its municipal securities business of approximately $6.6 million, reflecting securities owned of approximately $11.3 million, financed by a payable to its clearing broker of approximately $4.7 million. Also reflected in securities owned, held at clearing firm at September 30, 2001 were approximately $1.2 million of fully paid securities in the Company's investment account.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury and government agency securities and related repurchase agreements thereon. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations.

At September 30, 2001, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC").

                              Page 20 of 24 Pages

The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $2.6 million at September 30, 2001) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Notes payable at September 30, 2001 of approximately $1.3 million reflect the remaining amount due on a fixed rate note payable to GECC approximating $448,000 and subordinated notes issued by EBFL to Monecor (London) Limited ("Monecor"), a subsidiary of Finacor and the direct minority shareholder of EBFL, in the aggregate amount of (pound)600,000 (approximately $885,000 at September 30,
2001). The note payable to GECC, issued in December 1997, was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attack on the World Trade Center, the equipment securing the note payable to GECC was destroyed. Accordingly, the Company has elected to use the proceeds it will receive from its property casualty insurance coverage to retire the note early without penalty. EBFL issued the subordinated notes to Monecor (as well as (pound)1 million of subordinated notes to Euro Brokers Holdings Limited, which are eliminated in consolidation) for the purpose of maintaining the regulatory capital requirements established by the Financial Services Authority ("FSA"). As a result of the profitable operations of EBFL in 2001, EBFL has maintained excess regulatory capital and is requesting approval from the FSA to repay the subordinated notes held by both shareholders.

All payments required under the terms of the loan and notes are expected to be paid in timely fashion from the Company's resources.

In July 2001 the Board of Directors continued its repurchase program by authorizing the purchase of up to 709,082 shares, or 10% of the then outstanding shares. In September 2001, the Board of Directors further expanded this authorization by an additional 490,918 shares to up to 1,200,000 shares. As of September 30, 2001, the Company had purchased 200,000 shares under this expanded program. As has been the case with all the repurchase programs authorized by the Board of Directors, repurchases under the current program are to be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions. Purchases are anticipated to be funded using the Company's existing cash resources, included available borrowings under the revolving credit facility with GECC.

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

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the

                              Page 21 of 24 Pages
meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the ability of the New York financial community, in general, and the Company, specifically, to recover from the World Trade Center terrorist attacks, the effects of any additional terrorist acts and governments' military and other responses to them, the scope of recoveries from insurers, the success of technology development and deployment, the status of relationships with employees, clients, business partners, vendors and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors, and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2000 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 2000 presented in the Company's 2000 Form 10-K.

                              Page 22 of 24 Pages

                            PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

(b)   Reports on Form 8-K

During the three months ended September 30, 2001, the Company filed two Current Reports on Form 8-K, respectively dated July 6, 2001 and July 27, 2001. The earlier Form 8-K reported on (i) the Company's anticipated financial results for its fiscal second quarter, ended June 30, 2001, and (ii) the completion of the previously-announced restructuring of the Company's Tokyo operations. The later Form 8-K reported on (x) the Company's actual financial results for its fiscal second quarter, (y) the expansion of the Company's existing stock repurchase program and (z) an amendment to the Company's shareholder rights plan.

                              Page 23 of 24 Pages

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001


                         MAXCOR FINANCIAL GROUP INC.
                            (Registrant)




                         /s/ Gilbert D. Scharf
                         -------------------------------------------------
                         Gilbert D. Scharf, Chairman of the Board,
                         President and Chief Executive Officer




                         /s/ Steven R. Vigliotti
                         -------------------------------------------------
                         Steven R. Vigliotti, Chief Financial Officer

                              Page 24 of 24 Pages