Form 10-K
period 2001-12-31
MAXCOR FINANCIAL GROUP INC
filed 2002-03-29
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to____________

                         Commission File Number 0-25056
                                                -------

                           MAXCOR FINANCIAL GROUP INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           59-3262958
---------------------------------------          -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One New York Plaza, 16th Floor, New York, NY                  10292
--------------------------------------------                  ------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 748-7000
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 5% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $6.05 on March 26, 2002, was approximately $28,395,000.

         As of March 26, 2002, there were 7,028,229 shares of Common Stock outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 2002) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof solely to the extent provided therein.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business........................................................      3

Item 2.  Properties......................................................     23

Item 3.  Legal Proceedings...............................................     23

Item 4.  Submission of Matters to a Vote of Security-Holders.............     23


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     24

Item 6.  Selected Financial Data.........................................     25

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................     27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk......     41

Item 8.  Financial Statements and Supplementary Data.....................     43

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.......................................     43


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............     44

Item 11. Executive Compensation..........................................     44

Item 12. Security Ownership of Certain Beneficial Owners and
         Management......................................................     44

Item 13. Certain Relationships and Related Transactions..................     44


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.....................................................     45

Signatures...............................................................     46


Consolidated Financial Statements and Notes..............................    F-1

Index to Consolidated Financial Statements...............................    F-2

Exhibit Index............................................................    X-1

                                                               [GRAPHIC OMITTED}
                                                                     MAXF
                                                               -----------------
                                                                     NASDAQ
                                                                     LISTED

         This report includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Cautionary Statements." For additional information about forward-looking statements, see page 41.

         References in this report to "we," "us," and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Maxcor Financial Group Inc. is a publicly-held financial services holding company, incorporated in Delaware in August 1994. We maintain a web page at www.maxf.com and our common stock is traded on The Nasdaq Stock Market(R)under the symbol "MAXF."

         In August 1996, we acquired Euro Brokers Investment Corporation, a privately held domestic and international inter-dealer broker for a broad range of financial instruments, having operational roots dating back to 1970.

         Through the Euro Brokers division of our Maxcor Financial Inc. subsidiary, a U.S. registered broker-dealer, and other of our subsidiaries and businesses, including Euro Brokers Inc., we conduct our core business as a domestic and international inter-dealer brokerage firm, specializing in (i) cash deposits and other money market instruments, (ii) interest rate and other derivatives, (iii) emerging market debt and related products, (iv) various fixed income securities, including distressed corporate bonds, municipal securities, convertible bonds and federal agency bonds, and (v) U.S. Treasury and federal agency repurchase agreements.

         We also maintain certain specialty subsidiaries. Tradesoft Technologies, Inc. ("Tradesoft"), acquired by us in August 2000, is a software developer and technology provider that specializes in designing trading systems and broker platforms for automating or enhancing order entry and tracking, price and information distribution, order matching and straight through processing. Maxcor Financial Asset Management Inc., an investment adviser registered with the Securities and Exchange Commission ("SEC"), is engaged in securities lending through its Euro Brokers Securities Lending division. Maxcor Information Inc. is charged with packaging and exploiting the data and other information generated by our inter-dealer brokerage businesses.

         We have approximately 500 employees worldwide and conduct our businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), York (PA), Nyon (Switzerland) and Mexico City, and correspondent relationships with other brokers throughout the world.

         Except as described below, we operate in each financial center through wholly-owned subsidiaries. In London, as of January 1, 1999, we formed Euro Brokers Finacor Ltd. ("EBFL"), a 50/50 equity venture with the European broker, Finacor, that combined our respective London-based capital market operations, as well as Finacor's Paris-based capital markets operations. Our other London operations, primarily comprised of securities businesses, are wholly owned. In Tokyo, since 1994, we have had a controlling financial interest in a brokerage venture conducting yen and dollar denominated derivative businesses (the "Tokyo Venture"). Since July 1, 2001, we have had a 57.25% interest in the Tokyo Venture, with Nittan Capital Group ("Nittan") holding the other 42.75%. Previously, from January 1, 2000, we and Nittan respectively held 40% and 30% interests in the Tokyo Venture, with Yagi Euro Nittan ("Yagi Euro"), in which we also held a 15% minority interest, holding the other 30% interest. Prior to 2000, we and Yagi Euro were the sole partners in the Tokyo Venture, each holding a 50% interest.

September 11th Terrorist Attacks

         On September 11, 2001, our New York headquarters on the 84th floor of Two World Trade Center were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of the attacks, 61 of our employees and staff members were killed, out of a New York work force of approximately 300. We also lost all of our property and technological infrastructure maintained on site.

         Beginning September 18th, we began to relocate our New York based operations to temporary facilities in lower Manhattan provided by Prudential Securities, the parent company of one of our clearing firms. By mid-October, we had successfully established a working infrastructure for all of our operations, restored our critical records, and hired a significant number of new employees. The pace of this recovery was and remains nothing short of remarkable, and is a testament to the dedication and effort of our employees and the support and loyalty of our clients and friends. We also benefited from having strong offsite backup of our financial and trading records and our proprietary operating systems and software, as well as deep and broad business insurance coverage.

         We believe that our property casualty and business interruption insurance, both of which are underwritten by Kemper Insurance Companies, will adequately fund our physical rebuilding efforts and compensate us for lost income during the period prior to our full restoration of operations in a permanent location. Currently, we expect to choose a permanent location and relocate there by late 2002. Our property casualty insurance provides us with the full cost of replacement assets and has an aggregate limit of approximately $14 million. Our business interruption insurance provides for recovery of lost revenues (net of saved expenses) and additional expenditures incurred to restore operations or minimize the period and total cost of disruption to operations and has a separate aggregate limit of approximately $21 million. Since September 11th, we have received $15 million in cash advances under these policies.

         Our lost employees are and always will remain in our thoughts. We have established The Euro Brokers Relief Fund, Inc., a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), to provide charitable aid to their families, in addition to life insurance we maintained for them that is paying four times their last twelve months of earnings (including bonuses), up to a maximum of $1 million per employee. On March 11, 2002, the six month anniversary of the attacks, our New York, London, Mexico City and Stamford offices held a "charity day" in which all brokerage revenues were pledged to the Fund. More than $1 million was raised in this effort, and we are planning additional fund-raising events.

         Numerous uncertainties nonetheless remain in connection with our recovery from the attacks of September 11th. Although we currently believe that our scope and amount of insurance coverage is adequate, it is possible that our rebuilding costs and/or lost revenues may exceed the policy limits. In addition, our insurer may dispute or disagree with us about the scope of coverage with respect to our specific claims when they are submitted, meaning we may incur rebuilding costs or lost revenues for which reimbursement under the policies is delayed or not fully made, even if the policy limits have not been exceeded.

         In addition, although we are committed to rebuilding our revenues and operations to levels matching or exceeding those existing prior to September 11th and believe that most of our restored operations are already functioning and producing at levels close or comparable to pre-September 11th levels, the longer-term effects on our business and employees of the dislocation and rebuilding efforts and the coping with the trauma of the attacks and the death of so many of our colleagues are simply unknown.

Inter-Dealer Brokerage Businesses

         In our inter-dealer brokerage businesses, we function primarily as an intermediary, matching up the trading needs of our institutional client base, which is primarily comprised of well-capitalized banks, investment banks, broker-dealers and other financial institutions, but also includes various funds and corporations. We assist our clients in executing trades by identifying counterparties with reciprocal interests. We provide our services through an international network of brokers who service direct phone lines to most of our clients and through proprietary screen systems and other delivery systems that provide clients with real-time bids, offers and pricing information in our various products.

         Clients use our services for several reasons. First, a client can benefit from the broader access and liquidity provided by our worldwide broker and telecommunications network, which communicates with and services most of the largest banks and securities firms. The result is typically better pricing and faster execution than the client could achieve acting unilaterally. Second, we provide clients with anonymity, both as to their identity and, depending on the product, the size of their proposed trade, thereby enhancing their flexibility and ability to act without signaling their intentions to the marketplace. Third, because of our network, we can provide high-quality pricing and market information, as well as sophisticated analytics and trading and arbitrage opportunities.

         Our inter-dealer brokerage transactions are principally of two types:
(i) "name give-up" transactions, in which we act only as an introducing broker, and (ii) transactions in which we act as a "matched riskless principal." In the first type of transaction, primarily involving money market instruments and derivative products, the trades are arranged while preserving the clients' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions we act solely as an introducing broker who brings the two counterparties together, and not as a counterparty ourselves. Consummation of the transaction may then remain subject to the actual counterparties who have been matched by us accepting the credit of each other. In the second type of transaction, primarily securities transactions, we act as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of various clearing institutions with which we have contractual arrangements, and who will have previously reviewed and approved the credit of the participating counterparties.

Products

         Our inter-dealer brokerage businesses generally fall into the brokerage of three broad groups of products: (i) money market products, (ii) derivative products and (iii) securities products.

Money Market Products

         In general, money market products take the form of cash deposits or other negotiable instruments placed by one financial institution with another, at an agreed-upon rate of interest, for a fixed period of time. Money market products primarily include offshore deposits (i.e., deposits placed outside the country of denomination), onshore deposits (i.e., deposits placed within the country of denomination), certificates of deposit and short-term commercial paper. U.S. dollars continue to be the most actively traded offshore currency deposit. Other offshore currency deposits may be denominated in Japanese yen, British pounds sterling, Swiss francs, Canadian dollars or the euro. Examples of onshore deposits include term and overnight U.S. federal funds. We broker money market products predominantly to multinational banks.

Derivative Products

         A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial instruments employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives we most frequently broker are interest rate swaps, interest rate options and forward rate agreements, in each case conducted in a multitude of different currencies and localized primarily by office. In the latter part of 2001 we also began to broker credit derivatives in the form of default swaps.

         In an interest rate swap transaction, two parties agree to exchange interest rate payment obligations on a notional principal amount over the term of the swap. No principal is exchanged, and market risk for the parties is limited to differences in the interest payments. The usual format for swaps involves the exchange of fixed rate payments based on the term of the swap for a series of floating rate payments based on a shorter-term rate.

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

         In a default swap transaction, a counterparty who is seeking to buy credit protection pays a periodic fee or premium to the other counterparty (or seller of protection) in order to transfer or hedge credit risk with respect to a particular issuer or security. If the reference issuer suffers a specified credit event within the term of the swap, such as an event of default under its loan agreements or indentures, then the seller of protection pays the loss on the reference security to the buyer, generally either by buying bonds or loans of the issuer from the buyer at par or making a cash payment to the buyer based on the difference between such par amount and the market value of the reference security at the time of default.

         We broker most of our derivative products predominantly to multinational banks and investment banks.

Securities Products

         Products that we broker in this category consist primarily of a variety of debt obligations issued by governments, government agencies, banks and corporations. We broker transactions in emerging market debt, municipal securities, U.S. Treasury and federal agency repurchase agreements, federal agency bonds, distressed corporate bonds, U.S. domestic convertible bonds, floating rate notes and other corporate securities.

         Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options on the foregoing, continues to constitute the largest area within the securities products category, and is brokered by specialized teams located in New York, London and Mexico City and through a correspondent broker relationship in Buenos Aires. The market coverage of the teams from these locations is worldwide. Our brokerage of emerging market debt utilizes direct communication phone lines and provides real-time pricing through proprietary, computerized screen systems located in clients' offices or through direct digital feeds. In most emerging markets transactions, we act as matched riskless principal and settle trades through a clearing firm, although we broker some transactions on a name give-up basis.

         Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. We act as an intermediary primarily for the U.S. primary government dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury, mortgaged-backed and federal agency repurchase agreements. As is the case with emerging markets, we disseminate repurchase agreement market information via our proprietary, computerized screens and digital data feeds. Most of the repurchase agreements that we execute for dealers are cleared through the Government Securities Clearing Corporation, in which our broker-dealer subsidiary, Maxcor Financial Inc., is a member, although some transactions are brokered on a name give-up basis.

         Our brokerage of federal agency debt is also generally conducted on a riskless principal basis and with the same client base that participates in U.S. Treasury and federal agency repurchase agreements. Dissemination of federal agency debt market information to clients also relies on our proprietary screen system and digital data feeds. We also use a proprietary front-end broker interface developed by Tradesoft to monitor and manage trading activity and market information, which has the capability of providing fully-automated client execution capability if and when client demand for it grows.

         We broker municipal securities on a matched riskless principal basis, and also use an allocation of our capital to support limited inventory positions. U.S. convertible bonds are generally brokered on a name give-up basis.

         We broker securities products to a broad institutional client base, but mostly to banks, investment banks, broker-dealers and other financial institutions.

Communications Network and Information and Related Systems

         We conduct our inter-dealer brokerage businesses through a global communications network and sophisticated computerized information systems over which we receive and transmit current market information. Our proprietary screen system and digital data feeds display to all screen-based clients real-time bid, offer and transaction information for various products offered on the system.

         To ensure rapid and timely access to the most current market bids and offers, the majority of our clients are connected to our brokers and information feeds via dedicated, "always on," point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt and related options, federal agency bonds, repurchase agreements, banker's acceptances and commercial paper, we maintain an extensive private network to connect our offices and the specific clients who trade in these products. In this way, all such clients have the simultaneous ability to view and act upon market bids and offers. We also have developed and deployed an Internet real-time distribution capability for both our emerging markets and repurchase agreement screen information, which has allowed access to clients in more remote or unproven brokerage locations without incurring the infrastructure costs associated with expanding our private network. This capability also has been essential in our post-September 11th rebuilding, as our temporary facilities in New York initially had no direct telephone or data lines and still have far fewer direct lines than we had in the World Trade Center, although the number is continuously increasing.

         On certain brokerage desks, the Tradesoft(R) system is used to provide a sophisticated and automated broker station, enhancing brokers' ability to monitor trading activity and relevant market information efficiently and communicate analysis and transaction details to their clients. If and when client demand for it in our products grows, the Tradesoft(R) system also retains the capability of being deployed to display real-time bid, offer and transaction information to clients so that they can initiate bids, offers and trades directly through a dedicated keypad at their workstations, with or without contacting one of our voice brokers, using the system's proprietary matching engine.

         Our proprietary middle-office trade processing system (the "MEB System"), which incorporates an electronic touchpad blotter system for post-trade data input, is integrated with and captures transactions effected through either our proprietary screen system or the Tradesoft(R) system, and thereafter hands through those transactions for back office processing. The MEB System has effectively replaced paper blotters on most securities desks and, by automating a number of manually-intensive processes, has introduced numerous efficiencies to our trade processing and handling, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions.

         We maintain teams of computer and communications specialists to provide technological support to the network. We are continually upgrading our technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout the network. Through the continued development and use of proprietary software, computerized screen displays, digital networks and interactive capabilities, we strive to keep our communication, technology and information systems as current as possible.

         Although we continue to explore whether more of our inter-dealer brokerage businesses should become screen-based or incorporate a higher degree of automation, we believe that our clients' diverse needs in each of our products require us to remain flexible in our approaches. Currently, we believe that a hybrid approach to servicing our clients, by providing both quality voice brokering and advanced screen system and other technology, including the front end Tradesoft(R) broker station and straight through processing, will best enable us to build liquidity, maintain a satisfied employee base and retain client loyalty.

Revenues and Expenses

         Our revenues currently are derived primarily from commissions related to our inter-dealer brokerage businesses. Generally, we receive a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and services required and may also reflect discounts for high transaction volumes or other client rebates.

         Other sources of revenues include (1) profits (or losses) from the Tokyo Venture, (2) interest income, derived primarily from cash and cash equivalents, deposits with clearing organizations and interest associated with municipal securities positions, (3) trading gains and losses on securities transactions (primarily in connection with our municipal securities business, but also from our firm investment account), (4) income from the sale of data and financial information generated from our brokerage businesses, and (5) foreign exchange gains and losses.

         The largest single component of our expenses is compensation paid to our brokers. Attracting and retaining qualified brokerage personnel with strong client relationships is a prerequisite in our business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their respective departments. For this reason, compensation expense frequently will increase or decrease in rough proportion to revenues, although the fixed salary component can skew the correlation in businesses with declining revenues by causing decreases in compensation to lag behind decreases in revenues, and starting bonuses for new hires in businesses for which revenue growth is sought can increase compensation expenses in advance of realizing the anticipated revenue growth. To manage this area, we include performance-based salary adjustment provisions in substantially all of our broker contracts and closely track revenues and compensation expenses (as well as other direct costs) by department (which may involve one or more products) and by broker, at each location.

         Most of the markets in which we operate are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, many of our businesses depend heavily on the use of direct line voice communications, advanced telephone equipment, real-time computerized screen systems and digital feeds and proprietary pricing software in order to ensure rapid trade executions and timely analyses for our clients. For this reason, we continually need to expend significant resources on the maintenance, expansion and enhancement of our communication and information system networks. After payroll, such costs have historically represented our second largest item of expenditure.

         The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of the Company's expenses, and, with the usage of electronic execution and matching systems, the need to invest in new technology and Internet deployment strategies has also increased. Our ability to compete effectively is significantly dependent on our ability to maintain a high level of client service, through our proprietary software, computerized screen displays and digital networks, the Tradesoft(R) systems, the MEB System and our provision of whatever additional systems are demanded by clients at any given time. It is this infrastructure and technological commitment that enables us to support our existing client base and product lines, as well as provide a platform for offering brokerage or other services in additional or newly developing financial instruments. Although we maintain sizeable management information services and communications departments, we will also license technology or outsource infrastructure or technology projects, where practical and consistent with our business goals, in order to manage our fixed costs in these areas.

         Direct client contact, including entertainment, is also an integral part of our marketing program and represents another significant component of our expenses. We have made it a priority to manage these expenditures in a more focused and coordinated fashion, and have had reasonable success in reducing their levels over each of the last three years.

         To grow revenues and stay competitive, we constantly need to analyze and pursue growth opportunities in both new and existing product lines. Product expansion, when undertaken, however, generally leads to an increase in the number of brokerage personnel, and therefore in compensation expense, since the markets usually require brokers to specialize in a single product or group of related products, rather than function as market generalists. Product expansion, and the effort to grow market share, also typically results in increased entertainment expenses and the increased infrastructure and communication costs associated with configuring a new desk and delivering its product to the necessary client base.

Other Businesses

         Through the Euro Brokers Securities Lending division of our SEC-registered investment adviser, Maxcor Financial Asset Management Inc., we conduct a securities lending business. In securities lending, we arrange for the lending of securities held in our clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which are primarily U.S. Treasury and federal agency securities and U.S. corporate bonds (but also non-dollar government securities and corporate bonds), we arrange for our clients or their custodians to receive either (i) cash collateral, for which we then direct the reinvestment to earn a spread over the rebate rate the client is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower. Our securities lending activities are executed solely on an agency basis, so that collateral and cash funds of clients are never received or held by us.

         Maxcor Financial Services Inc. is a non-regulated subsidiary through which we from time to time develop and initially conduct various new business efforts unrelated to inter-dealer brokerage. It is also charged with managing our firm's investment account.

         Our information and data subsidiary, Maxcor Information Inc., is charged with exploiting the data generated by our inter-dealer brokerage businesses, including licensing such data to third party vendors.

Capital Structure History

         Our initial public offering occurred in December 1994, and we issued a total of 3,583,333 units, each comprised of one share of common stock, $.001 par value, and two redeemable common stock purchase warrants. The offering raised net proceeds of approximately $20 million.

         In our August 1996 acquisition of Euro Brokers Investment Corporation, we issued aggregate consideration consisting of approximately $22 million in cash, 4,505,666 shares of common stock and 7,566,625 Series B redeemable common stock purchase warrants, economically identical in their terms to the initial public offering warrants.

         In November 1997, we consummated an exchange offer, on the basis of
0.1667 of a share of common stock for each warrant of either series (the "Exchange Offer"), pursuant to which we issued an aggregate of 2,380,975 shares of common stock in exchange for 14,283,296 (or approximately 95.1%) of the then-outstanding warrants. As a result of the Exchange Offer, the warrants (and any remaining, related units) were delisted from trading on The Nasdaq Stock Market(R) and deregistered under the Securities Exchange Act of 1934, as amended.

         Although delisted and deregistered, each warrant remaining outstanding continues to entitle the holder thereof to purchase from us one share of Common Stock at an exercise price of $5.00 per share. Each warrant is also redeemable by us at a price of $.01 if the last sales price of the common stock has been at least $8.50 per share for 20 consecutive trading days. The warrants were originally due to expire on November 30, 2001, but in connection with our finalizing a related registration statement, we have several times extended their expiration date, most recently until April 12, 2002.

         In October 1998, we issued 2,000 shares of a newly created Series B cumulative redeemable preferred stock to our 15% equity affiliate, Yagi Euro, for an aggregate purchase price of $2 million. The preferred stock paid a quarterly cumulative dividend, in arrears, at an annual rate of 2%, and was subject to optional redemption by us at any time, and to mandatory redemption on the tenth anniversary of its issue. The preferred stock did not have conversion rights or, unless there was a payment default, voting rights. In June 2001, upon the sale of our investment in Yagi Euro, we redeemed the preferred stock at its stated value, together with accrued and unpaid dividends thereon.

         In June 1999, we repurchased 2,986,345 shares of common stock from various partnerships of the venture capital firm, Welsh, Carson, Anderson & Stowe. The aggregate purchase price was approximately $5.23 million, or $1.75 per share. The shares repurchased represented approximately 26.4% of the shares of common stock then outstanding.

         In May 2000, our Board of Directors authorized a repurchase program for up to 10% of our then outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warranted, in open market, negotiated or block transactions. In January 2001, we completed this repurchase program for an aggregate purchase price of $1,187,650, or $1.42 per share, and our Board authorized an additional repurchase of up to 787,869 shares, or 10% of the then outstanding common stock. In July 2001, this repurchase program was completed for an aggregate purchase price of $1,907,660, or $2.42 per share, and our Board authorized an additional repurchase of up to 709,082 shares, or 10% of the then outstanding common stock. In the week after the September 11th terrorist attacks, this authorization was further expanded by 490,918 shares, to 1,200,000 shares. Through December 31, 2001, we had purchased 214,000 shares under this expanded authorization at an aggregate purchase price of $810,725, or $3.79 per share.

         In August 2000, we issued from treasury 375,000 shares of common stock as part of the consideration for our acquisition of Tradesoft. In August 2001, we received 22,528 of these shares back into treasury as part of a post-closing adjustment in our favor of approximately $82,000.

         During 2001, 220,500 shares of common stock were issued pursuant to options exercised under our 1996 Stock Option Plan. In connection with certain of these exercises, we received 48,567 shares into treasury as consideration for exercise prices aggregating $220,000.

         At December 31, 2001, we had outstanding 7,026,229 shares of common stock and 734,980 warrants.

Personnel

         As of February 28, 2002, we and our businesses employed 361 brokers (including trainees), plus an additional administrative staff, including officers and senior managers, of 122 persons, for a total employee headcount of
483. Of the brokers, 181 were located in the U.S., 123 were located in Europe, and 39 were located in Japan, with the balance distributed among our other office locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good and regard compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Segment and Geographic Data

         Note 25 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 2001, with respect to each of our reportable operating segments, which are based upon the countries in which they operate.

Competition

         The inter-dealer brokerage industry is highly competitive, with the success of a company within the industry dependent on a variety of key factors. These factors include:

         o the experience of and extent of client networks developed by the firm and its personnel;
         o     the range of products and value-added services offered;
         o     commission rates;
         o     the quality, speed and reliability of service;
         o proficiency in and ability to implement current technology, including electronic execution and straight through processing;
         o     salaries and other cost structures; and
         o     capital resources and perceived creditworthiness.

         While there are not many large international inter-dealer brokers and entry into the industry is costly, we encounter intense competition in all aspects of our businesses from a number of companies which have significantly greater resources than us. Recent consolidations in the industry have narrowed the field of competition somewhat, but have also produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots, such as the BrokerTec Global consortium formed by a number of the leading investment banks. In addition, dealer firms within a consortium could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially eroding our market shares.

         The recent pace of consolidation in the banking and financial services community continues to reduce the number of clients in the marketplace and, accordingly, has further increased the competition among inter-dealer brokers and potentially the downward pressure on already low commission rates. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

         During the last several years, the industry has seen an acceleration of the development of electronic execution systems that claim to provide fully automated trade matching. The electronic system first deployed by eSpeed, Inc. in late 1999 successfully garnered liquidity in the U.S. Treasury markets, and continues to do so even after the horrendous losses that firm suffered as a result of the September 11th attacks. Other well-financed competitors, such as ICAP plc, have also deployed, or announced plans to deploy, their own systems in various markets. In practice, these systems so far have proved most viable in markets involving very standardized products, such as Treasuries, spot foreign exchange, commodities and U.S. equities. We believe that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching, and that clients in these markets are not inclined to forego talking to voice brokers for information and execution. However, it can be expected that significant efforts and resources will continue to be devoted by our competitors and others to trying to increase the number and penetration of such automated trading platforms across all profitable brokerage markets.

         The further development and successful deployment of such electronic systems could negatively affect our market shares and ultimately have material adverse effects on our businesses. Although we are devoting substantial financial and other resources to ensure the success of our electronic brokerage and technology initiatives (described above under "Communications Network and Information and Related Systems"), our ability to execute successfully thereon is subject to a number of uncertainties, not all of which are within our control. These include, but are not necessarily limited to, the speed, capacity and interfaces of systems performing acceptably under both normal and stress conditions, the availability of sufficient funds to develop, refine and promote further the systems, the retention of sufficient training and maintenance resources, the desire for and acceptance of the systems by clients, both at the trader and the information technology department levels, the internal broker support for the systems, the timing and success of deployment of competitive systems, and market conditions at the time of deployment.

         We are inherently reliant on relationships with clients that develop over time, and certain of our brokers have established long-term associations with clients. Our success depends to a significant extent on these relationships and the service we provide our clients. The loss of one or more of our key employees, who are often the target of aggressive recruitment efforts by competitors within the industry, could have a material adverse effect on us. Moreover, the highly competitive hiring environment by itself creates upward pressures on broker compensation that can reduce profit margins. While we have entered into employment agreements with, and granted stock options to, many of our key employees, there can be no assurance that such employment agreements or stock-based compensation will be effective in retaining such persons' services or that other key personnel will remain with us indefinitely. Nor can there be any guarantee that we will be able to attract and retain qualified, experienced individuals, whether to replace current personnel or as a result of expansion, because competition in the brokerage industry for such individuals is intense.

Regulation

         Our businesses are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interests of clients participating in those markets.

         Our subsidiary, Maxcor Financial Inc. ("MFI"), formerly known as Euro Brokers Maxcor Inc., is registered as a broker-dealer with the SEC, all applicable states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR") in the case of MFI, have broad oversight powers, including the ability to institute administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

         At the end of 2001, MFI established a new London branch office in order to conduct certain securities businesses that were previously being conducted in a separate, London-based subsidiary. As a result, these operations of MFI, although primarily overseen by NASDR, are also subject to oversight by the London-based regulatory body, the Financial Services Authority.

         MFI is also a member of the Government Securities Clearing Corporation ("GSCC") for the purpose of clearing certain U.S. Treasury and federal agency repurchase agreements and other U.S. Treasury securities, as well as federal agency securities. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with GSCC of $5,000,000.

         MFI is also registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association. As such, any business activities by MFI in the futures and options-on-futures markets would be subject to regulation by these bodies.

         Our subsidiary, Maxcor Financial Asset Management Inc. ("MFAM"), is a SEC-registered investment adviser, pursuant to its securities lending activities. As a result, MFAM's investment advisory business is subject to various federal and state laws and regulations that generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MFAM from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations and/or to impose other censures and fines.

         Our businesses are also subject to extensive regulation by various non-U.S. governments and regulatory bodies, including: (i) for EBFL in the United Kingdom, the Financial Services Authority; (ii) in Japan, the Bank of Japan and the Japanese Ministry of Finance, and (iii) in Mexico, the Banking and Securities National Commission. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

         We are also subject to SEC rules regarding the regulation of alternative trading systems ("Regulation ATS"). Regulation ATS imposes significant reporting and recordkeeping requirements on so-called "alternative trading systems" and phases in certain substantive requirements, primarily depending upon the scope of coverage and market share of the alternative trading system. Such requirements may include maintaining transparency of certain pricing information, providing fair and equal access to the system, and taking necessary steps to ensure the capacity, integrity and security of the system. A number of our brokerage businesses are subject to Regulation ATS and its requirements.

         Additional legislation and regulations, changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities, self-regulatory organizations or clearing organizations, as well as non-U.S. governments or governmental regulatory agencies, or changes in the interpretation or enforcement of laws and rules, may directly affect our manner of operation and profitability. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could similarly affect such operation and profitability.

Cautionary Statements

         As provided under the Private Securities Litigation Reform Act of 1995, we wish to caution investors that the following factors, among others (including the factors discussed above under the "September 11th Terrorist Attacks," "Revenues and Expenses," "Competition" and "Regulation" headings, and the factors discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect our results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf to the public. Please also refer to "Forward-Looking Statements" below, at page 41.

Adverse changes in economic and market conditions after the September 11th terrorist attacks could negatively impact our business.

         Our brokerage businesses and profitability are affected by many factors, including the volatility of the securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, legislation affecting the business and financial communities, and the economy in general. Particularly in the aftermath of the September 11th terrorist attacks, there is an increased uncertainty in the performance of the financial markets and the economy as a whole, as well as specifically in the New York financial community. Any additional terrorist acts, and governments' military and economic responses to them, could further affect the financial markets and the economy, and exacerbate anxieties. To the extent we experience lower trading volumes in the instruments we broker as a result, we are likely to have reduced revenues, which would generally negatively impact our profitability because a portion of our costs is fixed.

Unanticipated system or technology failures could negatively impact our business or financial results.

         To remain competitive in our industry, we continuously need to expend significant resources on the maintenance, expansion and enhancement of our communication networks, information systems and other technology, and our business is highly reliant on these systems. It is an ongoing risk that the systems we currently have or in the future implement, or the software underlying these systems, will fail in some fashion or be inadequate to the task. During the Asian and Latin American debt crisis that occurred in late October 1997, our then-existing trade processing system for emerging market debt was unable to handle smoothly the extraordinary spike in trading volume that occurred for a sustained five-day trading period. As a result, we experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades, all of which negatively impacted 1997 fourth quarter earnings. Although we believe that a subsequent significant upgrade to our trade processing systems, together with periodic stress-testing and monitoring, has reduced the likelihood of a similar recurrence, there can be no assurance that there will not be other, unanticipated system or technology failures that could negatively impact our business or financial results.

Moreover, our temporary status at our current New York headquarters limits our ability to rebuild our infrastructure and install and test our technology solutions to the degree that we will be able to do so once we have relocated to permanent headquarters, which, in turn, currently may make us more susceptible to the possibility of such failures.

An increase in the occurrence of "out trades" could have a material adverse effect on our financial condition or results.

         Our core inter-dealer brokerage business primarily involves one or more of our subsidiaries acting as an intermediary, matching the trading needs of our predominantly institutional client base by providing specialized services. Some of these transactions are executed on a name give-up basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed and, subject to acceptance of the credit, the transaction is completed directly by both counterparties. Other transactions are completed with our broker-dealer subsidiary acting as a matched riskless principal, with the respective parties to the transaction knowing the subsidiary as the counterparty. The transactions are then settled through one of the clearing firms or organizations with which the subsidiary has a contractual relationship. In the process of executing brokerage transactions, from time to time in the fast moving markets in which our subsidiaries and brokers operate, miscommunications or other errors can arise whereby transactions are completed with only one counterparty ("out trades"), thereby creating a potential liability for our subsidiary. If the out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position at or around the same price, the risk to our subsidiary is usually limited. If discovery is delayed, the risk is heightened by the increased possibility of intervening market price movements prior to such disposition. Although out trades usually become known at the time of or later on the day of the trade, on occasion they are not discovered until later in the settlement process. When out trades occur and are discovered, our policy is to have the unmatched position disposed of promptly. Accordingly, the cost of individual out trades can vary widely, although on an aggregate basis in each of our last three fiscal years they have approximated only 1% of total commission income. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, have the potential to have a material adverse effect on our financial condition or results of operations.

If any of our clearing agents terminate our contracts with them, our business could suffer.

         Our broker-dealer subsidiary, Maxcor Financial Inc., has contractual arrangements with a variety of clearing firms and organizations for purposes of clearing and settling the various securities transactions it brokers. Each clearing firm or organization typically handles only a single category of securities for MFI. Thus, one firm clears its emerging market debt transactions, another clears its municipal securities and corporate bond transactions and another two collectively clear different aspects of its U.S. Treasury repurchase agreement and federal agency bond transactions. Without the capital resources and services of these firms, which typically step in and clear as fully-disclosed principal in substitution for MFI, MFI's business, and our financial results, could be materially adversely impacted. Although most of the clearing contractual arrangements have existed for some time, they are generally terminable by the clearing firm upon reasonably short notice. We believe that in each category of securities there are alternative clearing firms or arrangements that could be put into place, but not necessarily with immediate effect or upon as favorable terms. Accordingly, if any of our existing clearing agreements were to be terminated, and we were unable to establish in timely fashion a new clearing arrangement with another clearing firm or organization on financial and other terms acceptable to MFI, we might suffer an interruption in or not be able to continue brokering the particular product that was the subject of the terminated clearing arrangement, and we could suffer a material adverse effect on our results of operations and financial condition.

The securities settlement process exposes MFI to credit and other risks that can negatively impact our business and profitability.

         The securities settlement process for matched riskless principal trades brokered by MFI exposes MFI to various risks that individually or in combination could have a negative impact on its business, profitability and results of operations. Credit risk exists because there is always the possibility that a counterparty that was solvent or believed to be solvent on trade date has become insolvent and incapable of performing by the time of settlement. This risk is mitigated in part, but not fully, by short settlement cycles, the predominantly institutional nature of MFI's client base, and the fact that some (but not all) of MFI's clearing agreements provide for the relevant clearing firm or organization to assume all counterparty risk, including credit risk, once the parties to and the terms of the trade have been confirmed on trade date by the clearing firm or matched through its related settlement facilities. Financing risk exists because if the trade does not settle timely, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to, the resulting unbalanced position may need to be financed, either directly by MFI or through one of its clearing firms at MFI's expense. These charges may be recoverable by claiming interest from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by MFI, which depending on their size and duration, can limit MFI's business flexibility or even force the curtailment of those portions of MFI's business requiring higher levels of capital.

Events that negatively impact our overseas business partners may negatively affect our operations.

         Many of our overseas brokerage operations are conducted in conjunction with independent business partners, such as Finacor in London, Nittan Capital Group in Tokyo and a correspondent broker, Delsur, in Buenos Aires. Some of our partners compete with us in other products, and their business interests may not always coincide with ours. Although such brokerage operations are generally subject to detailed governing documents, any event which negatively affects the financial condition or management of any of our partners, or their willingness otherwise to conduct such brokerage operations in conjunction with us (or vice versa), may have a negative impact on our operations.

We may be subject to litigation and arbitration, which could limit our profitability.

         Many aspects of our businesses involve varying risks of liability. Over the years, participants in the inter-dealer brokerage industry have been parties to or otherwise involved in numerous litigations, arbitrations, claims and investigations, including employee claims alleging discrimination or defamation in connection with terminations, client claims alleging the occurrence of out trades or other errors in the handling of trade orders, clearing firm claims for financing charges or other liabilities associated with out trades or settlement problems, and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or desk hires or intellectual property infringement in connection with new product launches. To the extent we become subject to any such claims or actions that are significant, a settlement or judgment related thereto could have a material adverse effect on our financial condition or results of operations.

We have market risk exposure from inventory positions held in our municipal securities business.

         We allocate a small portion of our available capital to MFI's municipal securities brokerage operations to support limited inventory positions in municipal securities. The positions are generally intended to be held short term and for the purpose of facilitating anticipated client needs. They are also generally financed on margin of up to 85% provided by MFI's clearing firm for municipal securities. As a result, we have market risk exposure on these securities, varying based on the size of the overall positions, the terms of the securities themselves, and the number of days the positions are held. The aggregate market value of such positions is recorded on the "securities owned, held at clearing firm" line of our balance sheet. Although such positions are marked to market and carefully monitored on a daily basis, with associated interest rate risks sometimes hedged by financial futures contracts, resulting trading gains and losses from such positions can on occasion have a disproportionate effect, positive or negative, on our results of operations for any particular reporting period. In addition, from time to time we hold small amounts of various securities in the firm's investment account, which can create similar risk exposures and effects.

Our future revenues from the sale of financial information and other data are likely to decline.

         In 1999, our information subsidiary, Maxcor Information Inc., signed a three year non-exclusive agreement with Telerate, Inc. for the sale to Telerate subscribers of an indicative feed based on information sourced from our emerging market debt inter-dealer brokerage business. Telerate's bankruptcy filing in early 2001 and subsequent sale of many of its assets to Reuters America Inc. and Moneyline Network Inc. has effectively terminated this agreement, under which we received $1.3 million in 1999, $2.0 million in 2000 and $1.6 million in 2001. Although we currently are in negotiations to replace this agreement with an agreement to provide similar financial data to another vendor, we are aware that the financial terms of a new agreement, if completed, will provide for significantly lower overall payments. More generally, we believe that the opportunity for inter-dealer brokers to profit from the third-party sale of the pricing information and other data generated by their businesses has diminished in recent years as the number of information vendors, and their willingness to pay guaranteed amounts for such data, has decreased. Accordingly, we expect our 2002 revenues from the sale of financial information to decline by a material amount, which, in turn, could have a negative impact on our profitability.

The lack of diversification in our business could negatively affect our financial condition or results of operations.

         From a revenue perspective, our inter-dealer brokerage businesses account for substantially all of our revenues denoted as "commission income" in our consolidated statements of operations. Accordingly, the prospects for our performance and the market prices for our common stock are highly dependent upon the performance of the inter-dealer brokerage businesses. Although we are continuously seeking to strengthen and improve the inter-dealer brokerage businesses, we are also constantly exploring various options for diversifying our businesses and sources of revenue and for strengthening our capital base. There can be no assurances, however, that we will be successful in achieving these goals or others related to diversification or, if achieved, whether they will positively or negatively affect our financial condition or results of operations.

ITEM 2.  PROPERTIES

         We have offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Stamford, Connecticut; Nyon, Switzerland (with a registered office in Geneva); York, Pennsylvania; and Mexico City, Mexico. We lease all of our office space and have material lease obligations with respect to our London premises. In New York, we currently occupy an aggregate of approximately 36,000 square feet of space in a temporary facility provided by Prudential Securities, the parent company of one of our clearing firms, on the 16th floor at One New York Plaza in lower Manhattan. We are using this space while we complete our search for and build-out of permanent U.S. headquarters in the aftermath of the September 11th destruction of our prior U.S. headquarters on the 84th floor at 2 World Trade Center. In London, we occupy approximately 36,000 square feet of space in London's financial center, The City, under a lease expiring in 2018 (with a lease break provision in 2003). In September 1998, we subleased approximately one-third of our London premises to a co-tenant in the building, for a term expiring at the end of 2002.

         Although our current temporary facilities in New York do not possess the optimal infrastructure for our businesses, we believe that under the circumstances, these facilities are sufficient until a build-out of a permanent U.S. headquarters is completed, which is anticipated for late 2002. We believe that all of our other facilities are suitable and adequate for their present and anticipated purposes. See Note 20 to the Consolidated Financial Statements for further information regarding future minimum rental commitments under our existing leases.

ITEM 3.  LEGAL PROCEEDINGS

         Our businesses are subject to various legal proceedings, arbitrations and claims that generally arise in the ordinary course. Although the results of such matters cannot be predicted with certainty, based on available information and advice of counsel, management believes that resolving any currently known matters, after taking into account reserves already established, will not have a material adverse impact on our consolidated financial condition (although they may be material to our results of operations for any particular period). For additional discussion of certain pending matters and reserve levels, see Note 21 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Our common stock currently trades on The Nasdaq Stock Market(R) under the symbol "MAXF."

         The following table sets forth the range of high and low sales prices for our common stock, as reported by The Nasdaq Stock Market(R), for our last two fiscal years.

Common Stock:                                             High          Low
                                                       ----------   ----------
         Year Ended December 31, 2001
         ----------------------------
         First Quarter ..........................     $    2.063   $    0.906
         Second Quarter .........................          3.030        1.750
         Third Quarter ..........................          4.740        2.380
         Fourth Quarter .........................          5.880        2.650

         Year Ended December 31, 2000
         ----------------------------
         First Quarter ..........................     $    3.000   $    2.000
         Second Quarter .........................          2.500        1.469
         Third Quarter ..........................          2.375        1.250
         Fourth Quarter .........................          2.000        0.813

         As of March 26, 2002 there were 51 holders of record of our common stock. We are aware that certain holders of record hold a substantial number of shares of common stock as nominees for a significant number of beneficial owners. Based on a preliminary broker-dealer inquiry made by our transfer agent in March 2002, we believe there are approximately 1300 beneficial owners of our common stock.

         We have never declared any cash dividends on our common stock, nor do we currently anticipate declaring any cash dividends in the foreseeable future. However, as described above in Item 1 of this report, under the caption "Capital Structure History," we have over the past two years repurchased significant amounts of our common stock, both in privately-negotiated transactions and through an open market repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report. Statement of Operations data presented below includes reclassifications of certain revenue and expense items which are not directly associated with operations. Such reclassifications include interest income, interest expenses, amortization of intangible assets (including goodwill), foreign exchange effects and other non-operating items. We have restated the presentation of the Statement of Operations data presented below for each of the four years in the period ended December 31, 2000 to deconsolidate the revenues and expenses associated with the operations of the Tokyo Venture. This change in presentation has had and will have no effect on our earnings, cash flows or stockholders' equity for any prior or future period. For additional discussion, see Note 26 to the Consolidated Financial Statements.



                                                                           Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                      2001             2000           1999           1998             1997
                                                 -------------   -------------   -------------   -------------   -------------
                                                                    (Restated)     (Restated)      (Restated)      (Restated)
Statement of Operations
Commission Income                                $ 143,207,877   $ 123,747,559   $ 132,892,282   $ 126,120,712   $ 140,602,080
Insurance recoveries                                 4,498,144
Trading gains on securities
   transactions                                      3,728,069       1,493,264       1,215,233         954,249         696,004
Other income (1)                                       922,741       2,527,483       1,600,990       3,283,403       3,533,966
                                                 -------------   -------------   -------------   -------------   -------------
                                                   152,356,831     127,768,306     135,708,505     130,358,364     144,832,050
                                                 -------------   -------------   -------------   -------------   -------------
Operating costs:
   Payroll and related costs                       106,619,297      92,061,672      93,392,948      87,511,455      94,952,440
   Communication costs                              10,465,852      11,643,857      13,613,656      13,258,756      14,610,663
   Travel and entertainment                          6,493,462       6,620,974       6,797,740       7,763,109       9,323,274
   Occupancy costs                                   4,404,994       4,406,215       5,061,370       5,776,416       5,746,131
   Depreciation and amortization                     2,962,582       3,501,373       3,955,500       4,594,622       4,908,979
   Clearing fees                                     3,511,712       3,307,802       3,005,785       4,588,170       6,165,264
   General and administrative                        5,784,107       4,769,444       5,516,349       5,140,885       6,991,695
                                                 -------------   -------------   -------------   -------------   -------------
                                                   140,242,006     126,311,337     131,343,348     128,633,413     142,698,446
                                                 -------------   -------------   -------------   -------------   -------------

Operating profit                                    12,114,825       1,456,969       4,365,157       1,724,951       2,133,604
                                                 -------------   -------------   -------------   -------------   -------------
Other (expenses) income:
    Interest expense                                  (666,387)       (594,957)       (833,935)     (1,079,147)       (840,584)
    Amortization of intangible assets                 (635,998)       (507,564)       (410,004)       (410,004)       (410,004)
    Non-operating expenses                          (1,050,472)       (477,000)                     (1,141,356)
    Non-operating income                             1,638,506       2,235,511         527,018                         494,082
    Restructuring costs                                               (541,961)       (321,000)
    Costs related to World Trade Center
      attack                                        (1,590,060)
    Income (loss) from equity affiliates                 9,992         135,890      (1,576,644)        (19,925)        191,771
    Interest income                                  2,306,044       1,823,285       1,879,500       1,737,403       1,709,968
    Foreign exchange (loss) gain                      (229,390)        (21,579)       (282,536)       (164,860)        137,926
                                                 -------------   -------------   -------------   -------------   -------------
                                                      (217,765)      2,051,625      (1,017,601)     (1,077,889)      1,283,159
                                                 -------------   -------------   -------------   -------------   -------------
Income before provision for income
    taxes and minority interest                     11,897,060       3,508,594       3,347,556         647,062       3,416,763

Provision for income taxes                           2,174,673       2,710,482         545,216       1,922,212       3,685,755
                                                 -------------   -------------   -------------   -------------   -------------

Income (loss)  before minority interest              9,722,387         798,112       2,802,340      (1,275,150)       (268,992)

Minority interest                                     (683,985)      1,203,987        (270,128)
                                                 -------------   -------------   -------------   -------------   -------------

Net income (loss)                                $   9,038,402   $   2,002,099   $   2,532,212   ($  1,275,150)  ($    268,992)
                                                 =============   =============   =============   =============   =============


                                                                              Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                      2001             2000           1999           1998             1997
                                                 -------------   -------------   -------------   -------------   -------------
Balance Sheet Data:
Total assets                                     $ 281,101,197   $  71,799,793   $  72,467,958   $  75,269,665   $  86,531,513
Obligations under capitalized
leases                                                 204,252         335,635         493,367         751,747         974,186
Notes payable                                          447,978       1,723,169       1,799,870       3,824,842       6,261,839
Loan payable                                                                           674,282
Total liabilities                                  242,805,003      38,151,244      38,162,466      43,476,151      54,928,268
Minority interest                                    3,979,291       3,407,628       4,885,896
Redeemable preferred stock                                           2,000,000       2,000,000       2,000,000
Stockholders' equity                                34,316,903      28,240,921      27,419,596      29,793,514      31,603,245

Per Share Information
Net income (loss) - basic                                $1.23           $ .23           $ .26           $(.11)          $(.03)
Net income (loss) - diluted                               1.16             .23             .25            (.11)           (.03)
Book value                                                4.88            3.48            3.29            2.63            2.79
Weighted average common shares
    outstanding - basic                              7,357,017       8,374,166       9,711,974      11,327,741       9,243,201

Weighted average common shares
    outstanding - diluted                            7,764,667       8,374,166       9,846,257      11,327,741       9,243,201


(1) Includes non-equity earnings (loss) from contractual arrangement (Tokyo Venture) and information sales revenue (since 1999).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As more fully described in Note 26 to the Consolidated Financial Statements, we have restated the presentation of our consolidated statements of operations for each of the two years in the period ended December 31, 2000, in order to deconsolidate the revenues and expenses associated with the operations of the Tokyo Venture. This change in presentation has had and will have no effect on our earnings, cash flows or stockholders' equity for any prior or future period. The following discussion gives effect to the restatement.

Year Ended December 31, 2001

         We will long remember the year ended December 31, 2001. It was a year in which we made significant strides in improving our profitability and financial strength; but it was also a year in which the September 11th attacks on the World Trade Center killed 61 of our valued employees and staff, as well as many of our friends working elsewhere in the buildings. The attacks also completely destroyed our headquarters on the 84th floor of 2 World Trade Center, together with all of our property and technological infrastructure located on site.

         Our lost personnel and friends will forever be in our memory. Their loss, together with the destruction of the twin towers, was a devastating blow to our business in New York. But through the incredible dedication and effort of our employees, and with remarkable help and support from our clients, vendors and friends, we were able to begin relocating to temporary facilities in lower Manhattan barely a week after the attacks and have since re-established a working infrastructure, hired new employees and resumed substantially all of our pre-September 11th New York-based operations. Generally, most of our restored operations are now functioning and producing at levels comparable to how they performed prior to the attacks, although a perfect comparison is elusive because of infrastructure limitations at our temporary facilities and different staffing levels and market conditions pre and post-September 11th.

         Our business insurance policies, which are underwritten by Kemper Insurance Companies, include property casualty coverage with an aggregate limit of approximately $14 million, which provides us with the full cost of replacement assets, and business interruption coverage with a separate aggregate limit of approximately $21 million, which provides for recovery of lost revenues (net of saved expenses) and additional expenditures incurred to restore operations or minimize the period and total cost of disruption to operations. Since September 11th, we have received $15 million in cash advances under these policies. Although uncertainties remain, we believe that these coverages will adequately fund our physical rebuilding efforts and compensate us for lost income during the period prior to our full restoration of operations in a permanent location. Currently, we expect to choose a permanent location and relocate there by late 2002.

         The seeds for a financially successful 2001, in which we reported record earnings for each of our first two quarters and, for the full year, over $9 million, or $1.16 per share, in net income on revenue growth of 17%, were planted by a number of management initiatives undertaken in 2000. These initiatives included solidifying or improving our market position in various of our existing products, such as U.S. Treasury repurchase agreements and U.S. dollar derivatives, through strategic hires of new brokers, reducing or eliminating unprofitable brokerage desks, such as energy-related derivatives, closing our under-performing offices in Toronto and Paris, and preparing for the expansion of our brokerage products to include federal agency bonds.

         Much of 2001 saw strong levels of trading activity in the fixed income and derivatives markets in which we are active. With new hires helping to maintain or increase our market shares, we were able to benefit from this increased activity and generate improved performance across most of our brokerage desks in New York. In particular, revenues in certificates of deposits, interest rate swaps, interest rate options, municipal securities and U.S. Treasury repurchase agreements all increased significantly as compared with 2000, notwithstanding the disruptions from the September 11th attacks, and cash deposits revenues were on track to do so prior to September 11th. Emerging market debt revenues also improved on a year-to-year basis, although trading volumes slowed in the fourth quarter following Argentina's currency devaluation.

         London also realized significant improvement in its performance over the previous year, reflecting increased revenues on most of its brokerage desks, including U.S. dollar swaps, euro currency swaps, interest rate options and emerging market debt, and success in controlling and reducing its operating costs. London's performance also benefited from the closure of its loss-making Paris branch at the end 2000.

         In Tokyo, the derivatives market activity suffered from Japan's continued economic malaise and low interest rate environment. In addition, consolidation in the Japanese banking system has resulted in significantly fewer market participants. As a result, the Tokyo Venture continues to perform below our expectations. However, Tokyo remains an important financial center, and we think our 2001 second quarter restructuring of the venture's operations has re-positioned it for future growth.

         The restructuring consisted of us selling our minority interest in Yagi Euro to its other shareholder for approximately $2 million, applying the proceeds to redeem the $2 million in principal amount of our preferred stock held by Yagi Euro, and reconstituting the Tokyo Venture with Nittan Capital as the operator and ourselves as a 57.25% partner having management control. The overall transaction permitted us to strengthen our relationship with Nittan Capital, which has a strong financial presence throughout Asia, while also simplifying our capital structure and recognizing a significant one-time second quarter after-tax gain of almost $400,000.

         We commenced our brokerage of federal agency bonds in February 2001, after having successfully hired a team of experienced brokers to staff the new department. With the reduction in issuances of U.S. Treasury bonds, federal agency bonds have grown in popularity as a benchmark and hedging tool. The product also complements several of our other products, such as interest rate derivatives, repurchase agreements and cash deposits. The new department performed well from the outset and has been a significant contributor to our 2001 financial performance.

         In late 2001 we began brokering credit derivatives in the form of default swaps. Although this effort is still in a building phase, we are encouraged by initial results and believe the desk is likely to provide a positive contribution to our results.

         We also recognized a significant increase during 2001 in the amount of trading gains from our municipal securities brokerage business, reflecting, among other things, strong research efforts and the benefits of a declining interest rate environment. We also saw gains on securities positions held and traded in our firm investment account.

         Revenues from information sales of $1.6 million in 2001 were down slightly from revenues of $2.0 million in 2000, reflecting the bankruptcy filing of Telerate, Inc. during the first quarter of 2001, which effectively terminated our information distribution agreement with them pursuant to which we provided an indicative feed of prices derived from our emerging market debt brokerage data. As a result, we expect our 2002 revenues from the sale of financial information to decline significantly, although we are attempting to replace a portion of this revenue stream through a sale of similar and other data to alternative vendors.

         In addition to the redemption in 2001 of our sole series of outstanding preferred stock for approximately $2 million, we also continued and expanded our common stock repurchase program. In total, we purchased 1,244,011 shares of our common stock in 2001, at an average cost of $2.42 per share. These repurchases followed purchases of 591,602 shares in 2000, at an average cost of $1.51 per share, and a negotiated purchase of 2,986,345 shares in 1999, at an average cost of $1.75 per share. Management recommended, and our Board authorized, these repurchases in the belief that our common stock, at the market values that have prevailed over the last several years, represented an attractive long-term investment for us that would increase value for our remaining stockholders. We also viewed our repurchases as an intelligent way to manage potential dilution from stock option exercises or other stock issuances. As a result of our 2001 earnings and share repurchases, our book value per share at December 31, 2001 was $4.88, a 40% increase from our book value per share of $3.48 at December 31, 2000.

         Currently, we have remaining repurchase authorization for up to 986,000 shares of common stock. This authorization stems from July 2001, when our Board authorized the repurchase of up to an additional 709,082 shares (representing 10% of the shares of common stock then outstanding). Following the events of September 11th, our Board expanded this authorization by an additional 490,918 shares in order to bring the total authorization up to 1,200,000 shares. At year end 2001, and as of the date of this report, we had purchased 214,000 shares under this expanded authorization. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

         We also used our strong cash flow from operations in 2001 to continue to pay down our already low level of debt, ending the year with notes and loans payable at a historically low level of $450,000, down from $1.7 million at 2000 year end and $2.5 million at 1999 year end.

         In 2001 we continued our efforts to integrate advanced technology and sophisticated software systems and resources into our provision of brokerage services, with the goals of providing the best tools to our brokers, better managing execution and settlement risks, and giving the highest level of service to our clients. Initiatives in this area included utilizing Tradesoft's technology and software to automate the broker interface on our new federal agencies desk. Tradesoft also created a paperless ticket system for our cash deposits desk that generates automatic e-mail and fax trade confirmations to our clients and provides direct electronic transmission of the trade data to our back office.

         We believe that, in the products we broker, the best use of the Tradesoft(R) system is as an adjunct to our voice brokers. Our experience from our initial deployment of the Tradesoft(R) system for Brady bonds in 2000, which has since been suspended, as well as the experience of many of our competitors, suggests that the effort to migrate all voice brokered products to fully electronic execution platforms has slowed, as garnering sufficient liquidity in many products has proved elusive. Our goal now is to capture the best of both worlds, capitalizing on the efficiency and speed of electronic brokering features, such as automated order entry, price and information distribution and straight through processing, while preserving the flexibility and unique services of the human broker. We believe that this hybrid approach will offer us the best opportunity to grow revenues by allowing us to reach and service a wider client base more efficiently, both without cannibalizing our existing liquidity and while maintaining the high level of service and quality of execution that is our hallmark.

         In recognition that, for our products, the business climate and receptivity to fully automated electronic brokerage platforms has changed, we wrote off at the end of the year approximately $1.1 million, on an after-tax basis, in goodwill, other intangibles and certain other assets associated with our August 2000 acquisition of Tradesoft.

         A discussion of technology would be incomplete without recounting its critical role in our recovery from September 11th. As part of our contingency planning, learned both from our preparation for Y2K and our experiences from the 1993 World Trade Center bombing, we regularly backed up offsite all of our important financial and computer records, including our daily brokerage activity, as well as maintained offsite copies of our proprietary operating software. These precautionary measures were essential to our ability to re-establish our operations quickly once Prudential Securities, the parent company of one of our clearing firms, offered us space in their building in lower Manhattan the weekend after the attacks.

         Our employees were remarkable in this effort. Notwithstanding the terrible trauma they had experienced, and even while attending numerous funerals and memorial services stretching over several months, they rallied together to rebuild our New York operations. With incredible support from our clients, vendors and friends, as well as help from our London office, we recommenced operations barely a week after the attacks. Initially, we had only 50 outside telephone lines for the entire New York operations, which had previously operated with approximately 1,200 direct phone lines. Each day our infrastructure improved, and gradually more and more employees came back to work. By the end of September, our New York offices had been rebuilt sufficiently to once again begin to resemble a trading room. There were trading turrets at most positions with flat panel screens and Bloomberg terminals. We gradually received more outside phone lines and within a short time began to reorder direct lines into our clients. Our key brokerage desks, all of which had been restored, at least preliminarily, by mid-October, made new hires and all of our employees continued working extraordinarily hard.

         As a result, October 2001 operating revenues for New York were approximately 81% of their average monthly level for the first eight months of 2001. Compared to the same eight month average, November 2001 operating revenues were at an approximately 87% level and December 2001 operating revenues were at an approximately 77% level. Preliminary results indicate that January 2002 operating revenues for New York were at approximately 103% of this eight month average, with February 2002 operating revenues at an approximately 80% level.

         We believe these results also reflect strong levels of market activity during October, November and January in the markets in which our inter-dealer brokerage businesses operate, offset by the fact that our rebuilding efforts are not yet complete (and are not expected to be prior to our relocation to permanent headquarters). The slight decline in revenues in December and February is consistent with historical patterns of lower market activity and fewer trading days in these months (for example, December 2000 revenues in New York were approximately 86% of their average monthly level for the first eleven months of 2000; February 2001 revenues in New York were approximately 87% of their monthly average for the first eight months of 2001).

         Nothing will ever diminish the sadness, anger and loss we feel from the senseless murder of 61 of our colleagues. But we take great pride in our decision to honor them and help support their families by continuing and not abandoning our business, and in being able to report that, even as we continue with our rebuilding, our New York operations have regained market share and are performing well.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Commission income for 2001 increased $19,460,318 to $143,207,877, compared to $123,747,559 for 2000, due to increased brokerage in New York and London. In New York, the increase principally reflected brokerage from our newly hired federal agency bonds brokerage team and increased brokerage of municipal bonds and interest rate derivatives, offset in part by a significant reduction in brokerage from the disruption to operations caused by the September 11th attack. In London, the increase resulted primarily from improved brokerage on interest rate derivatives and emerging market debt securities, offset in part by the currency effects of translating weakened British pound sterling amounts to U.S dollars.

         Insurance recoveries of $4,498,144 for 2001 represents the portion of our lost revenues (net of saved expenses) through September 30, 2001 recoverable under our business interruption and extra expense policy for which we believe there are no contingencies that would have a material impact. Additional amounts for lost revenues (net of saved expenses) through December 31, 2001 are expected to be recorded in future periods as the contingencies relating to such amounts are resolved.

         Trading gains on securities transactions increased $2,234,805 to $3,728,069 for 2001, compared to $1,493,264 for 2000, due to an increase in trading gains on municipal securities transactions and gains generated in our firm investment account.

         Interest income for 2001 increased $482,759 to $2,306,044, compared to $1,823,285 for 2000, primarily reflecting an increase in the average inventory of municipal securities held.

         Other income for 2001 decreased $3,657,984 to $1,083,431, compared to $4,741,415 for 2000, primarily due to a gain of approximately $2.2 million recognized in 2000 related to the partial sale of our interest in the Tokyo Venture, a loss of approximately $694,000 on our interest in the Tokyo Venture in 2001 compared to earnings of approximately $525,000 in 2000, revenue of approximately $1.6 million in 2001 compared to approximately $2.0 million in 2000 from the sale of brokerage information licensing agreement with Telerate (reflecting the 2001 bankruptcy of Telerate), and an increase in foreign exchange losses. These decreases were offset in part by an approximate $390,000 gain recognized during 2001 on the sale of our 15% equity interest in Yagi Euro.

         Compensation and related costs increased $14,557,625 to $106,619,297 for 2001, compared to $92,061,672 for 2000. This increase was primarily the result of increased employment costs in New York, primarily reflective of increased revenue levels. Partially offsetting this increase was decreased employment costs in London reflecting the net effect of cost reduction efforts, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and improved brokerage. As a percentage of operating revenues (commission income, trading gains and information sales revenue) and insurance recoveries combined, compensation and related costs decreased to 70% for 2001, as compared to 72% for 2000.

         Communication costs for 2001 decreased $1,178,005 to $10,465,852, compared to $11,643,857 for 2000, primarily reflective of cost reduction efforts in London, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and decreased costs in New York resulting from the destruction of our New York headquarters on September 11th.

         Travel and entertainment costs for 2001 decreased $127,512 to $6,493,462, compared to $6,620,974 for 2000. As a percentage of operating revenues, travel and entertainment costs decreased to 4.4% for 2001, compared to 5.2% for 2000.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. In 2001, these costs decreased $410,357 to $3,598,580, compared to $4,008,937 for 2000, primarily as a result of a reduction in depreciable fixed assets in London and the discontinuance of depreciation in New York on assets destroyed in the September 11th attack. These decreases were offset in part by an increase in the amortization of software, goodwill and other intangible assets obtained in the August 2000 acquisition of Tradesoft.

         Clearing fees are fees for transactions settlements and credit enhancements, which generally are charged by our clearing firms in transactions where we act as a riskless principal on a fully matched basis. In 2001, these expenses increased $203,910 to $3,511,712, compared to $3,307,802 for 2000, primarily as a result of an increase in cleared emerging market debt transactions.

         Occupancy costs represent expenses incurred in connection with various operating leases for our various office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. In 2001, these costs decreased $1,249,647 to $3,156,568, compared to $4,406,215 for 2000, primarily as a result of a decrease in occupancy accruals associated with the World Trade Center lease. $411,000 of this decrease resulted from the decision prior to September 11th to let an early termination option expire, instead of exercising the option and paying a lease break cost. $837,000 of this decrease reflects the post-September 11th elimination of an accrual established in order to straight-line the average rent costs over the life of the lease.

         In 2001, we recorded $1,590,060 of costs as a direct result of the September 11th attack on the World Trade Center, reflecting gross expenses incurred of $2,187,281 reduced by the portion of these expenses, $597,221, we currently believe is probable of recovery and reasonably estimable. These costs include the use of outside professionals, recruitment fees, interest on failed securities settlements, meals and lodging for employees during the rebuilding process, additional compensation for existing employees for their extraordinary efforts in rebuilding our business, and benefits for deceased employees.

         Interest expense for 2001 increased $71,430 to $666,387, compared to $594,957 for 2000, primarily due to an increase in average margin borrowings to finance municipal securities positions, offset in part by a decrease associated with a lesser amount of debt (loan, notes and capitalized lease obligations payable) outstanding.

         General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. In 2001, these costs increased $1,588,135 to $6,834,579, compared to $5,246,444 for 2000, primarily as a result of the write-off of goodwill, identifiable intangibles and certain other assets obtained in the Tradesoft acquisition approximating $1.1 million, and increases in consumption taxes in Europe, rental expense for leased equipment and other general, administrative and other expenses. These increases were offset by a one-time charge of $477,000 in 2000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

         Income (loss) from equity affiliate represents our 15% share of the profits and losses of Yagi Euro. For 2001, we recognized income from this investment of $9,992 as compared to income of $135,890 in 2000. The decrease in this amount primarily represents our approximate $86,000 share of a one-time gain realized by Yagi Euro in 2000 relating to its restructuring activities and the fact that this investment was sold on June 30, 2001.

         Provision for income taxes for 2001 decreased $535,809 to $2,174,673, compared to $2,710,482 for 2000. This decrease occurred, despite a significant increase in income before provision for taxes and minority interest, primarily because of an approximately $3 million adjustment during 2001 to reduce income tax reserves as a result of obtaining a favorable resolution to certain contingencies, but also because of tax planning strategies applied to gains we earned on the sale of Yagi Euro and other investments.

         For 2001, minority interest in consolidated subsidiaries resulted in a reduction of net income from such subsidiaries of $683,985, as compared to a reduction of net losses from such subsidiaries of $1,203,987 for 2000, primarily reflecting the improved profitability of EBFL.


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Commission income for 2000 decreased $9,144,723 to $123,747,559, compared to $132,892,282 for 1999. The decrease resulted primarily from the combined effect of decreased brokerage in London and Switzerland, offset in part by the combined effect of increased brokerage in New York and Mexico. The reduction in London primarily resulted from decreased brokerage of interest rate derivatives and the currency effect of translating weakened British pound sterling amounts to U.S. dollars, offset in part by increased brokerage of emerging market debt securities. The decline in Switzerland was primarily the result of a reduction in brokerage staff and the transfer of some customer relationships to the London office. In New York, the increase reflected the net effects of an increase in brokerage of repurchase agreements as a result of the hiring of a new brokerage team during the fourth quarter of 1999, an increase in brokerage of interest rate derivative products, a decrease in brokerage relating to the discontinuance of certain operations in late 1999 and 2000, including parts of our energy-related derivatives operations, and a decrease in brokerage of emerging market debt securities reflecting reduced market activity. The increase in Mexico primarily resulted from improved market conditions for local market debt.

         Trading gains on securities transactions increased $278,031 to $1,493,264 for 2000, compared to $1,215,233 for 1999, due to an increase in trading gains on municipal securities transactions.

         Interest income for 2000 decreased $56,215 to $1,823,285, compared to $1,879,500 for 1999, primarily reflecting a reduction in the average inventory of municipal securities held.

         Other income for 2000 increased $3,422,961 to $4,741,415, compared to $1,318,454 for 1999, primarily due to a one-time gain on the partial sale of our interest in the Tokyo Venture approximating $2.2 million, revenue of approximately $2.0 million in 2000 compared to approximately $1.4 million in 1999 from our sale of brokerage information under our licensing agreement with Telerate, which commenced in May 1999, earnings of approximately $524,000 in 2000 compared to earnings of approximately $235,000 in 1999 on the Company's interest in the Tokyo Venture and a decrease in foreign exchange losses.

         Compensation and related costs for 2000 decreased $1,331,276 to $92,061,672, compared to $93,392,948 for 1999. The decrease was primarily the result of decreased employment costs in London and Switzerland, reflecting decreased commission income and the currency effects of translating weakened British pound sterling amounts to U.S. dollars. This decrease was partially offset by increased employment costs in New York and Mexico, reflecting increased revenue levels and improved profitability in certain areas. As a percentage of operating revenues, compensation and related costs increased to 72% for 2000 as compared to 69% for 1999, primarily reflecting fixed salary costs in certain derivatives brokerage groups in London that experienced reduced brokerage.

         Communication costs for 2000 decreased $1,969,799 to $11,643,857, compared to $13,613,656 for 1999, primarily as a result of cost reduction efforts in New York throughout 1999 and into 2000.

         Travel and entertainment costs for 2000 decreased $176,766 to $6,620,974, compared to $6,797,740 for 1999. As a percentage of operating revenues, travel and entertainment costs increased to 5.2% for 2000, compared to 5.0% for 1999.

         Depreciation and amortization expense for 2000 decreased $356,567 to $4,008,937, compared to $4,365,504 for 1999, primarily as a result of a reduction in depreciable equipment, offset in part by the increase in the amortization of software, goodwill and other intangible assets obtained in the Tradesoft acquisition.

         Clearing fees increased $302,017 to $3,307,802 for 2000, as compared to $3,005,785 for 1999, primarily due to an increase in the number of cleared repurchase agreements transactions and an increase in the number of cleared emerging market debt transactions in London, offset in part by a decrease associated with a reduction in the number of cleared emerging market debt transactions in New York.

         Occupancy costs decreased $128,137 to $4,406,215 for 2000, as compared to $4,534,352 for 1999, primarily reflecting the combined effect of a reduction in leased space in Stamford, Connecticut as a result of the closing of certain departments within the energy-related derivatives group and a reduction in rent tax rates in London. These decreases were offset in part by the effect of a reassessment and reduction to our accrual for an early termination option on the World Trade Center lease approximating $527,000.

         Interest expense for 2000 decreased $238,978 to $594,957, compared to $833,935 for 1999, primarily as a result of the combined effect of a lesser average aggregate amount of debt outstanding and a decrease in the average margin borrowings to finance municipal securities.

         Restructuring costs of $541,961 were incurred during 2000 as compared to $321,000 during 1999. In 2000, these costs related to the ceasing of operations by our Toronto-based subsidiary in June 2000 and the notice given in December 2000 to close EBFL's branch operations in Paris effective January 5, 2001. A portion of the business previously conducted in Toronto has been relocated to New York. The restructuring costs in 1999 were incurred in connection with the closing of certain departments within the energy-related derivatives group. Included in these costs for 2000 and 1999 were employee severance, the disposal/write-off of fixed assets and occupancy related costs.

         General, administrative and other expenses for 2000 decreased $269,905 to $5,246,444, compared to $5,516,349 for 1999, primarily as a result of a reduction in consumption taxes in Europe and reductions in various other general, administrative and other expenses, offset in part by an increase in professional fees and a one-time charge of $477,000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

         For the year ended December 31, 2000, we had income from our 15% equity interest in Yagi Euro of $135,890, as opposed to a loss of $1,576,644 for 1999. Yagi Euro experienced significant restructuring activities in late 1999 and early 2000 relating to Nittan's admission to the Tokyo Venture and the combining of Yagi Euro's money market and forward foreign exchange businesses with those of Nittan in a separate joint venture. In 2000, our share of a gain realized by Yagi Euro on its restructuring activities was approximately $86,000. In 1999, our share of expenses incurred by Yagi Euro on its restructuring activities approximated $1,031,000.

         Provision for income taxes for 2000 increased $2,165,266 to $2,710,482, compared to $545,216 for 1999. This increase was primarily reflective of a $1,200,000 adjustment during 1999 to reduce income tax reserves as a result of obtaining a favorable resolution to certain contingencies and a reduction of approximately $972,000 during 1999 to the deferred asset valuation allowance due to tax planning strategies derived from the Nittan transaction and improved profitability in certain subsidiaries.

         For 2000, minority interest in consolidated subsidiaries resulted in a reduction of net losses from such subsidiaries of $1,203,987, as compared to a reduction of income from such subsidiaries of $270,128 for 1999, primarily as a result of reduced brokerage activity in EBFL.


Liquidity and Capital Resources

Operating Activities

         A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers, and securities owned, held at clearing firm.

         Securities owned, held at clearing firm principally reflect municipal security positions taken in connection with our brokerage of municipal securities business. Positions are generally intended to be held for short periods of time and for the purpose of facilitating anticipated client needs and are currently financed by margin borrowings from a broker-dealer that clears these transactions on our behalf on a fully-disclosed basis. At year-end 2001, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to our municipal securities business of approximately $4.2 million, reflecting securities owned of approximately $10.9 million, financed by a payable to the clearing broker of approximately $6.6 million. Also reflected in securities owned, held at clearing firm at year-end 2001 were approximately $1.2 million of fully paid securities in our firm investment account.

         MFI is a member of the GSCC for the purpose of clearing certain U.S. Treasury and federal agency repurchase agreements and other U.S. Treasury securities, as well as federal agency securities. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

         At December 31, 2001, we had securities failed-to-deliver and securities failed-to-receive approximating $184.8 million and $183.6 million, respectively, in connection with the settlement of matched riskless principal federal agency bond transactions that did not compare at GSCC on trade date. The failed-to-receives represented uncompared transactions where the sellers or GSCC could not make timely delivery to MFI's bank clearance account. These failed-to-receives resulted in offsetting failed-to-delivers to the buyers or

GSCC. The difference in these two amounts was primarily due to mark-to-market payments made on failed-to-delivers to GSCC that are repaid to us upon delivery of the securities. All fails outstanding at December 31, 2001 were properly received/delivered in January 2002.

         Net cash provided by operations for 2001 was approximately $32.5 million. This increase in cash was the result of net income of approximately $9.0 million adjusted to reflect the net effect of approximately $6.3 million of non-cash items, primarily consisting of depreciation and amortization, the write-off of intangible assets, minority interest in the net earnings of consolidated subsidiaries and the change in deferred tax items, and the net positive effects of other working capital items, principally increased accounts payable and accrued liabilities exceeding $15 million. The increase in accounts payable and accrued liabilities is primarily due to the portion of advances received under our insurance policies that is currently unrecognized and other effects of the September 11th attacks.

         Net cash provided by operations for 2000 was approximately $6.8 million. This increase in cash was the result of net income of approximately $2.0 million adjusted to reflect the net effect of approximately $2.4 million of non-cash items, primarily consisting of depreciation and amortization, the gain on the partial sale of our interest in the Tokyo Venture, minority interest in the loss of consolidated subsidiaries and the change in deferred tax items, and the net positive effects of other working capital items, principally increased accrued compensation and decreased prepaid expenses and other assets.

         Net cash provided by operations for 1999 was approximately $9.8 million. This increase in cash was the combined result of net income of approximately $2.5 million adjusted to reflect the net effect of approximately $5.8 million of non-cash items, primarily consisting of depreciation and amortization, unreimbursed losses of unconsolidated equity affiliates and contractual arrangements and the change in deferred tax items, and the net positive effects of other working capital items, principally reduced receivable balances.

         In the ordinary course of our businesses, we are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are not limited to, net capital or stockholders' equity requirements.

         We believe that all of our ongoing liquidity needs will be met in timely fashion from our cash and cash equivalents or other of our resources. Moreover, we have historically met regulatory net capital and stockholders' equity requirements and believe we will continue to do so in the future.

Investing Activities

         Investing activities in 2001 resulted in an increase to cash of approximately $1.60 million, reflecting the net effects of insurance proceeds recognized for destroyed fixed assets approximating $1.52 million, proceeds from the sale of our 15% interest in Yagi Euro approximating $1.94 million and net cash used for fixed asset purchases/sales approximating $1.86 million. Investing activities for 2000 and 1999 reflect net cash used of approximately $1.96 million and $.97 million, respectively. In 2000, the cash used primarily reflected the net effect of fixed asset purchases/sales approximating $2.23 million, the cash portion of the Tradesoft acquisition approximating $2.13 million and the proceeds received on the partial sale of our interest in the Tokyo Venture approximating $2.40 million. In 1999, the cash used primarily reflected fixed asset purchases/sales.

         In addition to purchasing fixed assets, we from time-to-time use operating leases to finance the upgrading of communications and information systems necessary to sustain our commitment to maintaining current technology.

         We expect significant cash outlays in the upcoming year associated with the build-out of our new permanent headquarters in New York, with preliminary estimates suggesting costs in excess of $10 million. We believe our property casualty insurance coverage, which provides for replacement costs for fixed assets destroyed in the September 11th attacks with a limit of approximately $14 million, will provide sufficient liquidity for these costs. To date, our insurer has provided us with cash advances, relating to both our property casualty and business interruption policies, of $15 million.

Financing Activities

         At December 31, 2001, we did not have a loan outstanding under our revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.5 million at December 31, 2001) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI separately, and our entire company as a whole, to maintain certain financial ratios and conditions.

         Notes payable at December 31, 2001 represents the remaining approximately $448,000 due on a fixed rate note issued to GECC in December 1997. This note was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attacks on the World Trade Center, the equipment securing this note was destroyed. Pursuant to the terms of the note, we intend to use proceeds due under the property casualty insurance coverage to retire the note early in 2002 without penalty.

         Net cash used in financing activities for 2001 was approximately $6.3 million, primarily reflective of the net effect of cash of approximately $3.0 million used to acquire treasury stock, cash used of $2.0 million for the redemption of preferred stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $1.5 million and proceeds received from the exercise of stock options of approximately $222,000.

         Net cash used in financing activities for 2000 was approximately $2.6 million, primarily reflective of cash of approximately $894,000 used to acquire treasury stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $1.2 million and the net repayment of borrowings under the revolving credit facility of approximately $674,000.

         Net cash used in financing activities for 1999 was approximately $4.0 million, primarily reflective of the net effect of cash of approximately $4.2 million used to acquire treasury stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $3.4 million, the cash contribution from minority interest, net of dividends paid to minority interest, of approximately $3.1 million, and net borrowings under the revolving credit facility of approximately $674,000.

         In July 2001, our Board of Directors continued our common stock repurchase program by authorizing the purchase of up to an additional 709,082 shares, or 10% of the then outstanding shares. In the immediate aftermath of the September 11th attack, the Board further expanded this authorization by an additional 490,918 shares in order to bring the total authorization up to 1,200,000 shares. As of December 31, 2001, we had purchased 214,000 shares under this expanded program. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using our existing cash resources, including available borrowings under the revolving facility with GECC.

Effects of Inflation

         Because our assets are to a large extent liquid in nature, they are not significantly affected by inflation. However, increases in certain of our expenses due to inflation, such as employee compensation, travel and entertainment and occupancy and communication costs may not be readily recoverable in the price of our services, particularly for operations domiciled outside the United States where there are increased inflationary pressures. In addition, to the extent inflation increases or decreases volatility in the securities markets, our brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

Forward-Looking Statements

         Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that we expect. Uncertainties include factors such as market and economic conditions, the ability of the New York financial community, in general, and ourselves, specifically, to recover from the World Trade Center terrorist attacks, the effects of any additional terrorist acts and governments' military and other responses to them, the scope and timing of our insurance recoveries from our business insurance carriers, the success of technology development and deployment, the status of relationships with employees, clients, business partners, vendors and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors, and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "September 11th Terrorist Attacks," "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption of Item 7 of this report and the "Quantitative and Qualitative Disclosures about Market Risk" caption of Item 7A of this report. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are actively involved in the evaluation of risks associated with certain financial instruments and will from time to time reduce other risks inherent in our businesses through the use of financial instruments.

         We reduce market risk related to our municipal securities positions by limiting both the size of our overall positions and the number of days positions are held. In addition, we from time to time sell interest rate sensitive financial futures contracts as a means of managing market risk on our municipal securities positions. We closely monitor our municipal securities positions on a daily basis through a review by management of daily activity and position reports prepared by operations staff. These reports detail all executed transactions, the resulting trading gains and sales commissions and, using independently verified market prices where possible, the closing positions.

         In the process of executing brokerage transactions, we sometimes experience "out trades" or other errors in which we may have liability for the resulting unmatched position. Out trades generally increase with increases in the volatility of the market. If an out trade is promptly discovered, thereby allowing prompt disposition of the unmatched position, our risk is usually limited. If discovery (or disposition) is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such disposition. We believe that our electronic blotter system, because of its ability to identify unbalanced trade conditions as they occur, serves to help limit the market risk exposure when out trades or other errors occur. To limit our exposure further in such situations, our policy is to dispose of any resulting unmatched positions promptly after their discovery.

         We have various foreign exchange rate exposures, including commission income earned in a currency other than the functional currency and foreign income streams which are eventually distributed. Our strategies to reduce these risks include the use of foreign currency forward contracts. As a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, changes in the portion of the fair value of foreign currency forward contracts used to hedge commission income earned in a currency other than the functional currency deemed highly effective are deferred from recognition into earnings until the forecasted revenue streams are realized. As of year-end 2001 and 2000, we have postponed our hedging practice with respect to anticipated dividends from the Tokyo Venture, awaiting a time when we can better predict the income streams therefrom. Gains and losses on foreign currency forward contracts used to hedge these anticipated dividends are included in current operations even though the offsetting gains and losses are not recognized until realized.

         We do not consider our exposure to fixed interest rates significant at December 31, 2001 due to the low level of notes payable outstanding. Any borrowings under the facility with GECC bear interest at variable rates. We will continue to monitor the level of borrowings under this facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

         The tables below provide information, at each of December 31, 2001 and December 31, 2000, about our financial instruments that are used either for trading purposes or other than trading purposes and that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, our market risk analysis at December 31, 2001 did not materially change from the market risk analysis at December 31, 2000. For loan and notes payable and preferred stock the table presents principal and redemption cash flows with expected maturity dates. For foreign currency forward contracts, the table presents notional amounts with expected maturity dates. For municipal securities and corporate bonds, the table presents the aggregate par values with maturity dates and the weighted average interest rate based upon the par amount of bonds held.



As of December 31, 2001:
------------------------
                                                                  After                           Fair
                                                    2002          2006            Total         Value
                                                 ----------     ----------     ----------     ----------
Other than trading:
------------------
Interest rate sensitivity:
 Loan payable                                   $              $              $               $

 7.9% note secured by
   certain equipment                                447,978                       447,978        447,978

Trading:
-------
Interest rate sensitivity:
 Municipal securities                                           12,135,000     12,135,000     10,860,649
   (weighted average
    interest rate - 6.4%)

 Corporate bonds                                                 1,000,000      1,000,000        870,625
   (weighted average
    interest rate - 13.5%)

As of December 31, 2000:
------------------------
                                                                 After                          Fair
                                    2001           2002           2006           Total          Value
                                  ----------     ----------     ----------     ----------     ----------

Other than trading:
------------------
Interest rate sensitivity:
 Loan payable                    $              $              $              $              $

 7.9% note secured by
   certain equipment                 511,312        316,057                       827,369        827,369

 Subordinated notes issued
   to minority shareholder           895,800                                      895,800        895,800

 2% Redemmable Preferred
   Stock                                                         2,000,000      2,000,000      2,000,000

Exchange rate sensitivity:
 Forward currency
  forward contacts:
   Sell U.S. dollars/buy
   British pounds sterling         9,600,000                                    9,600,000         46,177

Trading:
-------
Interest rate sensitivity:
  Municipal securities                                          12,040,000     12,040,000     10,720,211
    (weighted average
     interest rate - 7.1%)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included as a separate section of this report. See Item 14 and the F-pages that follow.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item 9 is not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our upcoming 2002 Annual Meeting of Stockholders (the "Proxy Statement"). We intend to file the Proxy Statement with the SEC on or prior to April 30, 2002.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(9) of Regulation S-K. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2002.

         Nothing in this Part III, or elsewhere in this report, shall be deemed to specifically incorporate by reference any of the information required by Item 306 of Regulation S-K or referred to in Item 402(a)(9) of Regulation S-K.

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

(b)      Reports on Form 8-K

         During the fourth quarter of our fiscal year ended December 31, 2001, we filed one current report on Form 8-K, dated October 26, 2001. The report attached two press releases that we issued respectively on September 18, 2001, and October 22, 2001. The September release described (i) our securing of new temporary office space at One New York Plaza in lower Manhattan following the September 11th attacks,
         (ii) the initial resumption of our New York business operations on a limited basis and (iii) an increase in our previously announced share repurchase program. The October release described (x) the resumption of all of our key New York-based brokerage operations and (y) the scope of our property and business interruption insurance coverages.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAXCOR FINANCIAL GROUP INC.

                                            By: /s/ GILBERT D. SCHARF
                                                --------------------------------
                                                Gilbert D. Scharf,
                                                Chairman of the Board, President
                                                and Chief Executive Officer
Dated:   March 26, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILBERT D. SCHARF          Chairman of the Board, President   March 26, 2002
-----------------------------  and Chief Executive Officer
Gilbert D. Scharf              (Principal Executive Officer)

/s/ KEITH E. REIHL             Chief Operating Officer and        March 26, 2002
-----------------------------  Director
Keith E. Reihl

/s/ STEVEN R. VIGLIOTTI        Chief Financial Officer and        March 26, 2002
-----------------------------  Treasurer (Principal Financial
Steven R. Vigliotti            and Accounting Officer)

/s/ LARRY S. KOPP              Director                           March 26, 2002
-----------------------------
Larry S. Kopp

/s/ MICHAEL J. SCHARF          Director                           March 26, 2002
-----------------------------
Michael J. Scharf

                               Director                           March 26, 2002
-----------------------------
James W. Stevens

/s/ FREDERICK B. WHITTEMORE    Director                           March 26, 2002
-----------------------------
Frederick B. Whittemore

/s/ WILLIAM B. WIGTON          Director                           March 26, 2002
-----------------------------
William B. Wigton

/s/ OSCAR M. LEWISOHN          Director                           March 26, 2002
-----------------------------
Oscar M. Lewisohn

/s/ ROBIN A. CLARK             Director                           March 26, 2002
-----------------------------
Robin A. Clark

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------


Contents                                                                  Page

-------------------------------------------------------------------------------



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

    Notes to the Consolidated Financial Statements                        F-10

                   [Letterhead of PricewaterhouseCoopers LLP]



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
and Stockholders of
Maxcor Financial Group Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 26, the presentation of the consolidated statements of operations for each of the two years in the period ended December 31, 2000 has been restated.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2002

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------



                                                 December 31,     December 31,
                                                     2001             2000
                                                 ------------     ------------
ASSETS

Cash and cash equivalents                        $ 49,565,284     $ 21,465,004

Deposits with clearing organizations                6,336,080        6,334,093

Receivable from broker-dealers and customers       18,035,532       15,553,303

Securities failed-to-deliver                      184,768,776

Securities owned, held at clearing firm            12,090,074       10,720,211

Prepaid expenses and other assets                   3,504,000        5,078,271

Deferred tax asset                                  2,005,017        2,116,581

Equity in affiliated company                                         1,552,757

Fixed assets                                        4,796,434        7,400,494

Intangible assets                                                    1,579,079
                                                 ------------     ------------


     Total assets                                $281,101,197     $ 71,799,793
                                                 ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Continued)

                                                                  December 31,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  2001               2000
------------------------------------                             -------------      -------------
Liabilities:
   Payable to broker-dealer                                      $   6,638,824      $   7,116,240
   Securities failed-to-receive                                    183,649,730
   Accounts payable and accrued liabilities                         27,467,826         12,004,494
   Accrued compensation payable                                     21,187,513         15,778,214
   Income taxes payable                                              1,010,907            114,732
   Deferred taxes payable                                            2,197,973          1,078,760
   Obligations under capitalized leases                                204,252            335,635
   Notes payable                                                       447,978          1,723,169
                                                                 -------------      -------------

                                                                   242,805,003         38,151,244
                                                                 -------------      -------------

Minority interest in consolidated subsidiary                         3,979,291          3,407,628
                                                                 -------------      -------------
Commitments and contingencies (Notes 20 and 21)

Redeemable preferred stock:
   Series B, 2% cumulative, stated value $1,000,
     2,000 shares issued at December 31, 2000                                           2,000,000

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized; 2,000 shares of Series B issued at
     December 31, 2000, as reported above
   Common stock, $.001 par value, 30,000,000 shares
     authorized; 11,612,769 and 11,392,269 shares issued
     at December 31, 2001 and 2000, respectively                        11,613             11,392
   Additional paid-in capital                                       33,731,266         33,187,415
   Treasury stock at cost; 4,586,540 and 3,271,434 shares of
     common stock held at December 31, 2001 and
     December 31, 2000, respectively                                (8,992,281)        (5,679,008)
   Retained earnings (accumulated deficit)                           8,195,155           (823,247)
   Accumulated other comprehensive income:
     Foreign translation adjustments                                 1,371,150          1,494,319
     Deferred hedging gains                                                                50,050
                                                                 -------------      -------------

      Total stockholders' equity                                    34,316,903         28,240,921
                                                                 -------------      -------------

      Total liabilities and stockholders' equity                 $ 281,101,197      $  71,799,793
                                                                 =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                        For the Year Ended
                                                         December 31,      December 31,     December 31,
                                                             2001              2000             1999
                                                        -------------     -------------    -------------
                                                                            (Restated)       (Restated)
Revenue:
  Commission income                                     $ 143,207,877     $ 123,747,559    $ 132,892,282
  Insurance recoveries                                      4,498,144
  Trading gains on securities transactions                  3,728,069         1,493,264        1,215,233
  Interest income                                           2,306,044         1,823,285        1,879,500
  Other income                                              1,083,431         4,741,415        1,318,454
                                                        -------------     -------------    -------------
                                                          154,823,565       131,805,523      137,305,469
                                                        -------------     -------------    -------------
Costs and expenses:
  Compensation and related costs                          106,619,297        92,061,672       93,392,948
  Communication costs                                      10,465,852        11,643,857       13,613,656
  Travel and entertainment                                  6,493,462         6,620,974        6,797,740
  Depreciation and amortization                             3,598,580         4,008,937        4,365,504
  Clearing fees                                             3,511,712         3,307,802        3,005,785
  Occupancy costs                                           3,156,568         4,406,215        4,534,352
  Costs related to World Trade Center attack                1,590,060
  Interest expense                                            666,387           594,957          833,935
  Restructuring costs                                                           541,961          321,000
  General, administrative and other expenses                6,834,579         5,246,444        5,516,349
                                                        -------------     -------------    -------------

                                                          142,936,497       128,432,819      132,381,269
                                                        -------------     -------------    -------------

Subtotal                                                   11,887,068         3,372,704        4,924,200

Income (loss) from equity affiliate                             9,992           135,890       (1,576,644)
                                                        -------------     -------------    -------------

Income before provision for income taxes and
    minority interest                                      11,897,060         3,508,594        3,347,556

Provision for income taxes                                  2,174,673         2,710,482          545,216
                                                        -------------     -------------    -------------

Income before minority interest                             9,722,387           798,112        2,802,340

Minority interest in (income) loss of consolidated
    subsidiaries                                             (683,985)        1,203,987         (270,128)
                                                        -------------     -------------    -------------

Net  income                                             $   9,038,402     $   2,002,099    $   2,532,212
                                                        =============     =============    =============

Weighted average common shares outstanding - basic          7,357,017         8,374,166        9,711,974

Weighted average common shares outstanding - diluted        7,764,667         8,374,166        9,846,257

Basic earnings per share                                $        1.23     $         .23    $         .26
Diluted earnings per share                              $        1.16     $         .23    $         .25

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------


                                                                             Additional
                                         Comprehensive        Common           Paid-in         Treasury
                                             Income            Stock           Capital           Stock
                                         ------------      ------------     ------------     ------------
Balance at December 31, 1998                               $     11,392     $ 33,187,415     $   (227,932)
Comprehensive income
   Net income for the year ended
     December 31, 1999                   $  2,532,212
   Foreign translation adjustment
      (inclusive of  income tax
          benefit of $111,648)                359,974
                                         ------------
Comprehensive income                     $  2,892,186
                                         ============
Acquisition of treasury stock                                                                  (5,226,104)
Redeemable preferred stock dividends

                                                           ------------     ------------     ------------

Balance at December 31, 1999                                     11,392       33,187,415       (5,454,036)
Comprehensive income
  Net income for the
    year ended December 31, 2000         $  2,002,099
  Foreign translation
    adjustment (net of
    income tax benefit
    of $171,940)                             (788,517)
  Deferred hedging gain (net of
    income tax expense of $12,519)             50,050
                                         ------------
Comprehensive income                     $  1,263,632
                                         ============
Acquisition of treasury stock                                                                    (894,494)
Issuance of shares from treasury
   stock                                                                                          669,522
Redeemable preferred stock dividends
                                                           ------------     ------------     ------------

Balance at December 31, 2000                                     11,392       33,187,415       (5,679,008)
Comprehensive income
  Net income for the
    year ended December 31, 2001         $  9,038,402
  Foreign translation
    adjustment (inclusive of
    income tax expense
    of $882)                                 (123,169)
  Deferred hedging
    Reclassification to earnings
     (net of income tax benefit
     of $12,519)                              (50,050)
                                         ------------
Comprehensive income                     $  8,865,183
                                         ============
  Exercise of stock options
    including tax benefit
    of $101,822                                                     221          543,851         (220,000)
Acquisition of treasury stock                                                                  (3,093,273)
Redeemable preferred stock dividends
                                                           ------------     ------------     ------------

Balance at December 31, 2001                               $     11,613     $ 33,731,266     $( 8,992,281)
                                                           ============     ============     ============

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                                   (Continued)

                                            Retained        Accumulated
                                            Earnings          Other
                                         (Accumulated      Comprehensive
                                            Deficit)          Income              Total
                                          ------------      ------------      ------------
Balance at December 31, 1998              $ (5,100,223)     $  1,922,862      $ 29,793,514
Comprehensive income
   Net income for the year ended
     December 31, 1999                       2,532,212                           2,532,212
   Foreign translation adjustment
      (inclusive of  income tax
          benefit of $111,648)                                   359,974           359,974

Comprehensive income

Acquisition of treasury stock                                                   (5,226,104)
Redeemable preferred stock dividends           (40,000)                            (40,000)
                                          ------------      ------------      ------------

Balance at December 31, 1999                (2,608,011)        2,282,836        27,419,596
Comprehensive income
  Net income for the
    year ended December 31, 2000             2,002,099                           2,002,099
  Foreign translation
    adjustment (net of
    income tax benefit
    of $171,940)                                                (788,517)         (788,517)
  Deferred hedging gain (net of
    income tax expense of $12,519)                                50,050            50,050

Comprehensive income

Acquisition of treasury stock                                                     (894,494)
Issuance of shares from treasury
   stock                                      (177,335)                            492,187
Redeemable preferred stock dividends           (40,000)                            (40,000)
                                          ------------      ------------      ------------

Balance at December 31, 2000                  (823,247)        1,544,369        28,240,921
Comprehensive income
  Net income for the
    year ended December 31, 2001             9,038,402                           9,038,402
  Foreign translation
    adjustment (inclusive of
    income tax expense
    of $882)                                                    (123,169)         (123,169)
  Deferred hedging
    Reclassification to earnings
     (net of income tax benefit
     of $12,519)                                                 (50,050)          (50,050)

Comprehensive income

  Exercise of stock options
    including tax benefit
    of $101,822                                                                    324,072
Acquisition of treasury stock                                                   (3,093,273)
Redeemable preferred stock dividends           (20,000)                            (20,000)
                                          ------------      ------------      ------------

Balance at December 31, 2001              $  8,195,155      $  1,371,150      $ 34,316,903
                                          ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                         For the Year Ended
                                                                           December 31,      December 31,      December 31,
                                                                               2001              2000              1999
                                                                          -------------     -------------     -------------
Cash flows from operating activities:
    Net income                                                            $   9,038,402     $   2,002,099     $   2,532,212
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          3,598,580         4,008,937         4,365,504
       Write-off of intangible assets                                           943,080
       Provision for doubtful accounts                                          (43,794)          (50,635)           (8,492)
       Gain on sale of equity affiliate                                        (390,081)
       Gain on partial sale of interest in the Tokyo Venture                                   (2,235,511)
       In-process research and development from acquisition                                       477,000
       Net loss on disposal of fixed assets                                      38,717            79,420           173,635
       Unreimbursed losses (undistributed earnings) of equity
              affiliates and contractual arrangements                           331,080          (373,737)        2,271,382
       Minority interest in net earnings (loss) of consolidated
              subsidiaries                                                      683,985        (1,203,987)          270,128
       Imputed interest expense                                                                                      28,035
       Deferred hedging                                                         (50,050)           50,050
       Deferred income taxes                                                  1,238,353         1,666,251        (1,295,768)
    Change in assets and liabilities, net of effect from
    purchase of subsidiary:
       (Increase) decrease in deposits with clearing organizations               (1,987)          466,297           320,643
       (Increase) decrease in receivable from broker-dealers and
            customers                                                        (2,593,297)           52,248         2,253,197
       Increase in securities failed-to-deliver                            (184,768,776)
       (Increase) decrease in securities owned, held at
          clearing firm                                                      (1,369,863)       (1,240,517)        2,098,821
       Decrease in prepaid expenses and other assets                            978,592         1,793,188           432,242
       (Decrease) increase in payable to broker-dealer                         (477,416)        1,138,311        (1,867,561)
       Increase in securities failed-to-receive                             183,649,730
       Increase (decrease) in accounts payable and accrued liabilities       15,202,441        (2,516,711)         (241,843)
       Increase (decrease) in accrued compensation payable                    5,566,282         3,305,835        (1,868,251)
       Increase (decrease) in income taxes payable                              890,786          (652,977)          360,883
                                                                          -------------     -------------     -------------
             Net cash provided by operating activities                    $  32,464,764     $   6,765,561     $   9,824,767
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
    Purchase of fixed assets                                                 (2,108,112)       (2,493,760)       (1,299,408)
    Proceeds from the sale of fixed assets                                      244,525           266,745           295,062
    Insurance proceeds recognized for destroyed fixed assets                  1,524,124
    Proceeds from sale of equity affiliate                                    1,939,516
    Dividends received from equity affiliates                                                                        38,511
    Proceeds from partial sale of interest in the Tokyo Venture                                 2,399,002
    Purchase of subsidiary, net of cash acquired                                               (2,131,896)
                                                                          -------------     -------------     -------------
            Net cash provided by (used in) in investing activities        $   1,600,053     $  (1,959,909)    $    (965,835)
                                                                          -------------     -------------     -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)

                                                                             For the Year Ended
                                                                December 31,     December 31,     December 31,
                                                                    2001             2000             1999
                                                                ------------     ------------     ------------
Cash flows from financing activities:
     Cash contribution from minority interest                                          40,000        3,691,972
     Proceeds from exercise of options                               222,250
     Dividend paid to minority interest                                                               (614,726)
     Issuance of note payable to minority shareholder                                 149,300
     Net (repayments) borrowings under revolving credit
       facility                                                                      (674,282)         674,282
     Repayment of notes payable                                   (1,252,151)        (972,501)      (3,026,697)
     Redemption of preferred stock                                (2,000,000)
     Redeemable preferred stock dividends                            (20,000)         (40,000)         (40,000)
     Repayment of obligations under capitalized leases              (260,527)        (223,774)        (421,081)
     Acquisition of treasury stock                                (3,011,540)        (894,494)      (4,226,104)
                                                                ------------     ------------     ------------
         Net cash used in financing activities                    (6,321,968)      (2,615,751)      (3,962,354)
                                                                ------------     ------------     ------------

Effect of exchange rate changes on cash                              357,431         (779,172)           7,401
                                                                ------------     ------------     ------------
         Net increase in cash and cash
           equivalents                                            28,100,280        1,410,729        4,903,979

Cash and cash equivalents at beginning of year                    21,465,004       20,054,275       15,150,296
                                                                ------------     ------------     ------------
Cash and cash equivalents at end of year                        $ 49,565,284     $ 21,465,004     $ 20,054,275
                                                                ============     ============     ============

Supplemental disclosures of cash flow information:
     Interest paid                                              $    733,922     $    622,080     $    894,147
     Income taxes paid                                             3,413,784        1,103,001          934,184
     Non-cash financing activities:
         Capital lease obligations incurred                          138,375           97,762          180,591
         Contribution of non-cash assets from minority
           interest                                                                                  1,962,886
         Assumption of liabilities of minority interest                                                247,508
         Issuance of notes payable to acquire treasury stock                                         1,000,000
         Conversion of account payable to note payable                                737,700
         Issuance of shares from treasury stock to acquire
           subsidiary                                                                 492,187
         Receipt of shares in treasury for exercise price
           of stock options                                          220,000
         Receipt of shares in treasury for receivable due             81,733

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker.

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, and other offices in Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

Revenue recognition:
-------------------

Commission income and related expenses are recognized on a trade date basis.

Revenue from the sale of pricing and volume data sourced from the Company's brokerage business is included in other income and is recognized on a pro-rata basis over the terms of the respective agreements. Any payments received in advance are deferred and are included in accounts payable and accrued liabilities.

Securities transactions:
-----------------------

Securities transactions are recorded on a trade date basis.

Securities owned, held at clearing firm, are carried at market value, generally based upon quoted prices. To the extent quoted prices are not available, securities are valued at fair value as determined by management generally based upon quoted prices of securities with similar characteristics.

Cash and cash equivalents:
-------------------------

The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts:
-------------------------------

The Company maintains an allowance for doubtful accounts to reduce its billed receivables on name give-up brokerage transactions to the amount expected to be collected on such receivables.

----------------------------------------------------

Fixed assets:
------------

Depreciation and amortization of furniture, equipment and software is computed on a straight-line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the improvements.

Foreign currency translation:
----------------------------

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates during the year.

Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, together with related hedges and tax effects and the effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as foreign translation adjustments in the accumulated other comprehensive income section of stockholders' equity. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the related foreign operation's functional currency are recorded in operations.

Fair value of financial instruments:
-----------------------------------

The financial instruments of the Company are reported in the consolidated statements of financial condition at market or fair values, or at carrying amounts that management estimates approximate fair values as such financial instruments are short-term in nature or bear interest at rates approximating current market.

Income taxes:
------------

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

Use of estimates:
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 3 - ATTACK ON WORLD TRADE CENTER:
-------------------------------------

On September 11, 2001, the Company's headquarters on the 84th Floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of this attack, 61 employees and staff members, out of a New York work force approximating 300, were killed. The Company also lost all of the property and technological infrastructure maintained at Two World Trade Center and experienced a total disruption of its New York based operations. On September 18, 2001, the Company relocated its entire New York-based operations to temporary facilities provided by Prudential Securities, the parent company of one of the Company's clearing firms, at One New York Plaza in lower Manhattan.

The Company's insurance provides coverage for damage to property destroyed and losses from interruption of business operations, including profit recovery and extra expenses incurred to restore operations and minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries principally in two areas:

Property Damage:
---------------

The Company's property casualty insurance, underwritten by Kemper Insurance Companies ("Kemper"), has an aggregate limit of approximately $14 million. In September 2001, the Company reduced fixed assets by approximately $1.5 million reflecting the net book value of all property destroyed in the September 11th attack and recorded an offsetting receivable from Kemper. Since the proceeds from claims relating to this property damage are based upon full replacement cost of assets replaced, such amounts are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

Business Interruption and Extra Expense:
---------------------------------------

The Company's business interruption and extra expense insurance, also underwritten by Kemper, has an aggregate limit of approximately $21 million. Included in revenues is $4,498,144, representing the portion of the Company's lost revenues (net of saved expenses) through September 30, 2001 recoverable under the policy for which management believes there are no contingencies that would have a material impact. Additional amounts for lost revenues (net of saved expenses) through December 31, 2001 are expected to be recorded in future periods as the contingencies relating to such amounts are resolved.

Costs related to World Trade Center attack of $1,590,060 are expenses incurred by the Company as a direct result of the September 11th attack, such as the use of outside professionals, recruitment fees, interest on failed securities settlements, meals and lodging for existing employees during the rebuilding process and benefits for deceased employees. The gross amount of these expenses of $2,187,281 has been reduced by $597,221, representing the portion of these expenses that management currently believes is probable of recovery and can be reasonably estimated.

As of December 31, 2001, the Company received cash advances from Kemper under the policies totaling $15 million. Included in accounts payable and accrued liabilities at December 31, 2001 is the portion of these advances, approximately $8.4 million, that has not yet been recognized as recoverable for destroyed fixed assets, business interruption or extra expense.

NOTE 4 - ACQUISITION OF TRADESOFT TECHNOLOGIES, INC.:
----------------------------------------------------

On August 11, 2000, the Company acquired Tradesoft Technologies, Inc. ("Tradesoft"), a privately held software developer and technology provider in a transaction accounted for as a purchase, for approximately $2.1 million in cash and the issuance of 375,000 shares of MFGI stock from treasury. As a result of the acquisition, approximately $988,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired (including certain identifiable intangibles) and includes an amount approximating $738,000, offset by an equal amount in deferred taxes payable, to account for the differences between these assigned values and their respective tax bases. The Company also recorded a one-time charge of $477,000 relating to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition. This one-time charge was included in general, administrative and other expenses during the year ended December 31, 2000. As a result of a recent change in the business climate for interactive brokerage for the Company's product base, the Company has determined that the goodwill, identifiable intangibles and certain other assets obtained in the Tradesoft acquisition no longer have ongoing value. Accordingly, the Company included in general, administrative and other expenses, a one-time charge of approximately $1.1 million during 2001 related to the write-off of these assets.

The following details the unaudited pro forma consolidated revenues, net income and earnings per share of the Company for the years ended December 31, 2000 and 1999 assuming the Tradesoft acquisition occurred on January 1, 1999.

                                             For the Year Ended
                                   December 31, 2000      December 31, 1999
                                   -----------------      -----------------
Revenues (restated)                $     131,898,654      $     137,628,177
Net income                                 1,763,224              2,202,990

Earnings per share:
         Basic                                 $ .21                  $ .22
         Diluted                               $ .21                  $ .22

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

NOTE 5 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999:

                                                       2001            2000            1999
                                                       ----            ----            ----
Numerator (basic and diluted calculation):
Net income                                         $ 9,038,402     $ 2,002,099     $ 2,532,212
Less redeemable preferred stock dividends              (20,000)        (40,000)        (40,000)
                                                   -----------     -----------     -----------
    Net income available to common stockholders      9,018,402       1,962,099       2,492,212
Denominator:
Weighted average common shares outstanding -
    basic calculation                                7,357,017       8,374,166       9,711,974
Dilutive effect of stock options                       407,650                         134,283
                                                   -----------     -----------     -----------
Weighted average common shares outstanding -
    diluted calculation                              7,764,667       8,374,166       9,846,257
Earnings per share:
    Basic                                                $1.23           $ .23           $ .26
    Diluted                                              $1.16           $ .23           $ .25
Antidilutive common stock equivalents:
    Options                                                          1,755,000          85,000
    Warrants                                                           734,980         734,980

NOTE 6 - DEPOSITS WITH CLEARING ORGANIZATIONS:
---------------------------------------------

Deposits with clearing organizations at December 31, 2001 and 2000 consist of the following:

                             December 31, 2001    December 31, 2000
                             -----------------    -----------------
Cash                         $         429,209    $         414,687
U.S. Treasury obligations            5,906,871            5,919,406
                             -----------------    -----------------
                             $       6,336,080    $       6,334,093
                             =================    =================

Pursuant to its membership in the Government Securities Clearing Corporation ("GSCC"), Maxcor Financial Inc. ("MFI"), the Company's U.S. broker-dealer subsidiary, is required to maintain a minimum deposit of $5,000,000. The balance of the deposits is required pursuant to MFI's clearing firm relationships.

NOTE 7 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
--------------------------------------------------------------------

At December 31, 2001 and 2000, receivable from and payable to broker-dealers and customers consists of the following:

                                       December 31, 2001             December 31, 2000
                                  --------------------------    --------------------------
                                   Receivable      Payable       Receivable      Payable
                                  -----------    -----------    -----------    -----------
Commissions receivable            $16,384,225    $              $14,109,772    $
Receivable from clearing firms      1,651,307                     1,443,531
Payable to clearing firm                           6,638,824                     7,116,240
                                  -----------    -----------    -----------    -----------
                                  $18,035,532    $ 6,638,824    $15,553,303    $ 7,116,240
                                  ===========    ===========    ===========    ===========

The Company clears its matched riskless principal brokerage transactions and its municipal securities sales and trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements.

NOTE 7 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS
--------------------------------------------------------------------
         (Continued):

The receivable from clearing firms primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm represents the net amount owed for financing the Company's municipal securities positions. This clearing firm provides borrowing availability on the Company's municipal securities positions it holds generally equal to 85% of the market value of such securities. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $599,000 and $647,000 at December 31, 2001 and 2000 respectively.

NOTE 8 - SECURITIES OWNED, HELD AT CLEARING FIRM:
------------------------------------------------

Securities owned, held at clearing firm at December 31, 2001 and 2000 consist of trading and investment securities as follows:

                                       December 31, 2001      December 31, 2000
                                       -----------------      -----------------

         Municipal obligations         $      10,860,649      $      10,720,211
         Corporate bonds                         870,625
         Corporate stocks                        358,800
                                       -----------------      -----------------

                                       $      12,090,074      $      10,720,211
                                       =================      =================

Municipal securities positions are held by one of the Company's clearing firms as a pledge against the amount owed (See Note 7) and may be rehypothecated by this clearing firm.

NOTE 9 - SECURITIES FAILED-TO-DELIVER/RECEIVE:
---------------------------------------------

In connection with the Company's brokerage of federal agency bonds, the Company is required to settle through its bank clearance account any side of a matched riskless principal transaction that does not properly compare at GSCC on trade date. At December 31, 2001, securities failed-to-receive represented uncompared transactions where the sellers or GSCC could not make timely delivery of securities. These failed-to-receives resulted in offsetting failed-to-delivers to the buyers or GSCC. The difference between these two amounts was primarily due to mark-to-market payments made on failed-to-delivers to GSCC that are repaid to the Company upon delivery of the securities. All fails outstanding at December 31, 2001 were properly received/delivered in January 2002.

NOTE 10 - EQUITY AFFILIATES AND MINORITY INTERESTS:
--------------------------------------------------

Yagi Euro Nittan Corporation:
----------------------------

The Company's equity in affiliated company at December 31, 2000 consisted of its 15% interest in Yagi Euro Nittan Corporation ("Yagi Euro"), formerly Yagi Euro Corporation. Due to the significant influence maintained by the Company over Yagi Euro as a result of the presence of the Company's Chairman and Chief Executive Officer on Yagi Euro's Board of Directors as Vice Chairman and the control the Company maintained over a derivatives brokering venture (see Note
11) which represented a significant portion of Yagi Euro's results, the Company accounted for this investment under the equity method. Effective January 1, 2000, Yagi Euro completed an agreement to contribute its money market and forward foreign exchange businesses to a 50-50 joint venture with Nittan Capital Group Limited ("Nittan"). In anticipation of this transaction, Yagi Euro incurred significant employee severance costs and disposed of certain fixed assets during the year ended December 31, 1999. Included in loss from equity affiliate for the year ended December 31, 1999 is the Company's share of these costs on an after-tax basis of approximately $1,031,000. Included in income from equity affiliate for the year ended December 31, 2000 is the Company's approximately $86,000 share of an

--------------------------------------------------------------

after-tax gain realized by Yagi Euro on its restructuring activities. Effective June 30, 2001, the Company sold its 15% equity interest in Yagi Euro to Yagi Euro's other shareholder, Yagi Tanshi Company, Limited, resulting in a gain of approximately $390,000. This gain was determined by subtracting from the sale price of approximately $1.94 million transaction fees of approximately $50,000 and the carrying value of the investment under the equity method of approximately $1.5 million.

Euro Brokers Finacor Limited:
----------------------------

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. This transaction combined the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandanavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The Company is deemed to have management control of EBFL because of the Company's mandated 3 to 2 majority on EBFL's Board of Directors and the fact that the day-to-day operations of EBFL are principally run by the Chief Executive Officer of Euro Brokers Holdings Ltd. ("EBHL"), the Company's U.K. based holding company. Accordingly, the assets and liabilities and results of operations of EBFL are consolidated in the Company's consolidated financial statements, with Monecor's interest presented as minority interest.

NOTE 11 - TOKYO-BASED VENTURE:
-----------------------------

Since 1994 the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture"). Originally, the Company held a 50% interest in a venture with Yagi Euro. This venture was structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which a TK investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. Effective January 1, 2000, the operations of this venture were merged with the off-balance sheet operations of Nittan. This transaction, which included a cash payment of approximately $2.4 million to the Company by Nittan, reduced the Company's direct interest in the Tokyo Venture to 40% and Yagi Euro's interest to 30%, with Nittan acquiring the remaining 30% interest. Included in other income for 2000 is a gain recognized by the Company on this transaction of approximately $2.2 million, calculated by subtracting from the cash proceeds received transaction costs of approximately $125,000 and 20% of the Company's capital contribution, which approximated $38,000. Effective June 30, 2001, this venture disbanded and a new, substantially similar TK venture with Nittan was formed, in which the Company has a 57.25% interest and Nittan a 42.75% interest. The interests maintained by the Company and Nittan in the new venture are proportional to the direct interest each held in the original venture, once Yagi Euro's 30% interest was excluded. Although the operations of the Tokyo Venture have always been managed and run by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from the TK operator, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity earnings (losses) from a contractual arrangement (See Note 26 for information relating to the restated presentation of the results of the Tokyo Venture).

-----------------------------------------

Summarized operating results of the Tokyo Venture for the years ended December 31, 2001, 2000 and 1999, along with the Company's share of those results, are presented below:

                                 2001             2000            1999
                             ------------     ------------    ------------
Revenues                     $ 15,218,117     $ 20,310,361    $ 20,259,059
Expenses                       16,670,071       19,001,101      19,790,235
                             ------------     ------------    ------------
(Loss) earnings              $ (1,451,954)    $  1,309,260    $    468,824
                             ============     ============    ============

Company's share              $   (694,083)    $    523,704    $    234,412
                             ============     ============    ============

Expenses of the Tokyo Venture in 1999 include approximately $700,000 of restructuring costs incurred in anticipation of the January 1, 2000 admission of Nittan.

NOTE 12 - RESTRUCTURING COSTS:
-----------------------------

During the years ended December 31, 2000 and 1999, the Company incurred certain restructuring costs. During the year ended December 31, 2000, these costs related to the ceasing of operations in June 2000 by the Company's Toronto-based subsidiary and the notice given in December 2000 to close EBFL's branch operations in Paris effective January 2001. A portion of the business previously conducted in Toronto was relocated to New York. Restructuring costs incurred during the year ended December 31, 1999 related to the closing of certain departments within the energy-related derivatives brokerage group. Restructuring costs for the years ended December 31, 2000 and 1999 are detailed as follows:

                                                        2000            1999
                                                        ----            ----
                                                                     (Restated)

           Employee severance costs                  $  441,021     $
           Loss on disposal of fixed assets              77,992
           Occupancy costs                               17,750       171,000
           Other                                          5,198       150,000
                                                     ----------     ---------

                                                     $  541,961     $ 321,000
                                                     ==========     =========

All of the amounts represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. The employee severance costs for 2000 relate to the termination of nine employees. Substantially all of the restructuring reserve outstanding at December 31, 1999 was paid during 2000. Approximately $72,000 of the restructuring reserve for 2000 costs remains outstanding at December 31, 2001, with such amount expected to be paid in full during 2002.

NOTE 13 - FIXED ASSETS:
----------------------

Fixed assets at December 31, 2001 and 2000 are summarized below:

                                                December 31,     December 31,
                                                    2001             2000
                                                ------------     ------------

           Furniture and telephone equipment    $  7,182,545     $ 13,029,307
           Leasehold improvements                  4,000,882        6,860,184
           Computer and related equipment          5,235,150       11,132,689
           Software                                7,094,308        7,031,794
           Automobiles                               345,804          623,088
                                                ------------     ------------
                                                  23,858,689       38,677,062
           Less - Accumulated depreciation
                    and amortization             (19,062,255)     (31,276,568)
                                                ------------     ------------

                                                $  4,796,434     $  7,400,494
                                                ============     ============

NOTE 14 - OBLIGATIONS UNDER CAPITALIZED LEASES:
----------------------------------------------

The Company has purchased automobiles under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2001:

          For the Year Ending December 31,
          2002                                                      $   75,397
          2003                                                          80,476
          2004                                                          87,258
                                                                     ---------
          Total minimum lease payments                                 243,131

          Less -  Amount representing interest                         (38,879)
                                                                    ----------

          Present value of total minimum lease payments             $  204,252
                                                                    ==========

The gross amounts of assets under capitalized leases are approximately $222,000 and $536,000 at December 31, 2001 and 2000, respectively. Such amounts are included in fixed assets in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $80,000, $133,000 and $174,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 15 - BORROWING ARRANGEMENTS:
--------------------------------

Loan Payable:
------------

On June 17, 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a revolving credit facility of up to $5 million. The facility, which was not drawn upon at December 31, 2001 or 2000, is secured by substantially all of EBI's assets and expires on June 17, 2004. The borrowing availability under the facility (which approximated $3.5 million at December 31, 2001) is determined based upon the level and condition of EBI's billed accounts receivable. The agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under the facility bear interest at a variable rate based upon the published rate for 30-day dealer placed commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of the facility.

Notes Payable:
-------------

Notes payable at December 31, 2001 and 2000 consist of the following:

                                                  December 31,     December 31,
                                                      2001             2000
                                                  ------------     ------------
7.9% note secured by certain equipment            $    447,978     $    827,369
Variable rate subordinated notes issued to
     Monecor for regulatory capital
     adequacy requirements
     of EBFL                                                            895,800
                                                  ------------     ------------
                                                  $    447,978     $  1,723,169
                                                  ============     ============

--------------------------------------------

The 7.9% note secured by certain equipment represents the remaining amount due on a $2,140,000 note issued in December 1997 to GECC. The note was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attack on the World Trade Center, the equipment securing this note was destroyed. Pursuant to the terms of the note, the Company intends to use proceeds due under the property casualty insurance policy to retire the note early in 2002 without penalty.

The variable rate subordinated notes were issued by EBFL to Monecor (as well as (pound)1 million of subordinated notes to EBHL, which are eliminated in consolidation) for the purpose of maintaining the regulatory capital requirements established by the Financial Services Authority, a U.K. regulatory body. As a result of the profitable operations of EBFL in 2001, EBFL has maintained excess regulatory capital and in December 2001 repaid the subordinated notes held by both shareholders.

NOTE 16 - EMPLOYEE BENEFIT PLAN:
-------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $230,000 for the year ended December 31, 2001 and $270,000 for each of the years ended December 31, 2000 and 1999.

NOTE 17 - INCOME TAXES:
----------------------

Income before provision for income tax and minority interest was taxed under the following jurisdictions:

                                              For the Year Ended
                                  December 31,    December 31,    December 31,
                                      2001            2000            1999
                                  ------------    ------------    ------------
                                                   (Restated)       (Restated)
     Domestic                     $  8,206,885    $  4,528,705    $  3,215,299
     Foreign                         3,690,175      (1,020,111)        132,257
                                  ------------    ------------    ------------
        Total                     $ 11,897,060    $  3,508,594    $  3,347,556
                                  ============    ============    ============


The components of the provision for income taxes are as follows:

                                              For the Year Ended
                                  December 31,    December 31,    December 31,
                                      2001            2000            1999
                                  ------------    ------------    ------------
Current                                            (Restated)       (Restated)
     Federal                      $  2,307,130    $  1,012,798    $     69,609
     State and local                (3,384,531)         75,190         (16,163)
     Foreign                         1,981,160        (139,143)      1,804,646
                                  ------------    ------------    ------------
        Total                          903,759         948,845       1,858,092
                                  ------------    ------------    ------------
 Deferred
     Federal                         1,602,678         797,989        (867,118)
     State and local                  (149,310)        (49,643)        (32,809)
     Foreign                          (182,454)      1,013,291        (412,949)
                                  ------------    ------------    ------------
                                     1,270,914       1,761,637      (1,312,876)
                                  ------------    ------------    ------------
        Total                     $  2,174,673    $  2,710,482    $    545,216
                                  ============    ============    ============

----------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                               December 31,    December 31,
                                                   2001            2000
                                               ------------    ------------

Assets
     Bad debt reserve                          $    187,077    $    186,475
     Occupancy reserves                             121,488         620,416
     Depreciation and amortization                1,029,962       1,495,924
     Net operating losses ("NOLs")                  853,921         707,093
     Foreign tax credits                             72,726          72,726
     Unrealized losses                                               59,738
     Capital loss carryforwards                     615,132       1,001,936
     Other                                           77,479          82,097
     Deferred tax asset valuation allowance        (952,768)     (2,109,824)
                                               ------------    ------------

Gross deferred tax assets, after valuation
       allowance                               $  2,005,017    $  2,116,581
                                               ============    ============

Liabilities
     Differential on assigned values and tax
       basis for acquired assets               $   (457,752)   $   (682,466)
     Unrealized gains                            (1,395,016)        (36,049)
     Other                                         (345,205)       (360,245)
                                               ------------    ------------
Gross deferred tax liabilities                 $ (2,197,973)   $ (1,078,760)
                                               ============    ============

The valuation allowance for deferred tax assets has been established for assets arising from various timing differences to reduce the amounts to only that portion that is judged more likely than not to be realized. Foreign tax credit carryforwards of approximately $73,000 expire in 2005. Domestic state and local NOLs approximating $1,413,000, $3,008,000, $494,000, $2,704,000 and $1,342,000
expire in 2012, 2018, 2019, 2020 and 2021, respectively. Foreign NOLs approximating $509,000 and $238,000 expire in 2007 and 2008, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

----------------------------------

                                                          For the Year Ended
                                              December 31,    December 31,    December 31,
                                                  2001            2000            1999
                                              -----------     -----------     -----------
                                                               (Restated)      (Restated)
Tax at U.S. statutory rate                    $ 4,045,000     $ 1,192,922     $ 1,138,169
Increase (decrease) in tax resulting from:
    Higher effective rates on earnings
       of foreign operations and tax
       benefit of foreign losses not
       recognized                                 279,954         436,195         960,505
    Nondeductible meals and
       entertainment                              828,500       1,020,421       1,095,002
    Nondeductible in-process research and
      development                                                 162,180
    Nondeductible goodwill
      amortization/write-off                      310,663          25,189
    Reduction of income tax reserves           (2,359,511)                     (1,200,000)
    Non-taxable interest income                  (228,378)       (104,977)        (86,618)
    (Decrease) increase to deferred tax
      asset valuation allowance                (1,157,056)        153,958        (971,536)
    State and local taxes, net                    657,993          16,860         (49,022)
    Other                                        (202,492)       (192,266)       (341,284)
                                              -----------     -----------     -----------
                                              $ 2,174,673     $ 2,710,482     $   545,216
                                              ===========     ===========     ===========

NOTE 18 - STOCKHOLDERS' EQUITY:
------------------------------

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), and reserved 300,000 shares thereof for issuance upon exercise of the preferred stock purchase rights (each, a "Right") that, pursuant to the Plan, were at the time dividended to holders of common stock on the basis of one Right, expiring December 6, 2006, for each share of common stock. Each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock for $22.50, subject to adjustment. The Rights, however, generally do not become exercisable until ten days after a person or group acquires (or commences a tender or exchange offer to acquire) 15% or more beneficial ownership of the common stock. Upon occurrence of such event (subject to certain conditions and exceptions more fully described in the Plan), and subject to the Rights no longer being redeemable, each Right would entitle the holder thereof (other than the person or group triggering such exercisability) to buy (with certain limited exceptions) common stock of the Company (or, if the Company is acquired, common shares of the surviving entity) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company, generally at any time prior to the triggering events described above, at a price of $.01 per Right.

On October 1, 1998 the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") to Yagi Euro at a purchase price of $1,000 per share ("Stated Value"), with cumulative dividends at the annual rate of 2% of the Stated Value, payable quarterly in arrears. In accordance with the terms of the Series B Preferred Stock, upon the sale of the Company's investment in Yagi Euro in June 2001 (See Note 10 above), the Company redeemed the Series B Preferred Stock from Yagi Euro at the Stated Value, together with accrued and unpaid dividends thereon of $10,000.

------------------------------------------

Common stock and warrants:
-------------------------

At December 31, 1998, the Company had outstanding 11,392,239 shares of common stock and held 68,487 shares of common stock in treasury.

In June 1999, the Company repurchased 2,986,345 shares of its common stock from investment partnerships managed by the venture capital group Welsh, Carson, Anderson & Stowe for $5,226,104, or $1.75 per share.

In May 2000, the Company's Board of Directors authorized a repurchase program for up to 10% of its then outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warranted, in open market, negotiated or block transactions. Through December 31, 2000, the Company had purchased 591,602 shares of its common stock under this program at an aggregate purchase price of $894,494.

On August 11, 2000, the Company issued 375,000 shares from treasury in connection with the Tradesoft acquisition (see Note 4). This issuance resulted in an increase in accumulated deficit of $177,335, equal to the difference between the fair value of these shares on August 11, 2000 and the average cost of shares in treasury on that date.

In January 2001, the Company purchased the remaining 242,142 shares under the May 2000 authorization at an aggregate purchase price of $293,156, and the Board of Directors authorized an additional repurchase of up to 787,869 shares, or 10% of the then outstanding common stock, which was completed in July 2001 at an aggregate purchase price of $1,907,660. In July 2001 the Board of Directors authorized an additional repurchase of up to 709,082 shares, again representing 10% of the then outstanding common stock. This authorization was further expanded by 490,918 shares, to 1,200,000 shares, by the Board of Directors in late September 2001. Through December 31, 2001, the Company had purchased 214,000 shares under this expanded authorization at an aggregate purchase price of $810,725.

In August 2001, the Company received 22,528 shares into treasury in settlement of an $81,733 obligation owed the Company in connection with the settlement of escrow arrangements related to the Company's acquisition of Tradesoft.

During the year ended December 31, 2001, 220,500 shares were issued pursuant to options exercised under the Company's 1996 Stock Option Plan. In connection with certain exercises, the Company received 48,567 shares into treasury as consideration for exercise prices aggregating $220,000.

As a result of the foregoing activity, at December 31, 2001 and 2000, the Company had outstanding 7,026,229 and 8,120,835 shares of common stock, respectively, and held 4,586,540 and 3,271,434 shares of common stock in treasury, respectively.

At December 31, 2001 and 2000, the Company had outstanding 685,948 redeemable purchase warrants issued in connection with the Company's 1994 initial public offering and 49,032 Series B redeemable common stock purchase warrants issued in connection with the acquisition of EBIC (collectively, the "Warrants"). Both series of Warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share and are redeemable at a price of $.01 per Warrant upon 30 days notice at any time, but only if the last sale price of the common stock has been at least $8.50 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given. In connection with finalizing a related registration statement, the Company has extended the expiration of the Warrants from November 30, 2001 to April 12, 2002.

------------------------------------------

At December 31, 2001, the Company had 734,980 shares of common stock reserved for issuance upon exercise of the Warrants and an additional 1,579,500 shares reserved for issuance upon exercise of options that are or may be granted pursuant to the Company's 1996 Stock Option Plan (see Note 19).

NOTE 19 - STOCK OPTION PLAN:
---------------------------

The Company's 1996 Stock Option Plan, as amended (the "Plan"), provides for the granting of stock options, in the form of incentive stock options ("ISOs") and non-qualified stock options, to directors, executive officers and key employees of the Company and its subsidiaries, generally as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of common stock are available under the Plan. In the case of ISOs, the duration of the option may not exceed ten years (five years for a 10% or more stockholder) and the exercise price must be at least equal to the fair market value of a share of common stock on the date of grant (110% of the fair market value for a 10% or more stockholder). Employee options granted to date for the most part are ISOs and vest and become exercisable in equal installments on each anniversary of the date of the grant for periods of four or five years. Non-employee director options granted to date are non-qualified stock options and vest in equal 50% installments on the dates that are six and twelve months following the date of grant. Upon a change in control of the Company, as defined in the Plan, all unvested options automatically vest. Under the Plan, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                December 31, 2001                   December 31, 2000                    December 31, 1999
                           --------------------------           -------------------------            -------------------------
                                             Weighted                            Weighted                             Weighted
                                             Average                              Average                             Average
                            Number of        Exercise           Number of        Exercise            Number of        Exercise
                             Shares           Price              Shares            Price               Shares          Price
                             ------           -----              ------            -----               ------          -----
Outstanding at
   beginning of year        1,755,000          2.14             1,670,000          2.03              1,650,000          2.00
Granted                       335,000          2.88               335,000          2.61                 85,000          2.46
Exercised                    (220,500)         2.01
Canceled                     (398,750)         2.28              (250,000)         2.02                (65,000)         2.00
                            ---------          ----             ---------          ----              ---------          ----
Outstanding
   at end of year           1,470,750          2.29             1,755,000          2.14              1,670,000          2.03
                            =========          ====             =========          ====              =========          ====
Exercisable
   at end of year             978,313          2.12             1,079,750          2.04                898,000          2.00
                            =========          ====             =========          ====              =========          ====
Weighted average
  fair value of
  options granted
  during the year               $2.05                              $1.83                                 $1.69
                                =====                              =====                                 =====

Options outstanding at December 31, 2001 had exercise prices ranging from $2.00 to $3.00 and a weighted-average remaining contractual life of approximately 6.6 years.

---------------------------------------

As allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the Plan. Accordingly, the Company has not recognized any compensation cost associated with the Plan since the market prices of the underlying stock on the option grant dates were not greater than the option exercise prices. As required by SFAS 123, however, the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs under the Plan had been recognized using the fair value method of SFAS 123. Because stock options under the Plan have characteristics significantly different from those of traded options and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for 2001, 2000 and 1999 with the following weighted average assumptions: expected volatility of 89%, 83% and 81%, respectively; risk free interest rate of 4.9%, 6.7% and 6.1%, respectively; and an expected option life of five years.

                                                                  For the Year Ended
                                                      December 31,    December 31,    December 31,
                                                          2001            2000            1999
                                                      ------------    ------------    ------------

Net income                          As reported       $  9,038,402    $  2,002,099    $  2,532,212
                                    Pro forma            8,385,408       1,249,158       1,892,868

Basic earnings per share            As reported              $1.23           $ .23           $ .26
                                    Pro forma                 1.14             .14             .19

Diluted earnings per share          As reported              $1.16           $ .23           $ .25
                                    Pro forma                 1.08             .14             .19

NOTE 20 - COMMITMENTS:
---------------------

The Company is obligated under certain non-cancelable leases for office space, equipment and telecommunication services.

The Company has executed various operating leases in respect of premises which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases. The Company is currently subleasing portions of certain leased premises. As a result of the September 11th attack on the World Trade Center, the Company's lease for office space in New York was terminated, with immediate effect.

Future minimum rental commitments for operating leases (exclusive of payments post-dating lease-break options available to the Company), net of sublease income, approximate the following:

                                  Minimum         Minimum
                                   Rental        Sub-Rental
             Year                 Payments         Income            Net
             ----               ------------    ------------    ------------

             2002               $  6,636,804    $    570,929    $  6,065,875
             2003                  1,090,894                       1,090,894
             2004                    152,117                         152,117
             2005                    111,226                         111,226
             2006                     26,275                          26,275
                                ------------    ------------    ------------
                                $  8,017,316    $    570,929    $  7,446,387
                                ============    ============    ============

---------------------------------

Rental expense, net of sub-rental income, amounted to approximately $3,416,000, $2,878,000 and $3,309,000 in 2001, 2000 and 1999, respectively.

Equipment subject to operating leases was destroyed in the September 11th attack. In accordance with the terms of the leases, the lessor is entitled to payments under the property and casualty insurance policy based upon agreed upon lease termination values aggregating approximately $1,000,000.

NOTE 21 - CONTINGENCIES:
-----------------------

U.K. National Insurance:
-----------------------

The Company has received demands from the Inland Revenue in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to employee bonuses paid during the period from August 1994 to February 1998 in the amount of approximately (pound)1.7 million (approximately $2.5 million at December 31, 2001), plus interest estimated at approximately (pound)425,000 through December 31, 2001 (approximately $618,000). The Company has formally challenged these demands as it feels the respective bonus payment methods used did not require NIC payments under existing legislation. At December 31, 2001, the Company had reserved approximately $2.3 million against this demand. Based upon this level of reserves, management does not anticipate the ultimate outcome of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

Counterparty Risk:
-----------------

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

September 11th Securities Settlements:
-------------------------------------

The Company's clearing bank for U.S. Treasury and federal agency securities brokerage transactions has informed the Company it incurred interest costs of approximately $2.5 million in connection with financing securities positions it accepted in the Company's account on September 11th after the collapse of the World Trade Center towers. In March 2002, the Company received a claim from its clearing bank for reimbursement of these interest costs. The Company believes it has substantial defenses against this claim. In addition, the Company believes it has recourse against its insurance company for all or a portion of any ultimate liability. At December 31, 2001, the Company had reserved $700,000 relating to this claim.

NOTE 22 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR TRADING PURPOSES:
--------------------------------------------------------------------

The Company, from time to time, sells financial futures contracts as a means of managing market risk on municipal securities positions held. Financial futures contracts are exchange traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount of a financial instrument at a specified future date and price. Maintaining a financial futures contract requires the Company to deposit margin with its clearing broker as security for its obligations. Financial futures contracts provide for daily cash settlements, with gains or losses based upon fluctuations in market value included in trading gains on municipal securities transactions. Open equity in financial futures contracts is recorded as receivable from and payable to broker-dealers and customers as applicable. At December 31, 2001 and 2000 the Company had no financial futures contracts outstanding.

NOTE 23 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR HEDGING ACTIVITIES:
----------------------------------------------------------------------

On July 1, 2000, the Company elected to early-adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires that all derivative instruments, including certain derivatives embedded in other contracts, be recorded on the statement of financial condition at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company did not have any outstanding unrecorded derivative instruments or ongoing hedging activities at June 30, 2000, there was no transition adjustment necessary as a result of the early adoption of SFAS 133.

From time to time, the Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risk associated with anticipated commissions on transactions denominated in a currency other than the functional currency (foreign currency cash flow hedge). Pursuant to these foreign currency forward contacts, the Company receives or pays the difference between the contracted forward exchange rate (for the purchase or sale of one currency for another) and the prevailing exchange rate at settlement date. In July 2000, the Company entered into foreign currency forward contacts with equal notional amounts maturing at successive month-end dates through December 31, 2001 based upon a portion of such commission revenues the Company reasonably anticipated realizing during this time period. In accordance with SFAS 133, the Company excluded from its assessment of hedge effectiveness the portion of the fair value of the foreign currency forward contracts attributable to the spot-forward difference and has recorded the present value of the changes in such amounts in earnings.

For the year ended December 31, 2001 and the six months ended December 31, 2000, the changes in these excluded portions approximated $15,000 and $41,000, respectively. Under SFAS 133, the fair value of these foreign currency forward contracts attributable to the present value of the forecasted cash flows based on the spot rate was considered a highly effective hedge. Therefore, in order to coincide with the forecasted revenue streams, no amounts related to the changes in these amounts were included in earnings until such contracts matured. These deferred amounts were included in the accumulated other comprehensive income section of stockholders' equity. At December 31, 2001, the Company had no foreign currency forward contracts outstanding for hedging activities.

NOTE 24 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in GSCC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At December 31, 2001, MFI had regulatory net capital approximating $13 million and a regulatory net capital requirement of $250,000.

NOTE 25 - SEGMENT REPORTING:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. For the purpose of this disclosure, operating revenues include commission income, trading gains and information sales revenue. The Company has defined its operating segments based upon geographic

---------------------------------------

location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Switzerland and Japan. United States amounts are principally derived from the Company's New York office, but include the balances for all its U.S. based operations. United Kingdom amounts include the consolidated balances for EBFL, with net income
(loss) amounts net of Monecor's minority interest. Switzerland amounts are derived from the Company's Swiss office. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See
Note 11 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

The accounting policies of the segments are the same as those described in
Note 2.

                                    United           United                                             All
                                    States          Kingdom       Switzerland         Japan            Other            Total
                                    ------          -------       -----------         -----            -----            -----
2001

Operating revenues              $  93,295,842   $  50,239,021    $   1,479,737    $                $   3,538,170    $ 148,552,770
Interest income                     1,881,779         641,814              737               77            3,172        2,527,579
Interest expense                      582,834         305,088                                                             887,922
Depreciation and amortization       2,606,071         822,768           27,524                           142,217        3,598,580
Provision (benefit) for
  income taxes                        420,636       1,723,759           12,067          (51,130)          69,341        2,174,673
Income from unconsolidated
 affiliates                             9,992                                                                               9,992
Non-equity loss from
 contractual arrangement                                                               (694,083)                         (694,083)
Net income (loss)                   7,762,756       1,711,372          163,013         (622,924)          24,185        9,038,402
Assets                            273,014,704      23,293,091        1,016,935        7,106,600        1,596,115      306,027,445
Capital expenditures                1,715,285         325,660                                             67,167        2,108,112

                                    United           United                                             All
                                    States          Kingdom       Switzerland         Japan            Other            Total
                                    ------          -------       -----------         -----            -----            -----
2000 (Restated)

Operating revenues              $  76,309,398   $  46,669,303    $     603,624    $                $   3,662,277    $ 127,244,602
Interest income                     1,578,110         541,475            1,030              208            8,576        2,129,399
Interest expense                      528,406         333,484                            39,181                           901,071
Depreciation and amortization       2,722,509       1,061,304           62,210                           162,914        4,008,937
Provision (benefit) for
 income taxes                       1,166,757         522,008           (2,221)       1,088,543          (64,605)       2,710,482
Income from unconsolidated
  affiliates                          135,890                                                                             135,890
Non-equity earnings from
 contractual arrangement                                                                523,704                           523,704
Net income (loss)                   1,745,148        (681,634)        (508,509)       1,392,576           54,518        2,002,099
Assets                             67,747,976      22,488,708          603,276        8,201,126        1,465,366      100,506,452
Capital expenditures                1,981,620         496,892                                             15,248        2,493,760
Investment in unconsolidated
 affiliates                         1,552,757                                                                           1,552,757

---------------------------------------

1999 (Restated)                    United           United                                            All
                                   States          Kingdom       Switzerland        Japan            Other            Total
                                   ------          -------       -----------        -----            -----            -----
Operating revenues           $  74,947,902    $  54,155,703    $   3,180,648   $                $   3,189,840    $ 135,474,093
Interest income                  1,781,438          586,927              679          64,915           10,962        2,444,921
Interest expense                   841,737          554,594                            2,916              109        1,399,356
Depreciation and
 amortization                    2,824,531        1,240,339           69,501                          231,133        4,365,504
(Benefit) provision for
 income taxes                      (11,521)         783,623           64,718        (417,415)         125,811          545,216
Loss from unconsolidated
 affiliates                     (1,576,644)                                                                         (1,576,644)
Non-equity earnings from
 contractual arrangement                                                             234,412                           234,412
Net income (loss)                1,769,869         (163,594)         494,433         766,622         (335,118)       2,532,212
Assets                          67,032,170       25,184,192        1,109,637       8,270,218        2,094,876      103,691,093
Capital expenditures               741,064          500,969                                            57,375        1,299,408
Investment in
 unconsolidated affiliates       1,595,852                                                                           1,595,852

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                               2001             2000             1999
                                          -------------    -------------    -------------
Interest income:
Total for reportable segments             $   2,524,407    $   2,120,823    $   2,433,959
Other interest                                    3,172            8,576           10,962
Elimination of intersegment interest
  income                                       (221,535)        (306,114)        (565,421)
                                          -------------    -------------    -------------
  Consolidated total                      $   2,306,044    $   1,823,285    $   1,879,500
                                          =============    =============    =============

Interest expense:
Total for reportable segments             $     887,922    $     901,071    $   1,399,247
Other interest                                                                        109
Elimination of intersegment interest
  expense                                      (221,535)        (306,114)        (565,421)
                                          -------------    -------------    -------------
  Consolidated total                      $     666,387    $     594,957    $     833,935
                                          =============    =============    =============


Assets:
Total for reportable segments             $ 304,431,330    $  99,041,086    $ 101,596,217
Other assets                                  1,596,115        1,465,366        2,094,876
Elimination of intersegment receivables     (10,376,533)     (12,968,505)     (15,558,510)
Elimination of investments in
 other segments                             (14,549,715)     (15,738,154)     (15,664,625)
                                          -------------    -------------    -------------
  Consolidated total                      $ 281,101,197    $  71,799,793    $  72,467,958
                                          =============    =============    =============

NOTE 26 - RESTATEMENT:
---------------------

The Company has restated the presentation of the consolidated statements of operations for each of the two years in the period ended December 31, 2000 to deconsolidate the revenues and expenses associated with the operations of the Tokyo Venture.

The Company has historically consolidated these amounts on the basis of its effective control of the management of those operations. The effect of the restatement is now to present the Company's share of the profits and losses of the Tokyo Venture in other income as non-equity earnings (losses) from a contractual arrangement. This treatment was determined to accord better with the fact that under Japanese law, the Tokyo Venture is not viewed as a separate legal entity, but solely as a contractual arrangement.

This change in presentation has had and will have no effect on the Company's earnings, cash flows or stockholders' equity for any prior or future period.

The following table summarizes the impact of restatement on the Company's consolidated statement of operations:

                        December 31, 2000               December 31, 1999
                  ----------------------------    ----------------------------
                   Previously                      Previously
                    Reported        Restated        Reported        Restated
                    --------        --------        --------        --------

Total revenues    $151,592,180    $131,805,523    $157,300,116    $137,305,469

Total expenses     149,725,971     129,939,314     153,221,260     133,196,613

Net income
(unchanged)          2,002,099       2,002,099       2,532,212       2,532,212

NOTE 27 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
--------------------------------------------------------

The following table reflects the unaudited quarterly results of operations of the Company for 2001 and 2000 and gives effect to the restatement for previously reported periods as described in Note 26.

                                                          For the Three Months Ended
2001                                   March 31                     June 30                  September 30        December 31
                             --------------------------  --------------------------  --------------------------  -----------
                              Previously                  Previously                  Previously
                               Reported      Restated      Reported      Restated      Reported      Restated
                               --------      --------      --------      --------      --------      --------
Total revenues               $ 45,691,576  $ 40,891,633  $ 44,141,774  $ 40,528,176  $ 41,570,790  $ 37,681,166  $ 35,722,590

Total expenses                 43,363,418    38,563,475    41,416,723    37,803,125    39,602,612    35,712,988    33,715,567

Income (loss) before
  provision for income
  taxes and minority
  interest                      4,508,342     4,482,372     4,142,787     4,586,390     2,744,076     2,848,953       (20,655)

Net income                      2,344,282     2,344,282     2,718,919     2,718,919     1,968,178     1,968,178     2,007,023

Weighted average common
  shares outstanding-basic      7,825,912     7,825,912     7,525,809     7,525,809     7,082,859     7,082,859     7,005,517

Weighted average common
  shares outstanding-diluted    7,825,912     7,825,912     7,781,977     7,781,977     7,717,083     7,717,083     7,673,498

Basic earnings per share              .30          $.30           .36           .36           .28           .28           .29
Diluted earnings per share            .30          $.30           .35           .35           .26           .26           .26

                                                             For the Three Months Ended
2000                           March 31                   June 30                 September 30                December 31
                       ------------------------  ------------------------  -------------------------   ------------------------
                        Previously                Previously                Previously                  Previously
                         Reported     Restated     Reported     Restated     Reported      Restated      Reported     Restated
                         --------     --------     --------     --------     --------      --------      --------     --------
Total revenues         $43,688,220  $38,460,913  $36,228,004  $31,198,320  $35,076,656   $30,426,458   $36,599,300  $31,719,832

Total expenses          41,538,571   36,311,264   35,917,949   30,888,265   35,704,576    31,054,378    36,564,875   31,685,407

Income (loss) before
  provision for
  income taxes and
  minority interest      3,587,546    3,580,387      660,249      460,231   (1,294,041)   (1,138,525)    1,340,396      606,501

Net income (loss)        2,263,335    2,263,335      307,872      307,872     (624,945)     (624,945)       55,837       55,837

Weighted average
  common shares
  outstanding-basic      8,337,437    8,337,437    8,317,488    8,317,488    8,461,820     8,461,820     8,378,903    8,378,903

Weighted average
  common shares
  outstanding-diluted    8,618,880    8,618,880    8,317,488    8,317,488    8,461,820     8,461,820     8,378,903    8,378,903

Basic earnings
  (loss)per share              .27          .27          .04          .04         (.08)         (.08)          .01          .01
Diluted earnings
  (loss) per share             .26          .26          .04          .04         (.08)         (.08)          .01          .01

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                         Description
-----------                         -----------

 2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation, without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

 2.2 Sale and Purchase Agreement, dated 21 December 1998, by and among Euro Brokers International Limited, Euro Brokers Holdings Limited, Monecor (London) Limited and Finacor Peter, without schedules (incorporated herein by reference to Exhibit 2.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"))

 2.3 Stock Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules (incorporated herein by reference to Exhibit 2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

 3.1             Restated  Certificate  of  Incorporation  of  the  Registrant
                 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

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

 4.3 Warrant Agreement, dated as of November 30, 1994, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of Amendment No.1)

 4.4 Form of Series B Redeemable Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4 (No. 333-06753) dated June 25, 1996) (the "Form S-4"))

  4.5 Warrant Agreement, dated as of June 5, 1996, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.3 of the Form S-4)

  4.6 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

  4.7 Amendment No. 1, dated July 26, 2001, to the Rights Agreement (incorporated herein by reference to Exhibit 4.6a to the Registrant's Current Report on Form 8-K, dated July 27, 2001)

  4.8            Agreement to furnish Debt Instruments*

 10.1 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to
                 Exhibit 10.4 of the 1996 Form 10-K)

 10.2 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated by reference to Exhibit 10.5 of the 1998 Form 10-K)

 10.3+ The Registrant's 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)

 10.4+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.7 of the 1998 Form 10-K)

 10.5+ Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Keith Reihl (incorporated herein by reference to Exhibit 10.8 of the 1998 Form 10-K)

 10.6+ Amended and Restated Employment Agreement, dated as of August 14, 1998, by and between the Registrant and Roger Schwed (incorporated herein by reference to Exhibit 10.9 of the 1998 Form 10-K)

 10.7+ Employment Agreement, dated 1 October 2000, by and between Euro Brokers Finacor Limited and Robin Adrian Clark (incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                 2000)

 10.8+ Employment Agreement, dated as of May 4, 1998, by and between Euro Brokers Inc. and Steven Vigliotti (incorporated herein by reference to Exhibit 10.12 of the 1999 Form 10-K)

 10.9 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000) (1)

 21              Subsidiaries of the Registrant*

 23              Consent of PricewaterhouseCoopers LLP*


--------------------------

*    Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.