Form 10-Q
period 2002-03-31
MAXCOR FINANCIAL GROUP INC
filed 2002-05-15
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002


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

                         One New York Plaza - 16th Floor
                            New York, New York 10292
                            ------------------------
                     (Address of principal executive office)

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

            Yes   X                                  No
               -------                                  -------

            The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 11, 2002 was 7,528,524.

                               Page 1 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):                                     3

        Consolidated Statements of Financial Condition                        4

        Consolidated Statements of Operations                                 5

        Consolidated Statements of Changes in Stockholders' Equity            6

        Consolidated Statements of Cash Flows                                 7

        Notes to the Consolidated Financial Statements                        9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20


                           PART II. OTHER INFORMATION


Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   22


                               Page 2 of 22 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)



                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)




                               Page 3 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                 March 31, 2002      December 31, 2001
                                                                 --------------      -----------------
ASSETS

Cash and cash equivalents                                         $  41,597,947        $  49,565,284
Deposits with clearing organizations                                  6,348,120            6,336,080
Receivable from broker-dealers and customers                         20,304,295           18,035,532
Securities failed-to-deliver                                          3,324,787          184,768,776
Securities owned, held at clearing firms                             20,871,977           12,090,074
Prepaid expenses and other assets                                     2,770,994            3,504,000
Deferred tax asset                                                    2,044,264            2,005,017
Fixed assets                                                          5,206,998            4,796,434
                                                                  -------------        -------------

     Total assets                                                 $ 102,469,382        $ 281,101,197
                                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to broker-dealers                                      $  14,869,605        $   6,638,824
   Securities failed-to-receive                                       3,274,894          183,649,730
   Accounts payable and accrued liabilities                          25,109,722           27,467,826
   Accrued compensation payable                                      15,360,083           21,187,513
   Income taxes payable                                               1,235,526            1,010,907
   Deferred taxes payable                                             2,159,593            2,197,973
   Obligations under capitalized leases                                 290,903              204,252
   Notes payable                                                        447,978              447,978
                                                                  -------------        -------------

                                                                     62,748,304          242,805,003
                                                                  -------------        -------------

Minority interest in consolidated subsidiary                          4,116,720            3,979,291
                                                                  -------------        -------------
Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
      Authorized; none issued at March 31, 2002 and
      December 31, 2001
   Common stock, $.001 par value, 30,000,000 shares
      Authorized; 11,614,769 and 11,612,769 shares issued
      at March 31, 2002 and December 31, 2001, respectively              11,615               11,613
   Additional paid-in capital                                        33,737,850           33,731,266
   Treasury stock at cost; 4,586,540 shares of common
      stock held at March 31, 2002 and December 31, 2001             (8,992,281)          (8,992,281)
   Retained earnings                                                  9,562,354            8,195,155
   Accumulated other comprehensive income:
      Foreign translation adjustments                                 1,284,820            1,371,150
                                                                  -------------        -------------

      Total stockholders' equity                                     35,604,358           34,316,903
                                                                  -------------        -------------

      Total liabilities and stockholders' equity                  $ 102,469,382        $ 281,101,197
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

                               Page 4 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                     For the Three Months Ended
                                                                 March 31, 2002      March 31, 2001
                                                                 --------------      --------------
Revenue:
  Commission income                                               $ 37,248,155        $ 38,449,743
  Trading gains on securities transactions                              62,629           1,289,057
  Interest income                                                      401,155             642,056
  Other                                                               (193,726)            510,777
                                                                  ------------        ------------

                                                                    37,518,213          40,891,633
                                                                  ------------        ------------
Costs and expenses:
  Compensation and related costs                                    25,134,172          27,185,355
  Communication costs                                                2,599,417           2,770,934
  Travel and entertainment                                           1,597,363           1,647,903
  Contribution to The Euro Brokers Relief Fund, Inc.                 1,219,233
  Occupancy costs                                                    1,006,026           1,117,538
  Clearing fees                                                        749,982             855,901
  Depreciation and amortization                                        525,500           1,051,398
  Costs related to World Trade Center attacks                          471,374
  Interest expense                                                      51,653             208,182
  General, administrative and other expenses                         1,134,482           1,588,173
                                                                  ------------        ------------

                                                                    34,489,202          36,425,384
                                                                  ------------        ------------

Income before provision for income taxes, minority interest
  and income from equity affiliate                                   3,029,011           4,466,249

Provision for income taxes                                           1,443,568           1,845,313
                                                                  ------------        ------------

Income before minority interest and income from equity
  affiliate                                                          1,585,443           2,620,936

Minority interest in income of consolidated subsidiary                (218,244)           (292,778)

Income from equity affiliate                                                                16,124
                                                                  ------------        ------------

Net income                                                        $  1,367,199        $  2,344,282
                                                                  ============        ============

Weighted average  common shares outstanding - basic                  7,026,385           7,825,912

Weighted average  common shares outstanding - diluted                7,959,720           7,825,912

Basic earnings per share                                          $        .19        $        .30

Diluted earnings per share                                        $        .17        $        .30

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
           FOR THE PERIODS ENDED DECEMBER 31, 2001 AND MARCH 31, 2002
           ----------------------------------------------------------
                                   (Unaudited)

                                                                                           Retained      Accumulated
                                                             Additional                    Earnings         Other
                               Comprehensive    Common        Paid-in       Treasury     (Accumulated   Comprehensive
                                   Income        Stock        Capital         Stock        Deficit)         Income        Total
                                   ------        -----        -------         -----        --------         ------        -----
Balance at December 31, 2000                  $     11,392  $ 33,187,415  $ (5,679,008)  $   (823,247)  $  1,544,369  $ 28,240,921

Comprehensive income
  Net income for the year
    ended December 31, 2001     $  9,038,402                                                9,038,402                    9,038,402
  Foreign translation
    adjustment (inclusive of
    income tax expense of $882)     (123,169)                                                               (123,169)     (123,169)
  Deferred hedging
    Reclassification to
      earnings (net of income
      tax benefit of $12,519)        (50,050)                                                                (50,050)      (50,050)
                                ------------
Comprehensive income            $  8,865,183
                                ============
Exercise of stock
    options including tax
    benefit of $101,822                                221       543,851      (220,000)                                    324,072
Acquisition of treasury stock                                               (3,093,273)                                 (3,093,273)
Redeemable preferred stock
  dividends                                                                                   (20,000)                     (20,000)
                                              ------------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 2001                        11,613    33,731,266    (8,992,281)     8,195,155      1,371,150    34,316,903
Comprehensive income
  Net income for three
    months ended March
    31, 2002                    $  1,367,199                                                1,367,199                    1,367,199
  Foreign translation
    adjustment (inclusive
    of income tax expense
    of $5,042)                       (86,330)                                                                (86,330)      (86,330)
                                ------------
Comprehensive income            $  1,280,869
                                ============
Exercise of stock
    options including tax
    benefit of $2,586                                    2         6,584                                                     6,586
                                              ------------  ------------  ------------   ------------   ------------  ------------
Balance at March 31, 2002                     $     11,615  $ 33,737,850  $ (8,992,281)  $  9,562,354   $  1,284,820  $ 35,604,358
                                              ============  ============  ============   ============   ============  ============

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

                               Page 6 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                          March 31, 2002       March 31, 2001
                                                                          --------------       --------------
Cash flows from operating activities:
   Net income                                                              $   1,367,199        $   2,344,282
   Adjustments to reconcile net income to net cash used in
      operating activities:
     Depreciation and amortization                                               525,500            1,051,398
     Provision for doubtful accounts                                              11,055               40,744
     Net gain on disposal of fixed assets                                                              (3,937)
     Minority interest in net earnings of consolidated
       subsidiaries                                                              218,244              292,778
     Unreimbursed losses (undistributed earnings) of equity
       affiliates and contractual arrangements                                   182,681              (33,438)
     Deferred hedging loss                                                                           (214,608)
     Deferred income taxes                                                       (74,570)            (201,422)
   Change in assets and liabilities:
     (Increase) decrease in deposits with clearing organizations                 (12,040)               3,384
     Increase in receivable from broker-dealers and customers                 (2,383,419)          (3,584,130)
     Decrease in securities failed-to-deliver                                181,443,989
     Increase in securities owned, held at clearing firm                      (8,781,903)         (14,314,491)
     Decrease in prepaid expenses and other assets                               717,827              354,925
     Increase in payable to broker-dealers                                     8,230,781           13,896,148
     Decrease in securities failed-to-receive                               (180,374,836)
     (Decrease) increase in accounts payable and accrued liabilities          (2,489,489)             867,855
     Decrease in accrued compensation payable                                 (5,666,113)          (2,219,691)
     Increase in income taxes payable                                            243,624            1,238,482
                                                                           -------------        -------------
         Net cash used in operating activities                                (6,841,470)            (481,721)
                                                                           -------------        -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                     (858,582)            (181,810)
   Proceeds from the sale of fixed assets                                                              53,578
                                                                           -------------        -------------
         Net cash used in investing activities                                  (858,582)            (128,232)
                                                                           -------------        -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 22 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                               For the Three Months Ended
                                                                          March 31, 2002       March 31, 2001
                                                                          --------------       --------------
Cash flows from financing activities:
   Proceeds from the exercise of options                                           4,000
   Repayment of notes payable                                                                        (124,069)
   Repayment of obligations under capitalized leases                             (10,629)             (80,712)
   Acquisition of treasury stock                                                                     (737,300)
   Redeemable preferred stock dividends                                                               (10,000)
                                                                           -------------        -------------
         Net cash used in financing activities                                    (6,629)            (952,081)
                                                                           -------------        -------------

Effect of exchange rate changes on cash                                         (260,656)            (716,250)
                                                                           -------------        -------------

Net decrease in cash and cash equivalents                                     (7,967,337)          (2,278,284)

Cash and cash equivalents at beginning of period                              49,565,284           21,465,004
                                                                           -------------        -------------

Cash and cash equivalents at end of period                                 $  41,597,947        $  19,186,720
                                                                           =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                              $      39,152        $     195,010
Income taxes paid                                                                527,497              298,867
Non-cash financing activities:
   Capital lease obligations incurred                                            101,784

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

                               Page 9 of 22 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and March 31, 2001:

                                                                 Three Months Ended
                                                         March 31, 2002     March 31, 2001
                                                         --------------     --------------
Numerator (basic and diluted calculation):
Net income                                                 $ 1,367,199       $ 2,344,282
Less redeemable preferred stock dividends                                        (10,000)
                                                           -----------       -----------
    Net income available to common stockholders              1,367,199         2,334,282
Denominator:
Weighted average common shares outstanding  - basic
    calculation                                              7,026,385         7,825,912
Dilutive effect of stock options and warrants                  933,335
                                                           -----------       -----------
Weighted average common shares outstanding - diluted
    calculation                                              7,959,720         7,825,912
Earnings per share:
    Basic                                                  $       .19       $       .30
    Diluted                                                $       .17       $       .30
Antidilutive common stock equivalents:
    Options                                                                    1,780,000
    Warrants                                                                     734,980

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

Common stock, options and warrants:
----------------------------------

At December 31, 2001, the Company had outstanding 7,026,229 shares of common stock and held 4,586,540 shares in treasury. During the three months ended March 31, 2002, 2,000 shares were issued pursuant to options exercised under the Company's 1996 Stock Option Plan.

During the three months ended March 31, 2002, no shares were repurchased under the Company's existing share repurchase program authorized by the Board of Directors in July 2001 and expanded in September 2001. As of March 31, 2002, the Company had 986,000 shares remaining under this expanded authorization.

As a result of these activities, at March 31, 2002, the Company had outstanding 7,028,229 shares of common stock and held 4,586,540 shares in treasury.

                               Page 10 of 22 Pages

-----------------------------------------

At March 31, 2002, the Company had outstanding 685,948 redeemable common stock purchase warrants, issued in connection with the Company's initial public offering (the "IPO Warrants") and 49,032 Series B redeemable common stock purchase warrants, issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants (the "Acquisition Warrants").

In March 2002, the Company's Board of Directors approved the 2002 Stock Option Plan. The 2002 Stock Option Plan provides for incentive awards to directors, officers, employees and consultants of the Company and its subsidiaries, including the granting of stock options, stock appreciation rights, restricted stock and stock bonus awards as determined by the compensation committee of the Board of Directors. The 2002 Stock Option Plan is subject to approval by the stockholders of the Company at its annual meeting on June 6, 2002. Subject to such approval, a total of 1,500,000 shares will be available for awards under the 2002 Stock Option Plan.

At March 31, 2002, the Company had 734,980 shares of common stock reserved for issuance upon exercise of the Warrants, 1,577,500 shares reserved for issuance upon exercise of options that are or may be granted under the Company's 1996 Stock Option Plan and 1,500,000 shares reserved for issuance under awards that may be granted under the 2002 Stock Option Plan.

During April 2002, the Company issued 500,000 common stock purchase warrants (from treasury) to employees under a newly established warrant program to provide inducements and incentives necessary to build a leveraged finance investment banking and trading group (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued have an exercise price of $5.875 and vest at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program provides for the granting of an additional 500,000 common stock purchase warrants (from treasury) upon the achievement of specific performance goals with exercise prices equal to the higher of the book value per share and the fair market value per share of the Company's common stock at the time of grant.

In addition, during April 2002, 492,795 shares of common stock were issued upon the exercise of a like number of IPO Warrants and Acquisition Warrants for total proceeds of $2,463,975. The remaining IPO Warrants and Acquisition Warrants expired on April 12, 2002.

NOTE 4 - ATTACKS ON WORLD TRADE CENTER:
--------------------------------------

On September 11, 2001, the Company's headquarters on the 84th floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of these attacks, 61 employees and staff members, out of a New York work force approximating 300 were killed. The Company also lost all of the property and technical infrastructure maintained at Two World Trade Center and experienced a total disruption of its New York-based operations. On September 18, 2001, the Company relocated its entire New York-based operations to temporary facilities provided by Prudential Securities, the parent company of one of the Company's clearing firms, at One New York Plaza in lower Manhattan. The Company's insurance provides coverage for replacement

                               Page 11 of 22 Pages

--------------------------------------------------

cost of destroyed property and losses from interruption of business operations, including profit recovery and extra expenses incurred to restore operations and minimize the period and total cost of disruption of operations. The Company's property casualty insurance, underwritten by Kemper Insurance Companies ("Kemper"), has an aggregate limit of approximately $14 million. The Company's business interruption and extra expense insurance, also underwritten by Kemper, has an aggregate limit of approximately $21 million.

During the three months ended March 31, 2002, the Company made a charitable contribution to the Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

Costs related to World Trade Center attacks during the three months ended March 31, 2002 of $471,374 are net expenses incurred by the Company as a result of the September 11th attacks, such as the use of outside professionals, hiring costs and benefits for the families of deceased employees. The gross amount of these expenses of $1,245,610 has been reduced by $774,236, representing the portion of these expenses that is considered probable of recovery under the extra expense portion of the insurance coverage.

Through March 31, 2002, the Company has received cash advances from Kemper under the insurance policies totaling $15 million. Included in accounts payable and accrued liabilities at March 31, 2002 is the portion of these advances, approximately $7.6 million, that has not yet been recognized as recoverable for destroyed fixed assets or business interruption (profit recovery and extra expense). In future periods, as claims under the policies are processed and settled and additional expenses related to the September 11th attacks are incurred, the Company expects to record additional portions of these advances either as gains related to asset replacements or lost profit recoveries or as offsets to such extra expenses.

NOTE 5 - TOKYO BASED VENTURE:
----------------------------

Since 1994 the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. During the quarter ended March 31, 2001, the Company had a 40% interest in the Tokyo Venture, with 30% interests each held by Yagi Euro Nittan Corporation ("Yagi Euro", the operator) and Nittan Capital Group Limited ("Nittan"). Effective June 30, 2001, this venture disbanded and a new, substantially similar TK venture with Nittan was formed, in which the Company now has a 57.25% interest and Nittan (the operator) a 42.75% interest. The interests held by the Company and Nittan in the new venture are proportional to the direct interest each held in the original venture, once Yagi Euro's 30% interest was excluded.

                               Page 12 of 22 Pages

----------------------------------------

Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from the TK operator, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income (loss) from contractual arrangement. Summarized operating results of the Tokyo Venture for the three months ended March 31, 2002 and March 31, 2001, along with the Company's share of those results, are presented below:

                                      Three Months Ended
                               March 31, 2002     March 31, 2001
                               --------------     --------------

Revenues                        $ 2,804,024        $ 4,817,257
Expenses                          3,123,117          4,773,973
                                -----------        -----------
(Loss) income                   $  (319,093)       $    43,284
                                ===========        ===========

Company's share                 $  (182,681)       $    17,314
                                ===========        ===========

NOTE 6 - NET CAPITAL REQUIREMENTS:
---------------------------------

The Company's U.S. broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At March 31, 2002, MFI had regulatory net capital approximating $12.3 million and a regulatory net capital requirement of $250,000.

NOTE 7 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, trading gains and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the inter-dealer brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three months ended March 31, 2002 and March 31, 2001 as defined by SFAS 131 consist of the United States, United Kingdom, Mexico and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom amounts include the London branch of MFI and the consolidated balances of Euro

                               Page 13 of 22 Pages

--------------------------------------

Brokers Finacor Limited ("EBFL"), the Company's combined venture with Monecor (London) Limited ("Monecor"), with net income amounts net of Monecor's minority interest. Mexico amounts are derived from the Company's Mexican office. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See Note 5 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2001 and which are not expected to meet these thresholds for the year ended December 31, 2002 have been included in "All Other."

                                          United
                      United States      Kingdom           Japan           Mexico         All Other          Total
                      -------------      -------           -----           ------         ---------          -----
Three months ended
   March 31, 2002
Operating revenues     $ 23,834,141    $ 11,970,557    $                $  1,270,018     $    236,068    $ 37,310,784
Net income (loss)         1,134,797         221,067        (193,999)         159,917           45,417       1,367,199
Assets                   98,314,437      19,491,487       7,105,856        2,171,653        1,157,132     128,240,565

Three months ended
   March 31, 2001

Operating revenues     $ 25,428,874    $ 13,723,635    $                $    729,069     $    357,822    $ 40,239,400
Net income (loss)         1,657,176         726,686         (55,720)         (40,243)          56,383       2,344,282
Assets                   83,328,344      21,551,816       7,961,572        1,264,597        1,112,691     115,219,020

Included below are reconciliations of reportable assets to the Company's consolidated totals as reported in the consolidated statements of financial condition in this report and in the Company's Form 10-Q for the quarterly period ended March 31, 2001.

                                                        As of March 31,
                                                        ---------------
                                                    2002              2001
                                                    ----              ----

Total for reportable segments                  $ 127,083,433     $ 114,106,329
Other assets                                       1,157,132         1,112,691
Elimination of intersegment receivables          (11,221,468)      (13,943,599)
Elimination of investments in other segments     (14,549,715)      (15,738,154)
                                               -------------     -------------
     Consolidated total                        $ 102,469,382     $  85,537,267
                                               =============     =============

NOTE 8 - SUBSEQUENT EVENT:
-------------------------

In May 2002, the Company's London-based holding subsidiary, Euro Brokers Holdings Limited ("EBHL"), received a judgment from the London High Court of Justice enabling it to purchase Monecor's 50% shareholding in EBFL at a 30% discount to the book value attributable to this shareholding as of December 2000. As of March 31, 2002, the amount recorded for Monecor's interest in EBFL exceeded the Company's estimate of this purchase price by more than (pound)1 million ($1.5 million).

                               Page 14 of 22 Pages

-------------------------------------

The Company sought this judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. If this judgment withstands Monecor's appeal right, the Company will record a one-time extraordinary gain provided the amount recorded for Monecor's interest in EBFL continues to exceed the purchase price.


                               Page 15 of 22 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        THREE MONTHS ENDED MARCH 31, 2002
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Commission income for the three months ended March 31, 2002 decreased $1,201,588 to $37,248,155, compared to $38,449,743 for the comparable period in 2001, primarily from decreased brokerage in London. This decrease primarily reflected the combined effect of the discontinuance of a department and reduced brokerage of emerging market debt. In New York, commission levels were comparable for the three months ended March 31, 2002 and the three months ended March 31, 2001, notwithstanding the sub-optimal infrastructure of the Company's temporary facilities since the September 11th terrorist attacks. The Company anticipates the build-out of its permanent New York office during late 2002. The comparable commission levels in New York reflected the net effects of improved brokerage of U.S. Treasury and federal agency repurchase agreements, additional brokerage of federal agency bonds (which commenced in late January 2001) and reduced brokerage of emerging market debt.

Trading gains on securities transactions decreased $1,226,428 to $62,629 for the three months ended March 31, 2002, compared to $1,289,057 for the three months ended March 31, 2001, primarily due to a decrease in trading gains on municipal securities transactions.

Interest income for the three months ended March 31, 2002 decreased $240,901 to $401,155, compared to $642,056 for the three months ended March 31, 2001, reflecting a decrease in the average inventory of municipal securities held and a lower interest rate environment for the Company's deposits and cash and cash equivalents.

Other income items for the three months ended March 31, 2002 resulted in a loss of $193,726 as compared to income of $510,777 for the three months ended March 31, 2001. This change resulted primarily from the loss of approximately $183,000 on the Company's interest in the Tokyo Venture for the three months ended March 31, 2002, as compared to income of approximately $17,000 for the three months ended March 31, 2001, and income of $500,000 during the three months ended March 31, 2001 from the licensing of financial information derived from the Company's brokerage business to Telerate, Inc. This licensing arrangement was effectively terminated during the fourth quarter of 2001 as a result of the bankruptcy of Telerate.

Compensation and related costs for the three months ended March 31, 2002 decreased $2,051,183 to $25,134,172, compared to $27,185,355 for the three months ended March 31, 2001, primarily as a result of a decrease in operating revenues (commission income, trading gains on securities transactions and financial information licensing revenues), cost reduction efforts in London and New York and the lack of compensation paid on the revenue generated on the Company's March 11th charity day (see further discussion of charity day below). As a percentage of operating revenues, compensation and related costs were comparable at 67% and 68% for the three months ended March 31, 2002 and the three months ended March 31, 2001, respectively.

                               Page 16 of 22 Pages

Communication costs for the three months ended March 31, 2002 decreased $171,517 to $2,599,417, compared to $2,770,934 for the three months ended March 31, 2001, primarily as a result of capacity limitations on the Company's ability to reestablish its full complement of communication lines from its temporary facilities in New York following the September 11th attacks.

Travel and entertainment costs for the three months ended March 31, 2002 decreased $50,540 to $1,597,363, compared to $1,647,903 for the three months ended March 31, 2001. As a percentage of operating revenues, travel and entertainment costs were comparable for the three months ended March 31, 2002 and the three months ended March 31, 2001, at 4.3% and 4.1%, respectively.

During the three months ended March 31, 2002, the Company made a charitable contribution to the Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

Occupancy costs represent expenses incurred in connection with the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended March 31, 2002, these costs decreased $111,512 to $1,006,026, compared to $1,117,538 for the three months ended March 31, 2001, primarily due to reduced costs for office space in New York resulting from the use of temporary facilities following the September 11th attacks.

Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by clearing institutions through which the Company processes riskless principal securities transactions on a fully matched basis. For the three months ended March 31, 2002, these costs decreased $105,919 to $749,982, compared to $855,901 for the three months ended March 31, 2001, primarily as a result of a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended March 31, 2002, depreciation and amortization decreased $525,898 to $525,500, compared to $1,051,398 for the three months ended March 31, 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in 2001.

During the three months ended March 31, 2002, $471,374 of net costs as a result of the September 11th attacks on the World Trade Center were recorded, reflecting gross costs incurred

                               Page 17 of 22 Pages
of $1,245,610 reduced by the portion of these expenses, $774,236, that is considered probable of recovery under the extra expense portion of the insurance coverage. These costs include the use of outside professionals, hiring costs and benefits for the families of deceased employees.

Interest expense for the three months ended March 31, 2002 decreased $156,529 to $51,653, compared to $208,182 for the comparable period in 2001, primarily as a result of using more of the Company's increased cash and cash equivalents to finance municipal securities positions, reducing the level of margin borrowings.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended March 31, 2002, these expenses decreased $453,691 to $1,134,482, as compared to $1,588,173 for the three months ended March 31, 2001, primarily as a result of decreases in professional fees and other general, administrative and other expenses.

Provision for income taxes for the three months ended March 31, 2002 decreased $401,745 to $1,443,568, compared to $1,845,313 for the three months ended March 31, 2001, primarily due to decreased levels of pre-tax income.

For the three months ended March 31, 2002, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $218,244, as compared to a reduction of $292,778 during the three months ended March 31, 2001. The decrease in this amount primarily reflected the reduced profitability of EBFL, the Company's combined venture with Monecor in London.

Income from equity affiliate during the three months ended March 31, 2001 of $16,124 represented the Company's share of the income realized by its 15% equity affiliate, Yagi Euro. The Company sold this investment during the second quarter of 2001 to Yagi Tanshi Company, Limited, Yagi Euro's other shareholder.

                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents and accrued compensation payable at March 31, 2002 reflect reductions from levels at December 31, 2001, principally due to the timing of employee bonus payments, which occurred in February 2002.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are financed either from the Company's cash resources or by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At March 31, 2002,

                               Page 18 of 22 Pages
as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to its municipal securities business of approximately $4.6 million, reflecting securities owned of approximately $15.4 million, financed by a payable to this clearing broker of approximately $10.8 million. Also reflected in securities owned, held at clearing firm at March 31, 2002 were approximately $5.5 million of securities in the Company's investment account, which were financed by a payable to clearing broker of approximately $4.1 million.

MFI is a member of the GSCC for the purpose of clearing U.S. Treasury and federal agency repurchase agreements. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

At March 31, 2002, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.8 million at March 31, 2002) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

Note payable at March 31, 2002 represents the remaining approximately $448,000 due on a fixed rate note issued to GECC in December 1997. This note was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attacks on the World Trade Center, the equipment securing this note was destroyed. Pursuant to the terms of the note, the Company retired the note early, in May 2002, without penalty.

The Company expects significant cash outlays during 2002 associated with the build-out of a new permanent headquarters in New York, with preliminary estimates suggesting costs in excess of $10 million. The Company anticipates that its property casualty insurance coverage, which provides for replacement costs for fixed assets destroyed in the September 11th attacks with a limit of approximately $14 million, will provide sufficient liquidity for these costs. To date the Company's insurer has provided cash advances, relating to both the property casualty and business interruption policies, of $15 million.

As of March 31, 2002, the Company had authorization remaining for the repurchase of up to 986,000 shares of its common stock under the 709,082 share repurchase program (10% of the then outstanding shares) authorized by its Board of Directors in July 2001, which was expanded in the immediate aftermath of the September 11th attacks to 1,200,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or

                               Page 19 of 22 Pages
number of shares to be repurchased. All purchases are anticipated to be funded using our existing cash resources, including available borrowings under the revolving facility with GECC.

The Company and its subsidiaries, in the ordinary course of their business, are subject to extensive regulation at international, federal and state levels by various regulatory bodies which are charged with safeguarding the integrity of the securities and other financial markets and protecting the interest of customers. The compliance requirements of these different regulatory bodies may include, but are not limited to, net capital or stockholders' equity requirements. The Company believes that all of its ongoing liquidity needs will be met in timely fashion from its cash and cash equivalents and other resources. Moreover, the Company has historically met regulatory net capital and stockholders' equity requirements and believes it will be able to continue to do so in the future.

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company and its business, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the ability of the New York financial community, in general, and the Company, specifically, to recover from the World Trade Center terrorist attacks, the effects of any additional terrorist acts and governments' military and other responses to them, the scope and timing of insurance recoveries from the Company's business insurance carriers, the success of technology development and deployment, the status of relationships with employees, clients, business partners, vendors and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of competitors and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "September 11th Terrorist Attacks," "Competition," "Regulation," "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2001 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 2001 presented in the Company's 2001 Form 10-K.

                               Page 20 of 22 Pages

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In May 2002, the Company's London-based holdings subsidiary, EBHL, received a favorable judgment from the London High Court of Justice in its lawsuit against Monecor regarding their respective 50% shareholdings in EBFL. The decision, which remains subject to Monecor's right to appeal, permits EBHL to purchase Monecor's 50% interest in EBFL at a 30% discount to its net book value as of late December 2000. As of March 31, 2002, the amount recorded for Monecor's interest in EBFL exceeded the Company's estimate of this purchase price by more than (pound)1 million (US $1.5 million). If the judgment withstands Monecor's appeal right (which is expected to be resolved within fiscal 2002), the Company expects to record an extraordinary gain reflecting the difference between the then-recorded amount for Monecor's interest in EBFL and the discounted purchase price.

The lawsuit arose out of EBHL's contention that it obtained the contractual right to buy out Monecor's 50% interest at a discount, pursuant to specific provisions in the shareholders agreement governing EBFL, as the result of the failure of Monecor, in late 2000, to provide certain requested funding to EBFL.

EBFL specializes in the inter-dealer brokerage of interest rate swaps and options and money market instruments. Revenues at EBFL for 2001 were approximately (pound)28 million (US $40 million). Monecor is a subsidiary of the Viel group, which also includes Finacor and the Financiere Tradition companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

During the three months ended March 31, 2002, the Company filed one Current Report on Form 8-K, dated March 8, 2002. The Form 8-K reported on the Company's
(i) estimated earnings for its fiscal fourth quarter and year ended December 31, 2001 and (ii) decision to restate, for the fiscal years ended December 31, 1999 and 2000, and the interim periods since ended, its revenues and expenses in order to deconsolidate therefrom the revenues and expense of its Tokyo-based brokerage venture. The change in presentation had and will have no effect on earnings, cash flows or shareholders' equity for any of the periods affected or for any future periods.

                               Page 21 of 22 Pages

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002


                               MAXCOR FINANCIAL GROUP INC.
                                      (Registrant)


                                  /s/ Gilbert D. Scharf
                               --------------------------------------------
                               Gilbert D. Scharf, Chairman of the Board,
                               President and Chief Executive Officer




                                  /s/ Steven R. Vigliotti
                               --------------------------------------------
                               Steven R. Vigliotti, Chief Financial Officer


                               Page 22 of 22 Pages