Form 10-Q
period 2002-06-30
MAXCOR FINANCIAL GROUP INC
filed 2002-08-12
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002


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


                         One New York Plaza - 16th Floor
                            New York, New York 10292
                     ---------------------------------------
                     (Address of principal executive office)


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

         Yes [X]                                                 No [ ]

         The number of shares of common stock, par value $.001 per share, of registrant outstanding as of August 8, 2002 was 7,398,474.


                               Page 1 of 27 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited): ...............................    3

     Consolidated Statements of Financial Condition ......................    4

     Consolidated Statements of Operations ...............................    5

     Consolidated Statements of Changes in Stockholders' Equity ..........    6

     Consolidated Statements of Cash Flows ...............................    7

     Notes to the Consolidated Financial Statements ......................    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......   23


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .............   24

Item 5.  Other Information ...............................................   25

Item 6.  Exhibits and Reports on Form 8-K ................................   26

Signatures ...............................................................   27


                               Page 2 of 27 Pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)


                               Page 3 of 27 Pages

                                 MAXCOR FINANCIAL GROUP INC.
                                 ---------------------------
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       ----------------------------------------------
                                         (Unaudited)


                                                           June 30, 2002    December 31, 2001
                                                           -------------      -------------
ASSETS
------

Cash and cash equivalents                                  $  57,053,597      $  49,565,284
Deposits with clearing organizations                           6,312,859          6,336,080
Receivable from broker-dealers and customers                  21,968,494         18,035,532
Securities failed-to-deliver                                   8,994,961        184,768,776
Securities owned, held at clearing firms                      22,832,966         12,090,074
Prepaid expenses and other assets                              3,095,272          3,504,000
Deferred tax asset                                               204,937            221,112
Fixed assets                                                   5,328,756          4,796,434
                                                           -------------      -------------

      Total assets                                         $ 125,791,842      $ 279,317,292
                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Payable to broker-dealers                                $  18,640,666      $   6,638,824
  Securities failed-to-receive                                 9,028,583        183,649,730
  Accounts payable and accrued liabilities                    26,713,203         27,467,826
  Accrued compensation payable                                23,013,683         21,187,513
  Income taxes payable                                         2,705,636          1,010,907
  Deferred taxes payable                                         331,171            414,068
  Obligations under capitalized leases                           406,473            204,252
  Note payable                                                                      447,978
                                                           -------------      -------------

                                                              80,839,415        241,021,098
                                                           -------------      -------------

Minority interest in consolidated subsidiary                   4,607,657          3,979,291
                                                           -------------      -------------
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; none issued at June 30, 2002 and
    December 31, 2001
  Common stock, $.001 par value, 30,000,000 shares
    authorized; 12,126,314 and 11,612,769 shares issued
    at June 30, 2002 and December 31, 2001, respectively          12,126             11,613
  Additional paid-in capital                                  36,253,998         33,731,266
  Treasury stock at cost; 4,586,540 shares of common
    stock held at June 30, 2002 and December 31, 2001         (8,992,281)        (8,992,281)
  Retained earnings                                           11,671,764          8,195,155
  Accumulated other comprehensive income:
      Foreign translation adjustments                          1,399,163          1,371,150
                                                           -------------      -------------

      Total stockholders' equity                              40,344,770         34,316,903
                                                           -------------      -------------

      Total liabilities and stockholders' equity           $ 125,791,842      $ 279,317,292
                                                           =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 27 Pages

                                          MAXCOR FINANCIAL GROUP INC.
                                          ---------------------------
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                  (Unaudited)


                                               For the Three Months Ended         For the Six Months Ended
                                             June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                             -------------    -------------    -------------    -------------
Revenue:
  Commission income                          $  37,722,296    $  38,074,902    $  74,970,451    $  76,524,645
  Trading gains on securities transactions         567,559        1,437,233          630,188        2,726,290
  Interest income                                  399,450          534,696          800,605        1,176,752
  Other                                           (184,302)         481,345         (378,028)         992,122
                                             -------------    -------------    -------------    -------------
                                                38,505,003       40,528,176       76,023,216       81,419,809
                                             -------------    -------------    -------------    -------------

Costs and expenses:
  Compensation and related costs                25,625,477       27,182,608       50,759,649       54,367,963
  Communication costs                            2,755,744        2,542,834        5,355,161        5,313,768
  Travel and entertainment                       1,729,970        1,802,599        3,327,333        3,450,502
  Occupancy costs                                1,052,511          686,469        2,058,537        1,804,007
  Clearing fees                                    808,942          901,163        1,558,924        1,757,064
  Depreciation and amortization                    584,353          994,675        1,109,853        2,046,073
  Interest expense                                  49,635          209,260          101,288          417,442
  Costs related to World Trade Center
    attacks                                         46,668                           518,042
  Contribution to The Euro Brokers Relief
    Fund, Inc.                                                                     1,219,233
  General, administrative and other
    expenses                                     1,300,313        1,616,046        2,434,795        3,204,219
                                             -------------    -------------    -------------    -------------
                                                33,953,613       35,935,654       68,442,815       72,361,038
                                             -------------    -------------    -------------    -------------


Income before provision for income taxes,
  minority interest and (loss) income
  from equity affiliate                          4,551,390        4,592,522        7,580,401        9,058,771

Provision for income taxes                       2,256,007        1,862,750        3,699,575        3,708,063
                                             -------------    -------------    -------------    -------------

Income before minority interest and (loss)
  income from equity affiliate                   2,295,383        2,729,772        3,880,826        5,350,708

Minority interest in income of
  consolidated subsidiaries                       (185,973)          (4,721)        (404,217)        (297,499)

(Loss) income from equity affiliate                                  (6,132)                            9,992
                                             -------------    -------------    -------------    -------------

Net income                                   $   2,109,410    $   2,718,919    $   3,476,609    $   5,063,201
                                             =============    =============    =============    =============

Weighted average common shares
  outstanding - basic                            7,472,870        7,525,809        7,250,861        7,675,032

Weighted average common shares
  outstanding - diluted                          8,447,869        7,781,977        8,217,732        7,683,732

Basic earnings per share                     $        0.28    $        0.36    $        0.48    $        0.66

Diluted earnings per share                   $        0.25    $        0.35    $        0.42    $        0.66


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    MAXCOR FINANCIAL GROUP INC.
                                                    ---------------------------
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------
                                    FOR THE PERIODS ENDED DECEMBER 31, 2001 AND JUNE 30, 2002
                                    ---------------------------------------------------------
                                                           (Unaudited)


                                                                                           Retained     Accumulated
                                                           Additional                      Earnings        Other
                            Comprehensive     Common         Paid-in        Treasury    (Accumulated   Comprehensive
                                Income         Stock         Capital         Stock         Deficit)        Income         Total
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance at December 31,
  2000                                     $      11,392  $  33,187,415  ($  5,679,008) ($    823,247) $   1,544,369  $  28,240,921
Comprehensive income
  Net income for the year
    ended December 31,
    2001                    $   9,038,402                                                   9,038,402                     9,038,402
  Foreign translation
    adjustment (inclusive
    of income tax expense
    of $882)                     (123,169)                                                                  (123,169)      (123,169)
  Deferred hedging
    Reclassification to
      earnings (net of
      income tax benefit
      of $12,519)                 (50,050)                                                                   (50,050)       (50,050)
                            -------------
Comprehensive income        $   8,865,183
                            =============
Exercise of stock options
  including tax benefit
  of $101,822                                        221        543,851       (220,000)                                     324,072
Acquisition of treasury
  stock                                                                     (3,093,273)                                  (3,093,273)
Redeemable preferred
  stock dividends                                                                             (20,000)                      (20,000)
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance at December 31,
  2001                                            11,613     33,731,266     (8,992,281)     8,195,155      1,371,150     34,316,903
Comprehensive income
  Net income for six
    months ended June
    30, 2002                $   3,476,609                                                   3,476,609                     3,476,609
  Foreign translation
    adjustment (inclusive
    of income tax benefit
    of $59,634)                    28,013                                                                     28,013         28,013
                            -------------
Comprehensive income        $   3,504,622
                            =============
Exercise of common stock
  purchase warrants                                  493      2,463,482                                                   2,463,975
Exercise of stock options
  including tax benefit
  of $17,771                                          20         59,250                                                      59,270
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance at June 30, 2002                   $      12,126  $  36,253,998  ($  8,992,281) $  11,671,764  $   1,399,163  $  40,344,770
                                           =============  =============  =============  =============  =============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 27 Pages

                                  MAXCOR FINANCIAL GROUP INC.
                                  ---------------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                          (Unaudited)


                                                                   For the Six Months Ended
                                                                June 30, 2002    June 30, 2001
                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                   $   3,476,609    $   5,063,201
    Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                  1,109,853        2,046,073
     Provision for doubtful accounts                                  (25,028)          22,267
     Gain on sale of equity affiliate                                                 (390,081)
     Minority interest in earnings of consolidated
       subsidiaries                                                   404,217          297,499
     Unreimbursed losses of equity affiliates and contractual
       arrangements                                                   574,874          268,430
     Net loss on disposal of fixed assets                                                3,939
     Deferred hedging loss                                                            (161,942)
     Deferred income taxes                                            (85,616)        (248,021)
    Change in assets and liabilities:
     Decrease in deposits with clearing organizations                  23,221              321
     Increase in receivable from broker-dealers and customers      (3,694,148)      (4,326,411)
     Decrease in securities failed-to-deliver                     175,773,815
     Increase in securities owned, held at clearing firm          (10,742,892)        (713,584)
     Decrease in prepaid expenses and other assets                    473,299          655,405
     Increase (decrease) in payable to broker-dealer               12,001,842       (1,107,999)
     Decrease in securities failed-to-receive                    (174,621,147)
     (Decrease) increase in accounts payable and accrued
       liabilities                                                 (1,388,321)       1,325,601
     Increase in accrued compensation payable                       1,433,368        6,940,066
     Increase in income taxes payable                               1,650,249        1,989,708
                                                                -------------    -------------
         Net cash provided by operating activities                  6,364,195       11,664,472
                                                                -------------    -------------

Cash flows from investing activities:
     Purchase of fixed assets                                      (1,372,637)        (528,410)
     Proceeds from the sale of fixed assets                                             53,014
     Proceeds from the sale of equity affiliate                                      1,939,516
                                                                -------------    -------------
         Net cash (used in) provided by investing activities       (1,372,637)       1,464,120
                                                                -------------    -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 27 Pages

                                  MAXCOR FINANCIAL GROUP INC.
                                  ---------------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                    (Unaudited) (Continued)


                                                                   For the Six Months Ended
                                                                June 30, 2002    June 30, 2001
                                                                -------------    -------------

Cash flows from financing activities:
   Proceeds from the exercise of options                              59,270
   Proceeds from the exercise of warrants                          2,463,975
   Repayment of notes payable                                       (447,978)        (250,611)
   Repayment of obligations under capitalized leases                 (29,515)         (94,173)
   Redeemable preferred stock dividends                                               (20,000)
   Redemption of preferred stock                                                   (2,000,000)
   Acquisition of treasury stock                                                   (2,063,848)
                                                                ------------     ------------
     Net cash provided by (used in) financing activities           2,045,752       (4,428,632)
                                                                ------------     ------------

Effect of exchange rate changes on cash                              451,003         (692,781)
                                                                ------------     ------------

Net increase in cash and cash equivalents                          7,488,313        8,007,179

Cash and cash equivalents at beginning of period                  49,565,284       21,465,004
                                                                ------------     ------------

Cash and cash equivalents at end of period                      $ 57,053,597     $ 29,472,183
                                                                ============     ============

Supplemental disclosures of cash flow information:

Interest paid                                                   $     76,286     $    392,307
Income taxes paid                                                  1,279,214        1,320,271
Non-cash financing activities:
   Capital lease obligations incurred                                211,449


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               Page 8 of 27 Pages

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

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities with principal offices in New York, London and Tokyo, other offices in Stamford, Switzerland and Mexico, and correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), EBIC's U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading brokerage operations in municipal bonds, high-yield and distressed debt and equities.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

                               Page 9 of 27 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods respectively ended June 30, 2002 and June 20, 2001:


                                            Three Months Ended                Six Months Ended
                                       June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
                                       -------------   -------------    -------------   -------------

Numerator (basic and diluted
   calculation):
Net income                             $   2,109,410   $   2,718,919        3,476,609   $   5,063,201
Less redeemable preferred stock
   dividends                                                 (10,000)                         (20,000)
                                       -------------   -------------    -------------   -------------
   Net income available to common
      stockholders                         2,109,410       2,708,919        3,476,609       5,043,201
Denominator:
Weighted average common shares
   outstanding - basic calculation         7,472,870       7,525,809        7,250,861       7,675,032
Dilutive effect of stock options and
   warrants                                  974,999         256,168          966,871           8,700
                                       -------------   -------------    -------------   -------------
Weighted average common shares
   outstanding - diluted calculation       8,447,869       7,781,977        8,217,732       7,683,732
Earnings per share:
   Basic                               $         .28   $         .36    $         .48   $         .66
   Diluted                             $         .25   $         .35    $         .42   $         .66
Antidilutive common stock
equivalents:
   Options                                                 1,505,000                        1,505,000
   Warrants                                                  734,980                          734,980


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

Common stock, options and warrants:
----------------------------------

At December 31, 2001, the Company had outstanding 7,026,229 shares of common stock and held 4,586,540 shares in treasury. During the six months ended June 30, 2002, the Company issued 20,750 shares pursuant to options exercised under the Company's 1996 Stock Option Plan.

At December 31, 2001, the Company had outstanding 685,948 redeemable common stock purchase warrants, issued in connection with the Company's initial public offering (the "IPO Warrants") and 49,032 Series B redeemable common stock purchase warrants, issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants (the "Acquisition Warrants"). During April 2002, the Company issued 492,795 shares of

                               Page 10 of 27 Pages

-----------------------------------------

common stock upon the exercise of a like number of IPO Warrants and Acquisition Warrants and received total proceeds of $2,463,975. The remaining IPO Warrants and Acquisition Warrants expired on April 12, 2002.

During the six months ended June 30, 2002, no shares were repurchased under the Company's existing share repurchase program authorized by the Board of Directors in July 2001 and expanded in September 2001. As of June 30, 2002, the Company had 986,000 shares remaining under this expanded authorization.

As a result of these activities, at June 30, 2002, the Company had outstanding 7,539,774 shares of common stock and held 4,586,540 shares in treasury.

At the Company's annual meeting in June 2002, the Company's stockholders approved the Company's 2002 Stock Option Plan. The 2002 Stock Option Plan provides for incentive awards to directors, officers, employees and consultants of the Company and its subsidiaries, including the granting of stock options, stock appreciation rights, restricted stock and stock bonus awards as determined by the compensation committee of the Board of Directors. A total of 1,500,000 shares are available for awards under the 2002 Stock Option Plan.

During April 2002, the Company issued 500,000 common stock purchase warrants (from treasury) to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a leveraged finance investment banking and trading group (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued have an exercise price of $5.875 and vest at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program provides for the granting of an additional 500,000 common stock purchase warrants (from treasury) upon the achievement of specific performance goals with exercise prices equal to the higher of the book value per share and the fair market value per share of the Company's common stock at the time of grant.

At June 30, 2002, the Company had 1,558,750 shares reserved for issuance upon exercise of options under the Company's 1996 Stock Option Plan, 1,500,000 shares reserved for issuance under awards under the 2002 Stock Option Plan and 1,000,000 shares reserved in treasury for the exercise of the Leveraged Finance Warrants.

NOTE 4 - ATTACKS ON WORLD TRADE CENTER:
--------------------------------------

On September 11, 2001, the Company's headquarters on the 84th floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of these attacks, 61 employees and staff members were killed, out of a New York work force approximating 300. The Company also lost all of the property and technical infrastructure maintained at Two World Trade Center and experienced a total disruption of its New York-based operations. On September 18, 2001, the Company relocated its entire New York-based operations to temporary facilities provided by Prudential Securities, the parent company of one of the Company's clearing firms, at One New York Plaza in lower Manhattan. The Company's

                               Page 11 of 27 Pages

--------------------------------------------------

insurance provides coverage for replacement cost of destroyed property and losses from interruption of business operations, including profit recovery and extra expenses incurred to restore operations and minimize the period and total cost of disruption of operations. The Company's property casualty insurance, underwritten by Kemper Insurance Companies ("Kemper"), has an aggregate limit of approximately $14 million. The Company's business interruption and extra expense insurance, also underwritten by Kemper, has an aggregate limit of approximately $21 million.

During the six months ended June 30, 2002, the Company made a charitable contribution to the Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

Costs related to World Trade Center attacks during the three and six month periods ended June 30, 2002 of $46,668 and $518,042, respectively, represent the net expenses incurred by the Company as a result of the September 11th attacks, such as the use of outside professionals, hiring costs and benefits for the families of deceased employees. The gross amount of these expenses for the three and six month periods ended June 30, 2002 of $412,937 and $1,658,547, respectively, has been reduced by $366,269 and $1,140,505, respectively, representing the portion of these expenses that is considered probable of recovery under the extra expense portion of the insurance coverage.

Through June 30, 2002, the Company has received cash advances from Kemper under the insurance policies totaling $15 million. Included in accounts payable and accrued liabilities at June 30, 2002 is the portion of these advances, approximately $6.2 million, that has not yet been recognized as recoverable for destroyed fixed assets or business interruption (profit recovery and extra expense). In future periods, as claims under the policies are processed and settled and additional expenses related to the September 11th attacks are incurred, the Company expects to record additional portions of these advances either as gains related to asset replacements, as lost profit recoveries or as offsets to such extra expenses.

NOTE 5 - TOKYO BASED VENTURE:
----------------------------

Since 1994 the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. During the three and six month periods ended June 30, 2001, the Company had a 40% interest in the Tokyo Venture, with 30% interests each held by Yagi Euro Nittan Corporation ("Yagi Euro", the operator) and Nittan Capital Group Limited ("Nittan").

                               Page 12 of 27 Pages

----------------------------------------

Effective June 30, 2001, this venture was disbanded and a new, substantially similar TK venture with Nittan was formed, in which the Company now has a 57.25% interest and Nittan (the operator) a 42.75% interest. The interests held by the Company and Nittan in the new venture are proportional to the direct interest each held in the original venture, once Yagi Euro's 30% interest was excluded. Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from the TK operator, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income (loss) from contractual arrangement. Summarized operating results of the Tokyo Venture for the three and six month periods respectively ended June 30, 2002 and June 30, 2001, along with the Company's share of those results, are presented below:

                       Three Months Ended               Six Months Ended
                  June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                  -------------   -------------   -------------   -------------

Revenues          $   2,551,283   $   3,317,863   $   5,355,307   $   8,135,120
Expenses              3,236,336       4,057,201       6,359,453       8,831,174
                  -------------   -------------   -------------   -------------
Loss                   (685,053)       (739,338)     (1,004,146)       (696,054)
                  =============   =============   =============   =============

Company's share   ($    392,193)  ($    295,735)  ($    574,874)  ($    278,422)
                  =============   =============   =============   =============


NOTE 6 - NET CAPITAL REQUIREMENTS:
---------------------------------

MFI is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At June 30, 2002, MFI had regulatory net capital approximating $21.3 million and a regulatory net capital requirement of $250,000.

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

                               Page 13 of 27 Pages

--------------------------------------

Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six month periods respectively ended June 30, 2002 and June 20, 2001 as defined by SFAS 131 consist of the United States, United Kingdom, Mexico and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom amounts include the London branch of MFI and the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Monecor (London) Limited ("Monecor"), with net income amounts net of Monecor's minority interest. Mexico amounts are derived from the Company's Mexico office. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See Note 5 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2001 and which are not expected to meet these thresholds for the year ended December 31, 2002 have been included in "All Other."

                                       United
                     United States     Kingdom         Japan         Mexico        All Other        Total
                     ------------   ------------   ------------   ------------   ------------   ------------
Three months ended
   June 30, 2002
Operating revenues   $ 25,635,052   $ 11,399,698   $              $    989,001   $    266,104   $ 38,289,855
Net income (loss)       2,130,629        253,665       (417,391)        78,129         64,378      2,109,410
Assets                118,346,434     23,076,370      7,185,858      2,112,609      1,431,589    152,152,860

Three months ended
   June 30, 2001
Operating revenues   $ 27,298,308   $ 11,311,798   $              $    994,591   $    356,996   $ 39,961,693
Net income (loss)       2,618,916        242,801       (253,075)        74,542         35,735      2,718,919
Assets                 74,887,150     23,452,124      7,677,975      1,705,125      1,026,634    108,749,008

Six months ended
   June 30, 2002
Operating revenues   $ 49,469,193   $ 23,370,255   $              $  2,259,019   $    502,172   $ 75,600,639
Net income (loss)       3,265,426        474,732       (611,390)       238,046        109,795      3,476,609

Six months ended
   June 30, 2001
Operating revenues   $ 52,727,182   $ 25,035,433   $              $  1,723,660   $    714,818   $ 80,201,093
Net income (loss)       4,276,092        969,487       (308,794)        34,299         92,117      5,063,201


                               Page 14 of 27 Pages

--------------------------------------

Included below are reconciliations of reportable assets to the Company's consolidated totals as reported in the consolidated statements of financial condition in this report and in the Company's Form 10-Q for the quarterly period ended June 30, 2001 (with certain reclassifications).

                                                         As of June 30,
                                                         --------------
                                                      2002             2001
                                                      ----             ----

Total for reportable segments                    $ 150,721,271    $ 107,722,374
Other assets                                         1,431,589        1,026,634
Elimination of intersegment receivables            (11,811,303)     (13,698,293)
Elimination of investments in other segments       (14,549,715)     (15,738,154)
                                                 -------------    -------------
    Consolidated total                           $ 125,791,842    $  79,312,561
                                                 =============    =============


NOTE 8 - LONDON BASED VENTURE:
-----------------------------

In May 2002, the Company's London-based holding subsidiary, Euro Brokers Holdings Limited ("EBHL"), received a judgment from the London High Court of Justice enabling it to purchase Monecor's 50% shareholding in EBFL at a 30% discount to the book value attributable to this shareholding as of December 2000. As of June 30, 2002, the amount recorded for Monecor's interest in EBFL exceeded the Company's estimate of this purchase price by more than (pound)1 million ($1.5 million).

The Company sought this judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. If this judgment withstands Monecor's appeal, the Company will record a one-time extraordinary gain provided the amount recorded for Monecor's interest in EBFL continues to exceed the purchase price.

                               Page 15 of 27 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        Three Months Ended June 30, 2002
                  Compared to Three Months Ended June 30, 2001

Commission income for the three months ended June 30, 2002 and the three months ended June 30, 2001 were comparable at $37,722,296 and $38,074,902, respectively. In New York, commission levels increased slightly, notwithstanding the sub-optimal infrastructure of the Company's temporary facilities since the September 11th terrorist attacks. The Company anticipates moving to permanent New York office facilities at the beginning of 2003. The increase in New York primarily reflects increased brokerage of U.S. Treasury and federal agency repurchase agreements and federal agency bonds and brokerage derived from the newly-started credit derivatives and leveraged finance departments, offset in part by reduced brokerage in emerging market debt and the suspension or discontinuation of certain operations after the September 11th terrorist attacks. In London, commission levels were comparable reflecting the net effects of brokerage derived from the newly-started credit derivatives department, the currency effect of translating strengthened British pound sterling amounts to U.S. dollars and reduced brokerage of emerging market debt.

Trading gains on securities transactions decreased $869,674 to $567,559 for the three months ended June 30, 2002, compared to $1,437,233 for the three months ended June 30, 2001, primarily due to decreases in trading gains on municipal securities transactions and in gains generated in the Company's investment account.

Interest income for the three months ended June 30, 2002 decreased $135,246 to $399,450, compared to $534,696 for the three months ended June 30, 2001, reflecting a decrease in the average inventory of municipal securities held and a lower interest rate environment for the Company's deposits and cash and cash equivalents.

Other income items for the three months ended June 30, 2002 resulted in a loss of $184,302, as compared to income of $481,345 for the three months ended June 30, 2001. This change resulted primarily from a loss of $392,193 on the Company's interest in the Tokyo Venture for the three months ended June 30, 2002, as compared to a loss of $295,735 for the three months ended June 30, 2001, and during the prior period only, a one-time gain of $390,000 on the sale of the Company's 15% interest in Yagi Euro and income of $450,000 from the licensing to Telerate, Inc. of financial information derived from the Company's brokerage business. This licensing arrangement was effectively terminated during the fourth quarter of 2001 as a result of the bankruptcy of Telerate. Offsetting these decreases to other income was the receipt during the current period of $186,000 as a partial settlement of the Company's insurance claim for the impact of the September 11th attacks on London operations, as well as foreign exchange gains during the current period as compared to foreign exchange losses during the prior period.

Compensation and related costs for the three months ended June 30, 2002 decreased $1,557,131 to $25,625,477, compared to $27,182,608 for the three months ended June 30, 2001, primarily as a result of a decrease in operating

                               Page 16 of 27 Pages
revenues (commission income, trading gains on securities transactions and financial information licensing revenues) and continued cost reduction efforts in London and New York, offset in part by the currency effect of translating strengthened British pound sterling amounts to U.S. dollars. As a percentage of operating revenues, compensation and related costs were comparable at 67% and 68% for the three months ended June 30, 2002 and the three months ended June 30, 2001, respectively.

Communication costs for the three months ended June 30, 2002 increased $212,910 to $2,755,744, compared to $2,542,834 for the three months ended June 30, 2001, primarily reflecting the net effect of increased costs in London and decreased costs in New York.

Travel and entertainment costs for the three months ended June 30, 2002 decreased $72,629 to $1,729,970, compared to $1,802,599 for the three months ended June 30, 2001. As a percentage of operating revenues, travel and entertainment costs were 4.5% for both the three months ended June 30, 2002 and the three months ended June 30, 2001.

Occupancy costs represent expenses incurred in connection with the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 2002, these costs increased $366,042 to $1,052,511, compared to $686,469 for the three months ended June 30, 2001, reflecting the net effect of the reversal in the prior period of a $411,000 accrual for lease break costs associated with the World Trade Center lease and reduced costs in the current period for office space in New York resulting from the use of temporary facilities following the September 11th attacks.

Clearing fees are fees for transaction settlements and credit enhancements, which generally are charged by clearing institutions through which the Company processes securities transactions. For the three months ended June 30, 2002, these costs decreased $92,221 to $808,942, compared to $901,163 for the three months ended June 30, 2001, primarily as a result of a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended June 30, 2002, depreciation and amortization decreased $410,322 to $584,353, compared to $994,675 for the three months ended June 30, 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in 2001.

Interest expense for the three months ended June 30, 2002 decreased $159,625 to $49,635, compared to $209,260 for the comparable period in 2001, primarily as a result of using more of the Company's increased cash and cash equivalents to finance municipal securities positions, reducing the level of margin borrowings.

                               Page 17 of 27 Pages

During the three months ended June 30, 2002, the Company recorded net costs of $46,668 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $412,937 reduced by the portion of these expenses, $366,269, that is considered probable of recovery under the extra expense portion of the Company's insurance coverage. These costs include the use of outside professionals and hiring costs.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended June 30, 2002, these expenses decreased $315,733 to $1,300,313, as compared to $1,616,046 for the three months ended June 30, 2001, primarily as a result of decreases in professional fees and other general, administrative and other expenses.

Provision for income taxes for the three months ended June 30, 2002 increased $393,257 to $2,256,007, compared to $1,862,750 for the three months ended June 30, 2001 notwithstanding the slight decrease in pre-tax income, primarily due to losses generated during the current period in certain jurisdictions where no benefit was recordable and tax planning strategies applied in the prior period on gains earned on the sale of the Company's interest in Yagi Euro and other investments.

For the three months ended June 30, 2002, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $185,973, as compared to a reduction of $4,721 during the three months ended June 30, 2001. The increase in this amount primarily reflected the increased profitability of EBFL, the Company's combined venture with Monecor in London.

Loss from equity affiliate during the three months ended June 30, 2001 of $6,132 represented the Company's share of the losses generated by its 15% equity affiliate, Yagi Euro. The Company sold this investment during the second quarter of 2001 to Yagi Tanshi Company, Limited, Yagi Euro's other shareholder.


                         Six Months Ended June 30, 2002
                   Compared to Six Months Ended June 30, 2001

Commission income for the six months ended June 30, 2002 decreased $1,554,194 to $74,970,451, compared to $76,524,645 for the comparable period in 2001, primarily from decreased brokerage in London. This decrease primarily reflected the combined effect of the discontinuance of a department and reduced brokerage of emerging market debt, offset in part by brokerage derived from the newly-started credit derivatives department. In New York, commission levels increased during the six months ended June 30, 2002 over the six months ended June 30, 2001. The increase primarily reflected increased brokerage of U.S. Treasury and federal agency repurchase agreements and federal agency bonds and brokerage derived from the newly-started credit derivatives and leveraged finance departments, offset in part by reduced brokerage in emerging market debt and the suspension or discontinuation of certain operations after the September 11th terrorist attacks.

                               Page 18 of 27 Pages

Trading gains on securities transactions decreased $2,096,102 to $630,188 for the six months ended June 30, 2002, compared to $2,726,290 for the six months ended June 30, 2001, primarily due to a decrease in trading gains on municipal securities transactions.

Interest income for the six months ended June 30, 2002 decreased $376,147 to $800,605, compared to $1,176,752 for the six months ended June 30, 2001, reflecting a decrease in the average inventory of municipal securities held and a lower interest rate environment for the Company's deposits and cash and cash equivalents.

Other income items for the six months ended June 30, 2002 resulted in a loss of $378,028, as compared to income of $992,122 for the six months ended June 30, 2001. This change resulted primarily from a loss of $574,874 on the Company's interest in the Tokyo Venture for the six months ended June 30, 2002, as compared to a loss of $278,422 for the six months ended June 30, 2001, and during the prior period only, a one-time gain of $390,000 on the sale of the Company's 15% interest in Yagi Euro and income of $950,000 from the licensing to Telerate, Inc. of financial information derived from the Company's brokerage business. Offsetting these decreases to other income was the receipt during the current period of $186,000 as a partial settlement of the Company's insurance claim for the impact of the September 11th attacks on London operations, as well as foreign exchange gains during the current period as compared to foreign exchange losses during the prior period.

Compensation and related costs for the six months ended June 30, 2002 decreased $3,608,314 to $50,759,649, compared to $54,367,963 for the six months ended June 30, 2001, primarily as a result of a decrease in operating revenues (commission income, trading gains on securities transactions and financial information licensing revenues), continued cost reduction efforts in London and New York and the lack of compensation paid on the revenue generated on the Company's March 11th charity day (see further discussion of charity day below). As a percentage of operating revenues, compensation and related costs were comparable at 67% and 68% for the six months ended June 30, 2002 and the six months ended June 30, 2001, respectively.

Communication costs for the six months ended June 30, 2002 increased $41,393 to $5,355,161, compared to $5,313,768 for the six months ended June 30, 2001, primarily reflecting the net effects of increased costs in London and decreased costs in New York.

Travel and entertainment costs for the six months ended June 30, 2002 decreased $123,169 to $3,327,333, compared to $3,450,502 for the six months ended June 30, 2001. As a percentage of operating revenues, travel and entertainment costs were comparable, at 4.4% and 4.3%, for the six months ended June 30, 2002 and the six months ended June 30, 2001, respectively.

Occupancy costs for the six months ended June 30, 2002 increased $254,530 to $2,058,537, compared to $1,804,007 for the six months ended June 30, 2001, reflecting the net effect of the reversal in the prior period of a $411,000 accrual for lease break costs associated with the World Trade Center lease and reduced costs in the current period for office space in New York resulting from the use of temporary facilities following the September 11th attacks.

                               Page 19 of 27 Pages

Clearing fees for the six months ended June 30, 2002 decreased $198,140 to $1,558,924, compared to $1,757,064 for the six months ended June 30, 2001, primarily as a result of a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense for the six months ended June 30, 2002 decreased $936,220 to $1,109,853, compared to $2,046,073 for the six months ended June 30, 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in 2001.

Interest expense for the six months ended June 30, 2002 decreased $316,154 to $101,288, compared to $417,442 for the comparable period in 2001, primarily as a result of using more of the Company's increased cash and cash equivalents to finance municipal securities positions, reducing the level of margin borrowings.

During the six months ended June 30, 2002, the Company recorded net costs of $518,042 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $1,658,547 reduced by the portion of these expenses, $1,140,505, that is considered probable of recovery under the extra expense portion of the Company's insurance coverage. These costs include the use of outside professionals, hiring costs and benefits for the families of deceased employees.

During the six months ended June 30, 2002, the Company made a charitable contribution to the Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

General, administrative and other expenses for the six months ended June 30, 2002 decreased $769,424 to $2,434,795, as compared to $3,204,219 for the six months ended June 30, 2001, primarily as a result of decreases in professional fees and other general, administrative and other expenses.

Provision for income taxes were comparable for the six months ended June 30, 2002 and the six months ended June 30, 2001 at $3,699,575 and $3,708,063, respectively, notwithstanding the decreased levels of pre-tax income, primarily due to losses generated during the current period in certain jurisdictions where no benefit was recordable and tax planning strategies applied in the prior period on gains earned on the sale of the Company's interest in Yagi Euro and other investments.

                               Page 20 of 27 Pages

For the six months ended June 30, 2002, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $404,217, as compared to a reduction of $297,499 during the six months ended June 30, 2001. The increase in this amount primarily reflected the increased profitability of EBFL, the Company's combined venture with Monecor in London.

Income from equity affiliate during the six months ended June 30, 2001 of $9,992 represented the Company's share of the income realized by its 15% equity affiliate, Yagi Euro. The Company sold this investment during the second quarter of 2001 to Yagi Tanshi Company, Limited, Yagi Euro's other shareholder.


                         Liquidity and Capital Resources

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Securities owned principally reflect municipal security positions taken in connection with the Company's brokerage of municipal securities business. Positions are generally held for short periods of time and for the purpose of facilitating anticipated customer needs and are financed either from the Company's cash resources or by margin borrowings from a broker-dealer that clears these transactions on the Company's behalf on a fully-disclosed basis. At June 30, 2002, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to its municipal securities business of approximately $4.2 million, reflecting securities owned of approximately $22.8 million, financed by a payable to this clearing broker of approximately $18.6 million.

MFI is a member of the GSCC for the purpose of clearing transactions in U.S. Treasury and federal agency bonds and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

At June 30, 2002, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.6 million at June 30, 2002) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

                               Page 21 of 27 Pages

The Company expects significant cash outlays during 2002 associated with the build-out of a new permanent headquarters in New York, with preliminary estimates suggesting costs in excess of $13 million. The Company anticipates that its property casualty insurance coverage, which provides for replacement costs for fixed assets destroyed in the September 11th attacks with a limit of approximately $14 million, will provide sufficient liquidity for these costs. To date the Company's insurer has provided cash advances, relating to both the property casualty and business interruption policies, of $15 million.

As of June 30, 2002, the Company had authorization remaining for the repurchase of up to 986,000 shares of its common stock under the share repurchase program authorized by its Board of Directors in July 2001, which was expanded in the immediate aftermath of the September 11th attacks to 1,200,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC.

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


                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company and its business, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as market and economic conditions, the ability of the New York financial community, in general, and the Company, specifically, to recover from the World Trade Center terrorist attacks, the effects of any additional terrorist acts and governments' military and other responses to them, the scope and timing of insurance recoveries from the Company's business insurance carriers, the success of technology development and deployment, the status of relationships with employees, clients, business partners, vendors and clearing firms, possible third-party litigations or other unanticipated contingencies, the actions of

                               Page 22 of 27 Pages
competitors and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "September 11th Terrorist Attacks," "Competition," "Regulation," "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2001 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk analysis did not materially change from the market risk analysis as of December 31, 2001 presented in the Company's 2001 Form 10-K.

                               Page 23 of 27 Pages

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On June 6, 2002, the Company held its annual meeting of stockholders (the "Meeting"). At the Meeting, stockholders re-elected three directors - Gilbert D. Scharf, Michael J. Scharf and Larry S. Kopp - as Class III directors of the Company, to serve terms expiring at the Company's third succeeding annual meeting of stockholders in 2005.

In addition, stockholders at the Meeting approved the Company's 2002 Stock Option Plan and the Company's Key Executive Incentive Bonus Plan.

At the Meeting, stockholders were not asked to ratify the Company's selection of auditors for fiscal year 2002 because the Company's Audit Committee, at the time of mailing of the proxy materials for the Meeting, had not yet had an opportunity to consider the matter. Subsequently, the Audit Committee met and determined to continue to retain PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002.

At the Meeting, 6,524,502 shares of the Company's common stock were represented by proxy or ballot, comprising approximately 86.7% of the 7,528,524 shares of common stock outstanding at the close of business on April 26, 2002, the record date for the Meeting. Specific voting results for each of the three proposals described above were as follows:

                  1.       Election of Directors:

                           Gilbert D. Scharf
                           -----------------
                           For:                       6,335,107
                           Withheld:                    189,305

                           Michael J. Scharf
                           -----------------
                           For:                       6,407,097
                           Withheld:                    117,405

                           Larry S. Kopp
                           -------------
                           For:                       6,416,897
                           Withheld:                    107,605

                               Page 24 of 27 Pages

                  2.       Approval of the Company's 2002 Stock Option Plan:

                           For:                       2,588,296
                           Against:                     967,183
                           Abstain:                      38,968
                           Broker non-votes:          2,930,055

                  3.       Approval of the Company's Key Executive Incentive
                           Bonus Plan:

                           For:                       3,095,681
                           Against:                     454,878
                           Abstain:                      43,888
                           Broker non-votes:          2,930,055


Item 5.  Other Information

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, the Company's London-based holdings subsidiary, EBHL, received a favorable judgment in May 2002 from the London High Court of Justice in its lawsuit against Monecor regarding their respective 50% shareholdings in EBFL. The decision, subject to Monecor's right to appeal, permits EBHL to purchase Monecor's 50% interest in EBFL at a 30% discount to its net book value as of late December 2000. As of June 30, 2002, the amount recorded for Monecor's interest in EBFL exceeded the Company's estimate of this purchase price by more than (pound)1 million ($1.5 million).

Monecor subsequently has decided to appeal the judgment to the London Court of Appeal, and a hearing date is currently scheduled for the first week of December 2002. Accordingly, a final decision may not be rendered on the appeal until early 2003. Assuming the judgment is upheld on appeal, the Company would at that time record an extraordinary gain reflecting the difference between the then-recorded amount for Monecor's interest in EBFL and the discounted purchase price.

                               Page 25 of 27 Pages

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                             Description
-----------                             -----------

4.1 Warrant Agreement, dated as of April 19, 2002, between the Company and certain employees (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 18, 2002).

10.1+ Maxcor Financial Group Inc. 2002 Stock Option Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 30, 2002, relating to its 2002 Annual Meeting of Stockholders)


10.2+ Maxcor Financial Group Inc. Key Executive Incentive Bonus Plan (incorporated herein by reference to Appendix B to the Company's Proxy Statement on Schedule 14A, dated April 30, 2002, relating to its 2002 Annual Meeting of Stockholders)

+ Connotes a compensatory plan or arrangement in which a director or executive officer of the Company participates.

(b)  Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed two Current Reports on Form 8-K, respectively dated April 18, 2002 and April 30, 2002. The earlier filed Form 8-K reported on the formation by the Company's broker-dealer subsidiary of a leveraged finance group to perform certain investment banking and sales and trading services and the Company's issuance of (and, if certain performance thresholds are met, promise to issue) common stock purchase warrants to newly-hired employees of the group. The later filed Form 8-K filed a Letter to Stockholders that was included as part of the Company's 2001 Annual Report.

                               Page 26 of 27 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002


                                    MAXCOR FINANCIAL GROUP INC.
                                    (Registrant)



                                    /s/ GILBERT D. SCHARF
                                    --------------------------------------------
                                    Gilbert D. Scharf, Chairman of the Board,
                                    President and Chief Executive Officer



                                    /s/ STEVEN R. VIGLIOTTI
                                    --------------------------------------------
                                    Steven R. Vigliotti, Chief Financial Officer





In connection with this report, each officer signing above has separately furnished the Securities and Exchange Commission with the certification required to be furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).

                              Page 27 of 27 Pages