Form 10-Q
period 2002-09-30
MAXCOR FINANCIAL GROUP INC
filed 2002-11-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002


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

         Yes [X]                                  No [ ]

         The number of shares of common stock, par value $.001 per share, of registrant outstanding as of November 13, 2002 was 7,267,124.


                        The Exhibit Index is on Page 30.

                               Page 1 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                    3

         Consolidated Statements of Financial Condition                       4

         Consolidated Statements of Operations                                5

         Consolidated Statements of Changes in Stockholders' Equity           6

         Consolidated Statements of Cash Flows                                7

         Notes to the Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          24

Item 4.  Controls and Procedures                                             24


                           PART II. OTHER INFORMATION

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    26

Signatures                                                                   27

Certifications                                                               28

Exhibit Index                                                                30


                               Page 2 of 117 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)






                               Page 3 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                       September 30,     December 31,
                                                                           2002              2001
                                                                       -------------    -------------
ASSETS
------
Cash and cash equivalents                                              $  45,397,641    $  49,565,284
Deposits with clearing organizations                                       6,325,079        6,336,080
Receivable from broker-dealers and customers                              24,613,558       18,035,532
Securities failed-to-deliver                                              12,311,263      184,768,776
Securities owned, held at clearing firms                                  30,062,104       12,090,074
Prepaid expenses and other assets                                          3,866,235        3,504,000
Deferred tax asset                                                           338,352          221,112
Fixed assets                                                               7,701,787        4,796,434
                                                                       -------------    -------------

     Total assets                                                      $ 130,616,019    $ 279,317,292
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Payable to broker-dealers                                           $  19,610,587    $   6,638,824
   Securities sold, not yet purchased                                      2,349,821
   Securities failed-to-receive                                           12,500,338      183,649,730
   Accounts payable and accrued liabilities                               26,760,573       27,467,826
   Accrued compensation payable                                           17,996,160       21,187,513
   Income taxes payable                                                    2,568,849        1,010,907
   Deferred taxes payable                                                    389,220          414,068
   Obligations under capitalized leases                                      839,750          204,252
   Note payable                                                                               447,978
                                                                       -------------    -------------

                                                                          83,015,298      241,021,098
                                                                       -------------    -------------

Minority interest in consolidated subsidiary                               5,206,694        3,979,291
                                                                       -------------    -------------
Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
    authorized; none issued at September 30, 2002 and
    December 31, 2001
   Common stock, $.001 par value, 30,000,000 shares
    authorized; 12,155,064 and 11,612,769 shares issued
    at September 30, 2002 and December 31, 2001, respectively                 12,155           11,613
   Additional paid-in capital                                             36,342,452       33,731,266
   Treasury stock at cost; 4,805,940 and 4,586,540 shares of
    common stock held at September 30, 2002 and December 31, 2001,
     respectively                                                        (10,170,475)      (8,992,281)
   Retained earnings                                                      14,781,965        8,195,155
   Accumulated other comprehensive income:
       Foreign translation adjustments                                     1,427,930        1,371,150
                                                                       -------------    -------------

      Total stockholders' equity                                          42,394,027       34,316,903
                                                                       -------------    -------------

      Total liabilities and stockholders' equity                       $ 130,616,019    $ 279,317,292
                                                                       =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 4 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                               For the Three Months Ended        For the Nine Months Ended
                                             ------------------------------    ------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                                 2002             2001             2002             2001
                                             -------------    -------------    -------------    -------------
Revenue:
  Commission income                          $  38,502,990    $  30,206,468    $ 111,658,633    $ 104,181,900
  Principal transactions                         4,656,236        2,200,400        7,101,232        7,475,903
  Insurance recoveries                             645,297        4,498,144          830,985        4,498,144
  Interest income                                  532,767          580,005        1,333,372        1,756,757
  Other                                            207,402          196,149         (356,314)       1,188,271
                                             -------------    -------------    -------------    -------------
                                                44,544,692       37,681,166      120,567,908      119,100,975
                                             -------------    -------------    -------------    -------------

Costs and expenses:
  Compensation and related costs                29,081,451       27,006,122       79,841,100       81,374,085
  Communication costs                            3,139,252        2,696,838        8,494,413        8,010,606
  Travel and entertainment                       1,884,396        1,625,367        5,211,729        5,075,869
  Occupancy costs                                1,015,067          278,230        3,073,604        2,082,237
  Clearing fees                                    820,207          888,453        2,379,131        2,645,517
  Depreciation and amortization                    649,737          896,946        1,759,590        2,943,019
  Costs related to World Trade Center
   attacks                                         358,300                           876,342
  Interest expense                                  93,254          186,578          194,542          604,020
  Contribution to The Euro Brokers Relief
   Fund, Inc.                                                                      1,219,233
  General, administrative and other
   expenses                                      1,379,568        1,253,679        3,814,363        4,457,898
                                             -------------    -------------    -------------    -------------
                                                38,421,232       34,832,213      106,864,047      107,193,251
                                             -------------    -------------    -------------    -------------


Income before provision for income taxes,
  minority interest and income from equity
  affiliate                                      6,123,460        2,848,953       13,703,861       11,907,724

Provision for income taxes                       2,507,685        1,044,665        6,207,260        4,752,728
                                             -------------    -------------    -------------    -------------

Income before minority interest and
 income from equity affiliate                    3,615,775        1,804,288        7,496,601        7,154,996

Minority interest in (income) loss of
 consolidated subsidiaries                        (505,574)         163,890         (909,791)        (133,609)

Income from equity affiliate                                                                            9,992
                                             -------------    -------------    -------------    -------------

Net income                                   $   3,110,201    $   1,968,178    $   6,586,810    $   7,031,379
                                             =============    =============    =============    =============

Weighted average common shares
 outstanding - basic                             7,425,138        7,082,859        7,309,591        7,475,472

Weighted average common shares
 outstanding - diluted                           8,268,393        7,717,083        8,229,261        7,737,912

Basic earnings per share                     $         .42    $         .28    $         .90    $         .94

Diluted earnings per share                   $         .38    $         .26    $         .80    $         .91

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 5 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
         FOR THE PERIODS ENDED DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
         --------------------------------------------------------------
                                   (Unaudited)

                                                                                           Retained     Accumulated
                                                             Additional                    Earnings        Other
                              Comprehensive      Common       Paid-in      Treasury      (Accumulated   Comprehensive
                                  Income         Stock        Capital        Stock         Deficit)        Income         Total
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------
Balance at
 December 31, 2000                            $     11,392  $ 33,187,415  ($ 5,679,008)  ($   823,247)  $  1,544,369   $ 28,240,921
Comprehensive income
 Net income for the year
  ended December 31, 2001      $  9,038,402                                                 9,038,402                     9,038,402
Foreign translation
 adjustment (inclusive of
 income tax expense of $882)       (123,169)                                                                (123,169)      (123,169)
Deferred hedging
 Reclassification to
   earnings (net of
   income tax benefit of
   $12,519)                         (50,050)                                                                 (50,050)       (50,050)
                               ------------
Comprehensive income           $  8,865,183
                               ============
Exercise of stock options
 including tax benefit of
 $101,822                                              221       543,851      (220,000)                                     324,072
Acquisition of treasury
 stock                                                                      (3,093,273)                                  (3,093,273)
Redeemable preferred
 stock dividends                                                                              (20,000)                      (20,000)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Balance at
 December 31, 2001                                  11,613    33,731,266    (8,992,281)     8,195,155      1,371,150     34,316,903
Comprehensive income
 Net income for nine
  months ended
  September 30, 2002           $  6,586,810                                                 6,586,810                     6,586,810
Foreign translation
 adjustment (inclusive of
 income tax benefit of
 $107,263)                           56,780                                                                   56,780         56,780
                               ------------
Comprehensive income           $  6,643,590
                               ============
Exercise of common stock
 purchase warrants                                     493     2,463,482                                                  2,463,975
Exercise of stock options
 including tax benefit of
 $40,291                                                49       147,704                                                    147,753
Acquisition of treasury
 stock                                                                      (1,178,194)                                  (1,178,194)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Balance at
 September 30, 2002                           $     12,155  $ 36,342,452  ($10,170,475)  $ 14,781,965   $  1,427,930   $ 42,394,027
                                              ============  ============  ============   ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 6 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                            For the Nine Months Ended
                                                                         ------------------------------
                                                                         September 30,    September 30,
                                                                             2002             2001
                                                                         -------------    -------------
Cash flows from operating activities:
     Net income                                                          $   6,586,810    $   7,031,379
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                         1,759,590        2,943,019
       Provision for doubtful accounts                                          (3,170)          23,230
       Gain on sale of equity affiliate                                                        (390,081)
       Minority interest in earnings of consolidated
         subsidiaries                                                          909,791          133,609
       Unreimbursed losses of equity affiliates and contractual
         arrangements                                                          356,770           57,272
       Net loss gain disposal of fixed assets                                                    (7,238)
       Deferred hedging loss                                                                    (55,017)
       Deferred income taxes                                                  (163,946)        (259,158)
     Change in assets and liabilities:
       Decrease in deposits with clearing organizations                         11,001              201
       Increase in receivable from broker-dealers and customers             (6,131,223)      (2,228,971)
       Decrease in securities failed-to-deliver                            172,457,513
       Increase in securities owned, held at clearing firm                 (17,972,030)      (1,777,359)
       (Increase) decrease in prepaid expenses and other assets               (283,438)       2,240,798
       Increase (decrease) in payable to broker-dealer                      12,971,763       (2,377,953)
       Increase in securities sold, not yet purchased                        2,349,821
       Decrease in securities failed-to-receive                           (171,149,392)
       (Decrease) increase in accounts payable and accrued
         liabilities                                                        (1,304,639)       1,151,387
       Decrease in accrued compensation payable                             (3,864,037)      (1,090,726)
       Increase in income taxes payable                                      1,479,392        1,777,983
                                                                         -------------    -------------
           Net cash (used in) provided by operating activities              (1,989,424)       7,172,375
                                                                         -------------    -------------

Cash flows from investing activities:
       Purchase of fixed assets                                             (3,849,391)      (1,620,113)
       Proceeds from the sale of fixed assets                                                    69,859
       Insurance proceeds recognized for destroyed fixed assets                               1,524,124
       Proceeds from the sale of equity affiliate                                             1,939,516
                                                                         -------------    -------------
           Net cash (used in) provided by investing activities              (3,849,391)       1,913,386
                                                                         -------------    -------------

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 7 of 117 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                         For the Nine Months Ended
                                                                       ----------------------------
                                                                       September 30,   September 30,
                                                                           2002            2001
                                                                       ------------    ------------
Cash flows from financing activities:
    Proceeds from the exercise of options                                   147,753         138,250
    Proceeds from the exercise of warrants                                2,463,975
    Repayment of notes payable                                             (447,978)       (379,391)
    Repayment of obligations under capitalized leases                      (128,423)       (105,477)
    Redeemable preferred stock dividends                                                    (20,000)
    Redemption of preferred stock                                                        (2,000,000)
    Acquisition of treasury stock                                        (1,178,194)     (2,966,815)
                                                                       ------------    ------------
       Net cash provided by (used in) financing activities                  857,133      (5,333,433)
                                                                       ------------    ------------

Effect of exchange rate changes on cash                                     814,039         (91,840)
                                                                       ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (4,167,643)      3,660,488

Cash and cash equivalents at beginning of period                         49,565,284      21,465,004
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $ 45,397,641    $ 25,125,492
                                                                       ============    ============

Supplemental disclosures of cash flow information:

Interest paid                                                          $    139,639    $    567,339
Income taxes paid                                                         3,985,992       2,643,596
Non-cash financing activities:
   Capital lease obligations incurred                                       730,837
   Receipt of shares in treasury for exercise price of stock options                        220,000
   Receipt of shares in treasury for receivable due                                          81,733

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 8 of 117 Pages

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

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities with principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico, and correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading brokerage operations in municipal bonds, high-yield and distressed debt and equities.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").


                               Page 9 of 117 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods respectively ended September 30, 2002 and September 30, 2001:

                                             Three Months Ended          Nine Months Ended
                                         -------------------------   -------------------------
                                         September 30, September 30, September 30, September 30,
                                             2002          2001          2002          2001
                                         -----------   -----------   -----------   -----------
Numerator (basic and diluted
  calculation):
Net income                               $ 3,110,201   $ 1,968,178   $ 6,586,810   $ 7,031,379
Less redeemable preferred stock
  dividends                                                                            (20,000)
                                         -----------   -----------   -----------   -----------
  Net income available to common
    stockholders                           3,110,201     1,968,178     6,586,810     7,011,379
Denominator:
Weighted average common shares
    outstanding  - basic calculation       7,425,138     7,082,859     7,309,591     7,475,472
Dilutive effect of stock options and
    warrants                                 843,255       634,224       919,670       262,440
                                         -----------   -----------   -----------   -----------
Weighted average common shares
    outstanding - diluted calculation      8,268,393     7,717,083     8,229,261     7,737,912
Earnings per share:
    Basic                                $       .42   $       .28   $       .90   $       .94
    Diluted                              $       .38   $       .26   $       .80   $       .91
Antidilutive common stock equivalents:
    Options                                  260,000       620,000       260,000       620,000
    Warrants                                               734,980                     734,980

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

Common stock, options and warrants:
-----------------------------------

At December 31, 2001, the Company had outstanding 7,026,229 shares of common stock and held 4,586,540 shares in treasury. During the nine months ended September 30, 2002, the Company issued 49,500 shares pursuant to options exercised under the Company's 1996 Stock Option Plan.

At December 31, 2001, the Company had outstanding 685,948 redeemable common stock purchase warrants, issued in connection with the Company's initial public offering (the "IPO


                              Page 10 of 117 Pages

-----------------------------------------

Warrants") and 49,032 Series B redeemable common stock purchase warrants, issued in connection with the Company's acquisition of EBIC and economically identical in their terms to the other series of warrants (the "Acquisition Warrants"). During April 2002, the Company issued 492,795 shares of common stock upon the exercise of a like number of IPO Warrants and Acquisition Warrants and received total proceeds of $2,463,975. The remaining IPO Warrants and Acquisition Warrants expired on April 12, 2002.

During the nine months ended September 30, 2002, the Company repurchased 219,400 shares under the existing share repurchase program authorized by the Board of Directors in July 2001 and expanded in September 2001. As of September 30, 2002, the Company had 766,600 shares remaining under this expanded authorization.

As a result of these activities, at September 30, 2002, the Company had outstanding 7,349,124 shares of common stock and held 4,805,940 shares in treasury.

At the Company's annual meeting in June 2002, the Company's stockholders approved the Company's 2002 Stock Option Plan. The 2002 Stock Option Plan provides for incentive awards to directors, officers, employees and consultants of the Company and its subsidiaries, including the granting of stock options, stock appreciation rights, restricted stock and stock bonus awards as determined by the compensation committee of the Board of Directors. A total of 1,500,000 shares were authorized for awards under the 2002 Stock Option Plan.

During April 2002, the Company issued 500,000 common stock purchase warrants (from treasury) to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued have an exercise price of $5.875 and vest at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program provides for the granting of an additional 500,000 common stock purchase warrants (from treasury) upon the achievement of specific performance goals with exercise prices equal to the higher of the book value per share and the fair market value per share of the Company's common stock at the time of grant.

At September 30, 2002, the Company had 1,530,000 shares reserved for issuance upon exercise of options under the Company's 1996 Stock Option Plan, 1,500,000 shares reserved for issuance in connection with awards under the 2002 Stock Option Plan and 1,000,000 shares reserved in treasury for the exercise of the Leveraged Finance Warrants.

NOTE 4 - ATTACKS ON WORLD TRADE CENTER:
--------------------------------------

On September 11, 2001, the Company's headquarters on the 84th floor of Two World Trade Center in downtown New York were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of these attacks, 61 employees and staff members were killed, out of a New York work force approximating 300. The Company also lost all of the property and technical infrastructure maintained at Two World Trade Center


                              Page 11 of 117 Pages

--------------------------------------------------

and experienced a total disruption of its New York-based operations. On September 18, 2001, the Company relocated its entire New York-based operations to temporary facilities provided by Prudential Securities, the parent company of one of the Company's clearing firms, at One New York Plaza in lower Manhattan. The Company's U.S. insurance, underwritten by Kemper Insurance Companies ("Kemper"), provides coverage for replacement cost of destroyed property and losses from interruption of business operations, including profit recovery and extra expenses incurred to restore operations and minimize the period and total cost of disruption of operations. The Company's property casualty insurance has an aggregate limit of approximately $14 million. The Company's business interruption and extra expense insurance has an aggregate limit of approximately $21 million.

During the nine months ended September 30, 2002, the Company made a charitable contribution to The Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

Costs related to World Trade Center attacks during the three and nine month periods ended September 30, 2002 of $358,300 and $876,342 respectively, represent the net expenses incurred by the Company as a result of the September 11th attacks, such as the use of outside professionals, hiring costs, benefits for the families of deceased employees and forgone sublet income on additional space in London re-allocated for use by New York employees. The gross amount of these expenses for the three and nine month periods ended September 30, 2002 of $922,055 and $2,580,602 respectively, has been reduced by $563,755 and $1,704,260 respectively, representing the portion of these expenses that is considered probable of recovery or has been recovered under insurance coverages.

Through September 30, 2002, the Company has received cash advances from Kemper under the insurance policies totaling $20 million. Included in accounts payable and accrued liabilities at September 30, 2002 is the portion of these advances, approximately $11 million, that has not yet been recognized as recoverable for destroyed fixed assets or business interruption (profit recovery and extra expense). In future periods, as claims under the policies are processed and settled or otherwise resolved and additional expenses related to recovering from the September 11th attacks are incurred, the Company expects to record additional portions of these advances either as gains related to asset replacements, as lost profit recoveries or as offsets to such extra expenses.

During the three and nine months ended September 30, 2002, the Company recorded as revenues $645,297 and $830,985, respectively, received under a separate U.K. insurance policy with Norwich Union to settle the Company's claim for the impact of the September 11th attacks on its London operations. The Company also received an additional $328,000 under this policy for lost sublet income on excess space in its London premises that was re-allocated for use by New York employees in the aftermath of the September 11th attacks. This amount is reflected as a reduction


                              Page 12 of 117 Pages

--------------------------------------------------

to the gross occupancy charge for unused space of $512,000 recorded during the three and nine months ended September 30, 2002 and included in costs related to World Trade Center attacks (see above).

NOTE 5 - TOKYO BASED VENTURE:
----------------------------

Since 1994 the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. Through June 30, 2001, the Company had a 40% interest in the Tokyo Venture, with 30% interests each held by Yagi Euro Nittan Corporation ("Yagi Euro", the operator) and Nittan Capital Group Limited ("Nittan"). Effective June 30, 2001, this venture was disbanded and a new, substantially similar TK venture with Nittan was formed, in which the Company now has a 57.25% interest and Nittan (the operator) a 42.75% interest. The interests held by the Company and Nittan in the new venture are proportional to the direct interest each held in the original venture, once Yagi Euro's 30% interest was excluded. Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from the TK operator, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income (loss) from contractual arrangement. Summarized operating results of the Tokyo Venture for the three and nine month periods respectively ended September 30, 2002 and September 30, 2001, along with the Company's share of those results, are presented below:

                        Three Months Ended               Nine Months Ended
                    ---------------------------    ----------------------------
                    September 30,  September 30,   September 30,   September 30,
                        2002           2001            2002            2001
                    ------------   ------------    ------------    ------------

Revenues            $  3,104,409   $  3,789,153    $  8,459,715    $ 11,924,273
Expenses               3,042,535      3,994,501       9,401,988      12,825,676
                    ------------   ------------    ------------    ------------
Income (loss)       $     61,874   ($   205,348)   ($   942,273)   ($   901,403)
                    ============   ============    ============    ============

Company's share     $     35,423   ($   100,471)   ($   539,451)   ($   378,892)
                    ============   ============    ============    ============

NOTE 6 - NET CAPITAL REQUIREMENTS:
---------------------------------

MFI, as a registered broker dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Clearing Corporation ("GSCC") also requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, a number of the


                              Page 13 of 117 Pages

---------------------------------------------

Company's other subsidiaries operating in various countries are subject to capital rules and regulations issued by the designated regulatory authorities to which they are subject. At September 30, 2002, MFI had regulatory net capital approximating $22.4 million and a regulatory net capital requirement of $250,000.

NOTE 7 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine month periods respectively ended September 30, 2002 and September 30, 2001 as defined by SFAS 131 consist of the United States, United Kingdom, Mexico and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. United Kingdom amounts include the London branch of MFI and the consolidated balances of Euro Brokers Finacor Limited ("EBFL"), the Company's combined venture with Monecor (London) Limited ("Monecor"), with net income amounts net of Monecor's minority interest. Mexico amounts are derived from the Company's Mexico office. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See Note 5 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2001 and which are not expected to meet these thresholds for the year ended December 31, 2002 have been included in "All Other."

                                        United
                      United States     Kingdom         Japan           Mexico        All Other         Total
                      -------------   ------------   ------------    ------------    ------------   ------------
Three months ended
  September 30, 2002
Operating revenues     $ 26,451,290   $ 15,798,544   $               $    731,065    $    315,262   $ 43,296,161
Net income (loss)         1,903,205      1,133,661          1,796         (12,137)         83,676      3,110,201
Assets                  121,245,443     25,246,106        214,182       1,544,490       1,574,392   $149,824,613

Three months ended
 September 30, 2001
Operating revenues     $ 19,778,616   $ 11,574,201   $               $  1,109,754    $    444,297   $ 32,906,868
Net income                1,567,095        211,262         46,415         118,354          25,052      1,968,178
Assets                   68,195,756     23,387,972      7,813,018       2,005,828       1,137,060    102,539,634

Nine months ended
 September 30, 2002
Operating revenues     $ 75,920,483   $ 39,168,799   $               $  2,990,084    $    817,434   $118,896,800
Net income (loss)         5,168,631      1,608,393       (609,594)        225,909         193,471      6,586,810

Nine months ended
 September 30, 2001
Operating revenues     $ 72,505,798   $ 36,609,634   $               $  2,833,414    $  1,159,115   $113,107,961
Net income (loss)         5,843,188      1,180,749       (262,379)        152,652         117,169      7,031,379

                              Page 14 of 117 Pages

--------------------------------------

Included below are reconciliations of reportable assets to the Company's consolidated totals as reported in the consolidated statements of financial condition in this report and in the Company's Form 10-Q for the quarterly period ended September 30, 2001 (with certain reclassification).

                                                       As of September 30,
                                                -------------------------------
                                                     2002              2001
                                                -------------     -------------

Total for reportable segments                   $ 148,250,221     $ 101,402,574
Other assets                                        1,574,392         1,137,060
Elimination of intersegment receivables            (4,658,879)      (14,584,201)
Elimination of investments in other
  segments                                        (14,549,715)      (14,549,715)
                                                -------------     -------------
     Consolidated total                         $ 130,616,019     $  73,405,718
                                                =============     =============


NOTE 8 - LONDON BASED VENTURE:
-----------------------------

In May 2002, the Company's London-based holding subsidiary, Euro Brokers Holdings Limited ("EBHL"), received a judgment from the London High Court of Justice enabling it to purchase Monecor's 50% shareholding in EBFL at a 30% discount to the book value attributable to this shareholding as of December 2000. As of September 30, 2002, the amount recorded for Monecor's interest in EBFL exceeded the Company's estimate of this purchase price by more than (pound)1.5 million ($2.3 million).

The Company sought this judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. If this judgment withstands Monecor's appeal, currently scheduled to be heard in December 2002, the Company will record a one-time extraordinary gain provided the amount recorded for Monecor's interest in EBFL continues to exceed the purchase price.


                              Page 15 of 117 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Commission income represents revenues generated on the Company's agency and matched riskless principal transactions. For the three months ended September 30, 2002, these revenues increased $8,296,522 to $38,502,990, compared to $30,206,468 for the three months ended September 30, 2001, primarily due to the total disruption to New York-based operations in 2001 from the September 11th terrorist attacks. Commission levels in New York, however, were higher during the current period up to September 11th, as compared to the prior period up to September 11th, notwithstanding the sub-optimal infrastructure of the Company's temporary facilities. The Company anticipates moving to permanent New York facilities in early 2003. The increase in New York in the current period up to September 11th reflects increased revenues from interest rate derivatives, federal agency bonds and credit derivatives and commissions derived from newly-started U.S. Treasury, leveraged finance and institutional equity departments. Offsetting these increases were reduced revenues in emerging market debt and money market instruments and from the suspension or discontinuation of certain operations after the attacks. In London, commission levels during the current period increased as well, reflecting the net effects of increased revenues from interest rate derivatives, commissions derived from the newly-started credit derivatives department, reduced productivity in 2001 following the destruction of the New York office, the currency effect of translating strengthened British pound sterling amounts to U.S. dollars and reduced revenues from emerging market debt.

Principal transactions represent the net gains generated from the Company's securities transactions that involve the assumption of market risk for a period of time, as well as the results of activities in the Company's investment account. For the three months ended September 30, 2002, these revenues increased $2,455,836 to $4,656,236, compared to $2,200,400 for the three months ended September 30, 2001, primarily due to significant gains generated on municipal securities holdings and the positive impact of the newly-started leveraged finance department, which conducts sales and trading of high yield and distressed debt.

Insurance recoveries during the three months ended September 30, 2002 represent the balance of the settlement of the Company's insurance claim for the impact of the September 11th attacks on London operations under its U.K. business interruption and extra expense insurance policy with Norwich Union. The amount recorded does not include $328,000 received for lost sublet income on excess space in the Company's London premises that was re-allocated for use by New York employees in the aftermath of the September 11th attacks. This amount is instead reflected as a reduction to the gross charge for unused space of $512,000 recorded during the current period and included in costs related to World Trade Center attacks (see below). Insurance recoveries during the three months ended September 30, 2001 represent the portion of lost revenues (net of saved expenses) in New York during the prior period following the September 11th attacks recoverable under the Kemper business interruption and extra expense policy. Management continues to believe that there are no contingencies that would have a


                              Page 16 of 117 Pages
material impact on this amount. Additional amounts for lost revenues (net of saved expenses) suffered in New York after the September 11th attacks recoverable under this policy will only be recorded as the contingencies relating to such amounts are resolved through settlement or other resolution of the Company's claim.

Interest income for the three months ended September 30, 2002 decreased $47,238 to $532,767, compared to $580,005 for the three months ended September 30, 2001, reflecting a decrease in the average inventory of municipal securities held and a lower interest rate environment for the Company's deposits and cash and cash equivalents.

Other income items for the three months ended September 30, 2002 resulted in income of $207,402, as compared to income of $196,149 for the three months ended September 30, 2001. This change resulted primarily from income of $35,423 on the Company's interest in the Tokyo Venture during the three months ended September 30, 2002, as compared to a loss of $100,471 during the three months ended September 30, 2001; income of $137,000 during the three months ended September 30, 2002 from the sale, pursuant to a new, one-year agreement entered into during the period with Moneyline Telerate, of financial information derived from the Company's brokerage business, as compared to income of $500,000 during the three months ended September 30, 2001 from a previous such agreement with Telerate, Inc.; and a decrease in foreign exchange losses during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

Compensation and related costs for the three months ended September 30, 2002 increased $2,075,329 to $29,081,451, compared to $27,006,122 for the three months ended September 30, 2001, primarily as a result of an increase in combined operating revenues (commission income, principal transactions and financial information licensing revenues) and insurance recoveries and the impact of translating strengthened British pound sterling amounts to U.S. dollars. Offsetting these increases were the effects of continued cost reduction efforts in New York and London. As a percentage of operating revenues and insurance recoveries combined, compensation and related costs decreased to 66% for the three months ended September 30, 2002 as compared to 72% for the three months ended September 30, 2001.

Communication costs for the three months ended September 30, 2002 increased $442,414 to $3,139,252, compared to $2,696,838 for the three months ended September 30, 2001, primarily due to the suspension of certain services in New York in the prior year following the September 11th attacks and the impact of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for the three months ended September 30, 2002 increased $259,029 to $1,884,396, compared to $1,625,367 for the three months ended September 30, 2001. As a percentage of operating revenues, travel and entertainment costs decreased to 4.4% for the three months ended September 30, 2002, as compared to 4.9% for the three months ended September 30, 2001.

Occupancy costs represent expenses incurred in connection with the Company's office premises


                              Page 17 of 117 Pages
and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended September 30, 2002, these costs increased $736,837 to $1,015,067, compared to $278,230 for the three months ended September 30, 2001, reflecting the net effect of the reversal in the prior period after September 11th of an $837,000 accrual established to straight-line the average rent costs over the life of the World Trade Center lease and reduced costs in the current period for office space in New York resulting from the use of temporary facilities following the September 11th attacks.

Clearing fees are fees for transactions settlements and credit enhancements, which are generally charged by clearing institutions through which the Company processes securities transactions. For the three months ended September 30, 2002, these costs decreased $68,246 to $820,207, compared to $888,453 for the three months ended September 30, 2001, primarily as a result of a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, software, goodwill and other intangible assets. For the three months ended September 30, 2002, depreciation and amortization decreased $247,209 to $649,737, compared to $896,946 for the three months ended September 30, 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in 2001.

During the three months ended September 30, 2002, the Company recorded net costs of $358,300 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $922,055 reduced by the portion of these expenses, $563,755, that is considered probable of recovery or has been recovered under the Company's insurance policies. These costs include the use of outside professionals, hiring costs and lost sublet income on additional space in London re-allocated for use by New York employees in the aftermath of the attacks (net of the partial recovery described above).

Interest expense for the three months ended September 30, 2002 decreased $93,324 to $93,254, compared to $186,578 for the comparable period in 2001, primarily as a result of using more of the Company's cash and cash equivalents to finance securities positions, reducing the level of margin borrowings, and a lower interest rate environment.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended September 30, 2002, these expenses increased $125,889 to $1,379,568, as compared to $1,253,679 for the three months ended September 30, 2001, primarily as a result of the net effects of increases in professional fees and insurance costs and decreases in other general, administrative and other expenses.

Provision for income taxes for the three months ended September 30, 2002 increased $1,463,020 to $2,507,685, compared to $1,044,665 for the three months ended September 30, 2001,


                              Page 18 of 117 Pages
primarily due to the increase in pre-tax income.

For the three months ended September 30, 2002, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $505,574, as compared to a reduction of the net loss from such subsidiaries of $163,890 for the three months ended September 30, 2001, primarily due to the improved performance of EBFL, the Company's combined venture with Monecor in London.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


Commission income for the nine months ended September 30, 2002 increased $7,476,733 to $111,658,633, compared to $104,181,900 for the nine months ended
September 30, 2001, primarily due to the total disruption to New York-based operations in 2001 following the September 11th terrorist attacks. Commission levels in New York were also higher during 2002 up to September 11th, as compared to in 2001 up to September 11th, reflecting increased revenues from repurchase agreements, federal agency bonds, credit derivatives and interest rate derivatives, and commissions derived from newly-started U.S. Treasury, leveraged finance and institutional equity departments. Offsetting these increases were reduced revenues in emerging market debt and money market instruments, and the suspension or discontinuation of certain operations after the September 11th attacks. In London, commission levels for the current nine-month period also increased, reflecting the net effects of revenues derived from the newly-started credit derivatives department, reduced productivity in 2001 following the destruction of the New York office, the currency effect of translating strengthened British pound sterling amounts to U.S. dollars, reduced revenues from emerging market debt and the discontinuance of a department.

Principal transactions for the nine months ended September 30, 2002 decreased $374,671 to $7,101,232, compared to $7,475,903 for the nine months ended September 30, 2001. This decrease was due primarily to the effects of reduced gains on municipal securities and losses in the Company's investment account during the current nine-month period as compared to gains in this account during the prior nine-month period, partially offset by the positive impact of gains from the newly-started leveraged finance department.

Insurance recoveries during the nine months ended September 30, 2002 represent the settlement of the Company's insurance claim, under its U.K. insurance policy with Norwich Union, for the impact of the September 11th attacks on London operations. The amount recorded does not include $328,000 received for lost sublet income on excess space in the Company's London premises that was re-allocated for use by New York employees in the aftermath of the September 11th attacks. This amount is instead reflected as a reduction to the gross occupancy charge for unused space of $512,000 recorded during the current period and included in costs related to World Trade Center attacks (see below). Insurance recoveries during the nine months ended September 30, 2001 represents the portion of lost revenues (net of saved expenses) in New York during the prior period following the September 11th attacks recoverable under the Kemper business interruption and extra expense policy. Management continues to believe that there are no contingencies that would have a material impact on this amount.


                              Page 19 of 117 Pages

Additional amounts for lost revenues (net of saved expenses) suffered in New York after the September 11th attacks recoverable under this policy will only be recorded as the contingencies relating to such amounts are resolved through settlement or other resolution of the Company's claim.

Interest income for the nine months ended September 30, 2002 decreased $423,385 to $1,333,372, compared to $1,756,757 for the nine months ended September 30, 2001, reflecting a decrease in the average inventory of municipal securities held and a lower interest rate environment for the Company's deposits and cash and cash equivalents.

Other income items for the nine months ended September 30, 2002 resulted in a loss of $356,314, as compared to income of $1,188,271 for the nine months ended September 30, 2001. This change resulted primarily from a loss of $539,451 on the Company's interest in the Tokyo Venture during the nine months ended September 30, 2002 as compared to a loss of $378,892 during the nine months ended September 30, 2001, income of $137,000 during the nine months ended September 30, 2002 on the sale of financial information derived from the Company's brokerage business as compared to income of $1.5 million during the nine months ended September 30, 2001, a one-time gain in the prior period of $390,000 on the sale of the Company's 15% interest in Yagi Euro and a decrease in foreign exchange losses during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Compensation and related costs for the nine months ended September 30, 2002 decreased $1,532,985 to $79,841,100, compared to $81,374,085 for the nine months ended September 30, 2001, notwithstanding a net increase in combined operating revenues and insurance recoveries and the impact of translating strengthened British pound sterling amounts to U.S. dollars, primarily due to continued cost reduction efforts in New York and London and compensation waived by employees on the revenue generated on the Company's March 11th charity day (see further discussion of charity day below). As a percentage of operating revenues and insurance recoveries combined, compensation and related costs decreased to 67% for the nine months ended September 30, 2002 as compared to 69% for the nine months ended September 30, 2001.

Communication costs for the nine months ended September 30, 2002 increased $483,807 to $8,494,413, compared to $8,010,606 for the nine months ended September 30, 2001, primarily due to the suspension of certain services in New York in the prior year following the September 11th attacks and the impact of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for the nine months ended September 30, 2002 increased $135,860 to $5,211,729, compared to $5,075,869 for the nine months ended September 30, 2001. As a percentage of operating revenues, travel and entertainment costs decreased to 4.4% for the nine months ended September 30, 2002, as compared to 4.5% for the nine months ended September 30, 2001.

Occupancy costs for the nine months ended September 30, 2002 increased $991,367 to $3,073,604, compared to $2,082,237 for the nine months ended September 30, 2001, reflecting


                              Page 20 of 117 Pages
the net effects of eliminating certain occupancy accruals associated with the World Trade Center lease in the prior period and reduced costs in the current period for office space in New York resulting from the use of temporary facilities following the September 11th attacks. The prior period accruals consisted of a $411,000 accrual for the payment of a fee to exercise an early lease termination option, which was eliminated due to the decision, prior to September 11th, to allow the option to expire, and an $837,000 accrual established in order to straight-line the average rent costs over the life of the lease, which was eliminated due to the destruction of the premises on September 11th.

Clearing fees for the nine months ended September 30, 2002 decreased $266,386 to $2,379,131, compared to $2,645,517 for the nine months ended September 30, 2001, primarily as a result of a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense for the nine months ended September 30, 2002 decreased $1,183,429 to $1,759,590, compared to $2,943,019 for the nine months ended September 30, 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in 2001.

During the nine months ended September 30, 2002, the Company recorded net costs of $876,342 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $2,580,602 reduced by the portion of these expenses, $1,704,260, that is considered probable of recovery or has been recovered under the Company's insurance policies. These costs include the use of outside professionals, hiring costs and lost sublet income on additional space in London re-allocated for use by New York employees in the aftermath of the attacks (net of the partial recovery described above).

Interest expense for the nine months ended September 30, 2002 decreased $409,478 to $194,542, compared to $604,020 for the comparable period in 2001, primarily as a result of using more of the Company's cash and cash equivalents to finance securities positions, reducing the level of margin borrowings, and a lower interest rate environment.

During the nine months ended September 30, 2002, the Company made a charitable contribution to The Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its March 11, 2002 charity day. All participating employees waived any entitlement to compensation from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (http://relief.ebi.com), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

General, administrative and other expenses for the nine months ended September 30, 2002 decreased $643,535 to $3,814,363, compared to $4,457,898 for the nine months ended September 30, 2001, primarily as a result of decreases in professional fees and other general, administrative and other expenses, partially offset by an increase in insurance costs.


                              Page 21 of 117 Pages

Provision for income taxes for the nine months ended September 30, 2002 increased $1,454,532 to $6,207,260, compared to $4,752,728 for the nine months ended September 30, 2001, primarily due to the increase in pre-tax income and tax planning strategies applied in the prior period on gains earned on the sale of the Company's interest in Yagi Euro and other investments.

For the nine months ended September 30, 2002, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $909,791, as compared to a reduction of $133,609 during the nine months ended September 30, 2001, primarily reflecting the increased profitability of EBFL, the Company's combined venture with Monecor in London.

Income from equity affiliate during the nine months ended September 30, 2001 of $9,992 represented the Company's share of the income realized by its 15% equity affiliate, Yagi Euro. The Company sold this investment at the end of the second quarter in 2001 to Yagi Tanshi Company, Limited, Yagi Euro's other shareholder.

                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents at September 30, 2002 reflect a reduction from the level at December 31, 2001, notwithstanding the cash generated by the Company's profitability during this time period, principally due to the timing of the payment of employee bonuses, payments made in increasing by $5.0 million, to $10.4 million, the Company's net assets relating to securities positions (see below), and the continued purchase of fixed assets to replace those destroyed in the September 11th attacks.

Securities owned, held at clearing firms and securities sold, not yet purchased reflect securities positions taken in connection with the Company's sales and trading brokerage operations and in the Company's investment account. Positions are financed either from the Company's cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on the Company's behalf on a fully-disclosed basis. At September 30, 2002, as reflected on the Consolidated Statements of Financial Condition, the Company had net assets relating to securities positions of approximately $10.4 million, reflecting securities owned of approximately $30.1 million, securities sold, not yet purchased of $2.3 million, a payable to clearing broker of approximately $19.6 million and a receivable from clearing broker of $2.2 million.

MFI is a member of the GSCC for the purpose of clearing transactions in U.S. Treasury and federal agency bonds and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a deposit of $5,000,000. In addition, MFI's clearing arrangements require certain minimum collateral deposits with its clearing firms. The aforementioned deposits have been


                              Page 22 of 117 Pages
reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

At September 30, 2002, the Company did not have a loan outstanding under its revolving credit facility with General Electric Capital Corporation ("GECC"). The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of Euro Brokers Inc. ("EBI"), a U.S. subsidiary. The borrowing availability under the facility (which approximated $3.6 million at September 30, 2002) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI, and the Company as a whole, to maintain certain financial ratios and conditions.

The Company expects significant cash outlays during 2002 associated with the build-out of a new permanent headquarters in New York, with preliminary estimates suggesting costs in excess of $14 million. The Company anticipates that its property casualty insurance coverage, which provides for replacement costs for fixed assets destroyed in the September 11th attacks with a limit of approximately $14 million, will provide sufficient liquidity for meeting these outlays. To date the Company's insurer has provided cash advances, relating to both the property casualty and business interruption policies, of $20 million.

As of September 30, 2002, the Company had authorization remaining for the repurchase of up to 766,600 shares of its common stock under the share repurchase program authorized by its Board of Directors in July 2001, which was expanded in the immediate aftermath of the September 11th attacks to an aggregate of 1,200,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using the Company's existing cash resources, including available borrowings under the revolving credit facility with GECC.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by the Company to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these


                              Page 23 of 117 Pages
forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe the Company's current beliefs concerning future business conditions and the outlook for the Company and its business, are subject to significant uncertainties, many of which are beyond the control of the Company. Actual results or performance could differ materially from that expected by the Company. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments the Company brokers and interest rate volatilities; the ability of the New York financial community, in general, and the Company, specifically, to recover from the World Trade Center terrorist attacks; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the scope and timing of insurance recoveries from the Company's business insurance carriers; the success of technology development and deployment; the status of relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions or other unanticipated contingencies; the scope of gains and losses on securities positions held; the actions of competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "September 11th Terrorist Attacks," "Competition," "Regulation," "Cautionary Statements" and "Quantitative and Qualitative Disclosures about Market Risk" sections of the Company's 2001 Form 10-K and to the Company's subsequent filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk analysis as of September 30, 2002 did not materially change from the market risk analysis as of December 31, 2001 presented in the Company's 2001 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                              Page 24 of 117 Pages

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

In August 2002, the Company's inter-dealer brokerage subsidiary, EBI, signed a new lease to stay in downtown Manhattan. The lease, which is for an initial period of slightly over 12 years (until December 30, 2014), covers approximately 61,526 rentable square feet of office space at 199 Water Street, also known as One Seaport Plaza. EBI and its affiliates, including MFGI and MFI, will occupy the entire 18th and 19th floors at the new location.

The Company expects to move its approximately 300 New York-based employees into the new space in early 2003. The space is being sublet from Prudential Securities Incorporated ("Prudential"), the parent company of one of MFI's clearing firms. Since the September 11th terrorist attacks, the Company and its employees have been operating out of temporary space on the 16th floor of One New York Plaza, also on a sublet basis from Prudential.

The summary of the new lease above is qualified in its entirety by reference to the full text of the lease, and the related subordination, recognition and attornment agreement with Prudential's landlord, which are attached to this quarterly report as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

In August 2002, MFI entered into a securities clearing agreement with The Bank of New York ("BONY"), primarily for the purposes of clearing MFI's transactions in U.S. Treasury securities, federal agency debt and repurchase agreements collateralized by the foregoing, if and to the extent that such transactions are not cleared or settled through the GSCC. The agreement replaces a similar arrangement MFI previously had with JPMorgan Chase Bank. This description of the new securities clearing agreement is qualified in its entirety by reference to the full text of the agreement, together with a related security agreement, which is attached to this quarterly report as Exhibit 10.3.

In connection with the decision to remain in lower Manhattan, EBI and MFI have accepted an incentive package offer from New York State and New York City under their World Trade Center Job Creation and Retention Program that, subject to final approvals and documentation, is expected to provide EBI and MFI with cash grants of $1.75 million for job retention and up to an additional $800,000 for job growth. Because of contingent recapture provisions associated with the grants in the event of future job losses or relocations, amounts received pursuant to the grants are expected to be recognized in earnings over the term of the new lease.


                              Page 25 of 117 Pages

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit No.                    Description
-----------                    -----------

10.1 Sublease Agreement, dated as of August 1, 2002, by and between Prudential Securities Incorporated, as sublessor, and Euro Brokers Inc., as sublessee (without exhibits).

10.2 Subordination, Recognition and Attornment Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential Securities Incorporated, as sublandlord, and Euro Brokers Inc., as subtenant.

10.3 Securities Clearance Agreement, dated as of August 15, 2002, between Maxcor Financial Inc. and The Bank of New York.*


(b)   Reports on Form 8-K

None.





----------------------
* Portions of this Exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 26 of 117 Pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002


                           MAXCOR FINANCIAL GROUP INC.
                                  (Registrant)




                           /s/ GILBERT D. SCHARF
                           ----------------------------------------------
                           Gilbert D. Scharf, Chairman of the Board,
                           President and Chief Executive Officer




                           /s/ STEVEN R. VIGLIOTTI
                           ----------------------------------------------
                           Steven R. Vigliotti, Chief Financial Officer





In connection with this report, each officer signing above has separately furnished the Securities and Exchange Commission with the certification required to be furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).


                              Page 27 of 117 Pages

                                  CERTIFICATION


         I, Gilbert D. Scharf, Chief Executive Officer of Maxcor Financial Group Inc. (the "Company"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         Date: November 14, 2002

                                          /s/ GILBERT D. SCHARF
                                          ----------------------------------
                                          Gilbert D. Scharf,
                                          Chief Executive Officer


                              Page 28 of 117 Pages

                                  CERTIFICATION


         I, Steven R. Vigliotti, Chief Financial Officer of Maxcor Financial Group Inc. (the "Company"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         Date: November 14, 2002

                                          /s/ STEVEN R. VIGLIOTTI
                                          ----------------------------------
                                          Steven R. Vigliotti,
                                          Chief Financial Officer


                              Page 29 of 117 Pages

                                  EXHIBIT INDEX


Exhibit       Description                                                  Page
-------       -----------                                                  ----

10.1          Sublease Agreement, dated as of August 1, 2002, by            31
              and between Prudential Securities Incorporated, as sublessor, and Euro Brokers Inc., as sublessee
              (without exhibits).

10.2          Subordination, Recognition and Attornment                     57
              Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential
              Securities Incorporated, as sublandlord, and Euro
              Brokers Inc., as subtenant.

10.3          Securities Clearance Agreement, dated as of August            91
              15, 2002, between Maxcor Financial Inc. and The
              Bank of New York.*








----------------------
* Portions of this Exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 30 of 117 Pages