Form 10-K
period 2002-12-31
MAXCOR FINANCIAL GROUP INC
filed 2003-03-31
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

                         Commission File Number 0-25056
                                                -------

                           MAXCOR FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      59-3262958
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Seaport Plaza, 19th Floor, New York, NY                             10038
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:            (646) 346-7000
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 10% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $5.86 on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $30,000,000.

         As of March 27, 2003, there were 7,120,060 shares of Common Stock outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 30, 2003) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof solely to the extent provided therein.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..........................................................    1

Item 2.  Properties........................................................   20

Item 3.  Legal Proceedings.................................................   20

Item 4.  Submission of Matters to a Vote of Security-Holders...............   20


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   21

Item 6.  Selected Financial Data...........................................   21

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   40

Item 8.  Financial Statements and Supplementary Data.......................   42

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   42


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   42

Item 11. Executive Compensation............................................   43

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.......................................   43

Item 13. Certain Relationships and Related Transactions....................   43

Item 14. Controls and Procedures...........................................   43


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K...............................................................   44


Signatures.................................................................   45

Certifications.............................................................   46

Consolidated Financial Statements and Notes................................  F-1

Index to Consolidated Financial Statements.................................  F-2

Exhibit Index..............................................................  X-1

                                                               [GRAPHIC OMITTED]


         This report includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Cautionary Statements." For additional information about forward-looking statements, see page 40.

         References in this report to "we," "us," and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.


                                     PART I

ITEM 1.  BUSINESS

Overview

         Maxcor Financial Group Inc. is a publicly-held financial services holding company, incorporated in Delaware in August 1994. We maintain a web page at WWW.MAXF.COM and our common stock is traded on The Nasdaq Stock Market(R) under the symbol "MAXF." At our web page you can access free-of-charge our current and historical filings with the Securities and Exchange Commission (the "SEC").

         In August 1996, we acquired Euro Brokers Investment Corporation, a privately held domestic and international inter-dealer broker for a broad range of financial instruments, having operational roots dating back to 1970.

         Through our various Euro Brokers businesses, we conduct our core business as a domestic and international inter-dealer brokerage firm, specializing in (i) cash deposits and other money market instruments, (ii) interest rate and credit derivatives, (iii) emerging market debt and related products, (iv) various fixed income securities, including, convertible bonds, U.S. Treasury securities and federal agency bonds, and (v) U.S. Treasury, federal agency and mortgage-backed repurchase agreements. Maxcor Financial Inc., our U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading operations in municipal bonds, high-yield and distressed debt, convertible securities and equities.

         We also maintain certain specialty subsidiaries. Tradesoft Technologies, Inc. ("Tradesoft"), acquired by us in August 2000, is a software developer and technology provider that specializes in designing trading systems and broker platforms for automating or enhancing order entry and tracking, price and information distribution, order matching and straight through processing. Maxcor Financial Asset Management Inc., an investment adviser registered with the SEC, is engaged in securities lending through its Euro Brokers Securities

Lending division. Maxcor Information Inc. is charged with packaging and exploiting the data and other information generated by our inter-dealer brokerage businesses.

         We have approximately 500 employees worldwide and conduct our businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), Nyon (Switzerland) and Mexico City, and correspondent relationships with other brokers throughout the world.

         Except as described below, we operate in each financial center through wholly-owned subsidiaries. In London, as of January 1, 1999, we formed Euro Brokers Finacor Ltd. ("EBFL"), a 50/50 equity venture with the European broker, Finacor, that combined our respective London-based capital market operations, as well as Finacor's Paris-based capital markets operations. In February 2003 we purchased Finacor's 50% interest in EBFL (held by Finacor's subsidiary, Monecor (London) Limited) at a 30% discount to the book value attributable to this interest, measured as of December 2000, and renamed EBFL as Euro Brokers Limited ("EBL"). The purchase was triggered under the provisions of a shareholders' agreement by the failure of Monecor to provide certain requested funding to EBFL in late 2000. Our other London-based operations, primarily comprised of securities businesses, have been and remain wholly owned. In Tokyo, since 1994, we have had a controlling financial interest in a brokerage venture conducting yen and dollar denominated derivative businesses (the "Tokyo Venture"). Since July 1, 2001, we have had a 57.25% interest in the Tokyo Venture, with Nittan Capital Group ("Nittan") holding the other 42.75%. Previously, from January 1, 2000, we and Nittan respectively held 40% and 30% interests in the Tokyo Venture, with Yagi Euro Nittan ("Yagi Euro"), in which we also held a 15% minority interest, holding the other 30% interest. Prior to 2000, we and Yagi Euro were the sole partners in the Tokyo Venture, each holding a 50% interest.

Inter-Dealer Brokerage Businesses

         In our inter-dealer brokerage businesses, we function primarily as an intermediary, matching up the trading needs of our institutional client base, which is primarily comprised of well-capitalized banks, investment banks, broker-dealers and other financial institutions. We assist our clients in executing trades by identifying counterparties with reciprocal interests. We provide our services through an international network of brokers who service direct phone lines to most of our clients and through proprietary screen systems and other delivery systems that provide clients with real-time bids, offers and pricing information in our various products.

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

Derivative Products

         A derivative products transaction generally is an agreement entered into by two parties, in which each commits to a series of payments based upon the price performance of an underlying financial instrument or commodity for a specified period of time. This category includes a broad range of sophisticated financial instruments employed by multinational banks, financial institutions, securities dealers and corporations. Some of the types of derivatives we most frequently broker are interest rate swaps, interest rate options and forward rate agreements, in each case conducted in a multitude of different currencies and localized primarily by office. We also broker credit derivatives in the form of default swaps.

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

Securities Products

         Products that we broker in this category consist primarily of a variety of debt obligations issued by governments, government agencies, banks and corporations. We broker transactions in emerging market debt, U.S. Treasury and federal agency securities and repurchase agreements, U.S. domestic convertible bonds, floating rate notes and other corporate securities.

         Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options on the foregoing, is brokered by specialized teams located in New York, London and Mexico City and through a correspondent broker relationship in Buenos Aires. The market coverage of the teams from these locations is worldwide. Our brokerage of emerging market debt utilizes direct communication phone lines and provides real-time pricing through proprietary, computerized screen systems located in clients' offices or through direct digital feeds. In most emerging markets transactions, we act as matched riskless principal and settle trades through a clearing firm, although we broker some transactions on a name give-up basis.

         Repurchase agreements are contractual obligations entered into by two counterparties, first to sell securities and then to repurchase those same securities (or the reverse in the case of a buyer) at an agreed upon future date and price. We act as an intermediary mainly for the U.S. primary government dealer community (banks and dealers licensed to participate in auctions of U.S. Treasury securities), as well as for a number of U.S. regional banks and dealers, in the negotiation and execution of U.S. Treasury, federal agency and mortgaged-backed repurchase agreements. As is the case with emerging markets, we disseminate repurchase agreement market information via our proprietary, computerized screens and digital data feeds. Most of the repurchase agreements that we execute for dealers are cleared through the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") in which our broker-dealer subsidiary, Maxcor Financial Inc., is a member, although some transactions are brokered on a name give-up basis.

         Our brokerage of U.S. Treasury and federal agency securities is also generally conducted on a riskless principal basis and with the same client base that participates in U.S. Treasury and federal agency repurchase agreements. The clearance of these transactions also occurs at GSD-FICC. Dissemination of market information to clients for these securities similarly relies on our proprietary screen system and digital data feeds. We also use a proprietary front-end broker interface developed by Tradesoft to monitor and manage trading activity and market information, which has the capability of providing fully-automated client execution capability if and when client demand for it grows.

         We broker securities products to a broad institutional client base, but mostly to banks, investment banks, broker-dealers and other financial institutions.

Sales and Trading Businesses

         In our sales and trading businesses, we provide research and execution to the institutional money management community, as well as to corporations with publicly-traded securities and other institutional clients. In these businesses, we specialize in municipal securities, high yield and distressed debt, convertible securities and equities. Our research analysts provide valuable trading ideas and market insights to our client base. We make this research available by permissioning clients to access our research web links at WWW.MAXF.COM and through other distribution methods. In addition, through the communication and coordination among our sales and trading groups, we allow clients to take advantage of trading strategies across multiple asset classes. Our execution services are designed to provide our clients with discreet placement of client orders with minimal market impact.

         We allocate a portion of our capital to support limited trading and inventory positions in these businesses, most often for the purpose of facilitating anticipated client needs. We manage the risks associated with these positions by limiting their size and the number of days they are held. They are marked-to-market and monitored on a daily basis. We also utilize a portion of our capital for investment positions in municipal and other securities.

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

         To ensure rapid and timely access to the most current market bids and offers, the majority of our clients are connected to our brokers and information feeds via dedicated, "always on," point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt and related options, U.S. Treasury and federal agency securities, repurchase agreements, banker's acceptances and commercial paper, we maintain an extensive private network to connect our offices and the specific clients who trade in these products. In this way, all such clients have the simultaneous ability to view and act upon market bids and offers. We also have developed and deployed an Internet real-time distribution capability for both our emerging markets and repurchase agreement screen information, which has allowed access to clients in more remote or unproven brokerage locations without incurring the infrastructure costs associated with expanding our private network.

         On many of our brokerage desks, the Tradesoft(R) system is used to provide a sophisticated and automated broker station, enhancing brokers' ability to monitor trading activity and relevant market information efficiently and communicate analysis and transaction details to their clients. The system now also incorporates a paperless ticket and confirmation process, which captures relevant trade details and then generates automatic e-mail or fax confirmations to clients. If and when client demand for it in our products grows, the Tradesoft(R) system also retains the ability to be deployed to display real-time bid, offer and transaction information to clients so that they can initiate bids, offers and trades directly through a dedicated keypad at their workstations, with or without contacting one of our voice brokers, using the system's proprietary matching engine.

          Our proprietary middle-office trade processing system (the "MEB System"), which incorporates an electronic touchpad blotter system for post-trade data input, is integrated with and captures transactions effected through either our proprietary screen system or the Tradesoft(R) system, and thereafter transmits those transactions for back office processing. The MEB System has effectively replaced paper blotters on most securities desks and, by automating a number of manually-intensive processes, has introduced numerous efficiencies to our trade processing and handling, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions.

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

         Although we continue to explore whether more of our inter-dealer brokerage businesses should become screen-based or incorporate a higher degree of automation, we believe that our clients' diverse needs in each of our products require us to remain flexible in our approaches. Currently, we believe that a hybrid approach to servicing our clients, by providing both quality voice brokering and advanced screen system and other technology, including the front end Tradesoft(R) broker station, paperless confirmations and straight through processing, will best enable us to build liquidity, maintain a satisfied employee base and retain client loyalty.

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

         Other sources of revenues include (1) the net gains or losses from sales and trading transactions and investment positions involving the assumption of market risk for a period of time, (2) profits or losses from the Tokyo Venture, (3) interest income, derived primarily from cash and cash equivalents, deposits with clearing organizations and interest associated with securities positions, (4) income from the sale of data and financial information generated from our brokerage businesses, and (5) foreign exchange gains and losses.

         The largest single component of our expenses is compensation paid to our brokers. Attracting and retaining qualified brokerage personnel with strong client relationships is a prerequisite in our business and in the brokerage business in general. Brokers are generally compensated by a combination of fixed salary and incentive payments based on commissions generated by them or on the net profitability of their respective departments. For this reason, compensation expense frequently will increase or decrease in rough proportion to revenues, although the fixed salary component can skew the correlation in businesses with declining revenues by causing decreases in compensation to lag behind decreases in revenues, and starting salaries for new hires in businesses for which revenue growth is sought can increase compensation expenses in advance of realizing the anticipated revenue growth. To manage this area, we include performance-based salary adjustment provisions in substantially all of our broker contracts and closely track revenues and compensation expenses (as well as other direct costs) by department (which may involve one or more products) and by broker, at each location.

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

         Direct client contact, including entertainment, is also an integral part of our marketing program and represents another significant component of our expenses. We have made it a priority to manage these expenditures in a more focused and coordinated fashion, and have had reasonable success in controlling their levels from year-to-year.

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

Other Businesses

         Through the Euro Brokers Securities Lending division of our SEC-registered investment adviser, Maxcor Financial Asset Management Inc., we conduct a securities lending business. In securities lending, we arrange for the lending of securities held in our clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which include U.S. Treasury and federal agency securities, U.S. corporate bonds (but also non-dollar government securities and corporate bonds) and equities, we arrange for our clients or their custodians to receive either (i) cash collateral, for which we then direct the reinvestment to earn a spread over the rebate rate the client is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower. Our securities lending activities are executed solely on an agency basis, so that collateral and cash funds of clients are never received or held by us.

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

         Although delisted and deregistered, each warrant entitled the holder thereof to purchase from us one share of Common Stock at an exercise price of $5.00 per share. Each warrant was also redeemable by us at a price of $.01 if the last sales price of the common stock has been at least $8.50 per share for 20 consecutive trading days. During April 2002, 492,795 shares of common stock were issued upon the exercise of a like number of warrants, for total proceeds of $2,463,975. The remaining warrants expired on April 12, 2002.

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

         In May 2000, our Board of Directors authorized a repurchase program for up to 10% of our then outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warranted, in open market, negotiated or block transactions. In January 2001, we completed this repurchase program for an aggregate purchase price of $1,187,650, or $1.42 per share, and our Board authorized an additional repurchase of up to 787,869 shares, or 10% of the then outstanding common stock. In July 2001, this repurchase program was completed for an aggregate purchase price of $1,907,660, or $2.42 per share, and our Board authorized an additional repurchase of up to 709,082 shares, or 10% of the then outstanding common stock. In the week after the September 11th terrorist attacks, this authorization was further expanded by 490,918 shares, to 1,200,000 shares. Through December 31, 2002, we had purchased 589,507 shares under this expanded authorization at an aggregate purchase price of $2,930,886, or $4.97 per share.

         In August 2000, we issued from treasury 375,000 shares of common stock as part of the consideration for our acquisition of Tradesoft. In August 2001, we received 22,528 of these shares back into treasury as part of a post-closing adjustment valued at approximately $82,000.

         Through December 31, 2002, 347,500 shares of common stock were issued pursuant to options exercised under our 1996 Stock Option Plan. The 1996 Stock Option Plan provides for options to purchase a maximum of 1,800,000 shares. In connection with certain of these exercises, we received 63,924 shares into treasury as consideration for exercise prices aggregating $316,525. At the Company's annual meeting in June 2002, the Company's stockholders approved the Company's 2002 Stock Option Plan. The 2002 Stock Option Plan provides for incentive awards in the form of stock options, stock appreciation rights, restricted stock and bonus awards. A total of 1,500,000 shares were authorized for awards under the 2002 Stock Option Plan.

         In April 2002, the Company issued 500,000 common stock purchase warrants to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued have an exercise price of $5.875 and vest at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program provides for the granting of up to an additional 500,000 common stock purchase warrants, with the same four-year vesting schedule, upon the achievement of specific performance goals. Exercise prices of any such additional warrants (which will not be granted prior to January 1, 2004), will be equal to the higher of the book value per share and the fair market value per share of our common stock at the time of grant.

         At December 31, 2002, we had outstanding 7,255,160 shares of common stock, 1,700,000 employee stock options and 500,000 Leveraged Finance Warrants.

Personnel

         As of February 28, 2003, we and our businesses employed 389 brokers (including trainees), plus an additional administrative staff, including officers and senior managers, of 125 persons, for a total employee headcount of
514. Of the brokers, 218 were located in the U.S., 126 were located in Europe, and 30 were located in Japan, with the balance distributed among our other office locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good and regard compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Segment and Geographic Data

         Note 23 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 2002, with respect to each of our reportable operating segments, which are based upon the countries in which they operate.

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

         While there are not many large international inter-dealer brokers and entry into the industry is costly, we encounter intense competition in all aspects of our businesses from a number of companies that have significantly greater resources than us. Recent consolidations in the industry have narrowed the field of competition somewhat, but have also produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots, such as the BrokerTec Global consortium formed by a number of the leading investment banks. In addition, dealer firms within a consortium could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially eroding our market shares.

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

         During the last several years, the industry has seen an acceleration of the development of electronic execution systems that claim to provide fully automated trade matching. The electronic system first deployed by eSpeed, Inc. in late 1999 successfully garnered liquidity in the U.S. Treasury markets, and continues to do so even after the horrendous losses that firm suffered as a result of the September 11th attacks. Another well-financed competitor, ICAP plc, has announced its plan to acquire BrokerTec. In practice, these systems so far have proved most viable in markets involving very standardized products, such as U.S. Treasuries, spot foreign exchange, commodities and U.S. equities. We believe that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching, and that clients in these markets are not inclined to forego talking to voice brokers for information and execution. However, it can be expected that significant efforts and resources will continue to be devoted by our competitors and others to trying to increase the number and penetration of such automated trading platforms across all profitable brokerage markets.

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

         Our broker-dealer subsidiary, Maxcor Financial Inc. ("MFI"), is registered with the SEC, all applicable states, and is a member of NASD. Broker-dealers are subject to regulations that cover all aspects of the securities business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions and self-regulatory organizations, such as NASD in the case of MFI, have broad oversight powers, including the ability to institute administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer, its officers or employees or other similar consequences.

         At the end of 2001, MFI established a new London branch office in order to conduct certain securities businesses that were previously being conducted in a separate, London-based subsidiary. As a result, these operations of MFI, although primarily overseen by NASD, are also subject to oversight by the London-based regulatory body, the Financial Services Authority.

         MFI is also a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with GSD-FICC of $5,000,000. In addition, as a result of the recent upgrading of MFI's GSD-FICC membership to dealer status, MFI is required to maintain a minimum net worth of $25 million.

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

         EBL is a Type D registered firm with the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures ($3.9 million at December 31, 2002).

         Our other foreign businesses are also subject to regulation by the governments and regulatory bodies in their countries, including: (i) the Bank of Japan and the Japanese Ministry of Finance in Japan and (ii) the Banking and Securities National Commission in Mexico. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

         We are also subject to SEC rules regarding the regulation of alternative trading systems ("Regulation ATS"). Regulation ATS imposes significant reporting and recordkeeping requirements on so-called "alternative trading systems" and imposes certain substantive requirements, primarily depending upon the scope of coverage and market share of the alternative trading system. Such requirements may include maintaining transparency of certain pricing information, providing fair and equal access to the system, and taking necessary steps to ensure the capacity, integrity and security of the system. A number of our brokerage businesses are subject to Regulation ATS and its requirements.

         The passage by Congress of the Sarbanes-Oxley Act of 2002 has imposed, and required the promulgation by the SEC of, numerous rules and regulations directly impacting the operation of public companies such as ourselves. These include mandates for: the composition and member qualification of boards of directors and audit committees, the enhanced independence of accounting firms and the manner and content of their communications with audit committees, rigorous certification procedures for financial statements and SEC filings, the establishment and review of and the making of disclosures with respect to internal controls and procedures, the use and reconciliation to generally accepted accounting principles in the United States ("GAAP") of non-GAAP financial information, internal and outside counsel reporting requirements relating to evidence of material violations, disclosures with respect to the adoption of or waivers under codes of ethics, and, generally, significantly expanded, accelerated and more frequent public reporting and disclosure requirements in SEC filings.

         The foregoing requirements, and additional legislation and regulations, changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities, self-regulatory organizations or clearing organizations, as well as non-U.S. governments or governmental regulatory agencies, or changes in the interpretation or enforcement of laws and rules, may directly affect our manner of operation and profitability, including as a result of the costs and management time required for compliance. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could similarly affect our manner of operation and profitability.

Cautionary Statements

         As provided under the Private Securities Litigation Reform Act of 1995, we wish to caution investors that the following factors, among others (including the factors discussed above under the "Revenues and Expenses," "Competition" and "Regulation" headings, and the factors discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect our results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf to the public. Please also refer to "Forward-Looking Statements" below, at page 40.

We continue to face uncertainties from the September 11th terrorist attacks on the World Trade Center, which destroyed our corporate headquarters and killed 61 of our employees.

         On September 11, 2001, our New York headquarters on the 84th floor of Two World Trade Center were destroyed when two commercial jet planes hijacked by terrorists crashed into the World Trade Center towers. As a result of the attacks, 61 of our employees and staff members were killed, out of a New York work force of approximately 300. We also lost all of our property and technological infrastructure maintained on site. We have since then accomplished a remarkable recovery - both in human and financial terms - that is a testament to the spirit and hard work of our employees and others, and have recently moved into new, state-of-the-art, permanent headquarters at One Seaport Plaza in lower Manhattan (see "Year Ended December 31, 2002" below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). However, the longer-term effects on our business and employees of the dislocation and rebuilding efforts and the coping with the trauma of the attacks and the death of so many of our colleagues are simply unknown. Moreover, the ongoing tension of current world events and the potential for additional terrorist attacks adds another layer to these uncertainties.

Adverse changes in economic and market conditions in the current geopolitical environment could negatively impact our business.

         Our brokerage businesses and profitability are directly affected by economic and market conditions, including the volatility of the securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, and the economy in general. Our businesses generally benefit if these factors cause trading volumes in the instruments we broker to increase and, conversely, can suffer if they cause such trading levels to decrease. In the current geopolitical environment there is an increased uncertainty in the performance of the financial markets and the economy as a whole, as well as specifically in the New York financial community. Moreover, in the aftermath of September 11th, any additional terrorist acts, and governments' military and economic responses to them, could further affect the financial markets and the economy, and exacerbate anxieties. To the extent we experience lower trading volumes in the instruments we broker as a result, we are likely to have reduced revenues, which would generally negatively impact our profitability because a portion of our costs is fixed.

Unanticipated system or technology failures internally or externally could negatively impact our business or financial results.

         To remain competitive in our industry, we continuously need to expend significant resources on the maintenance, expansion and enhancement of our communication networks, information systems and other technology, and our business is highly reliant on these systems. Many of these systems are internal, but others are provided by third-party suppliers over whom we have no control, such as telephone companies, online data providers and software and hardware vendors. It is an ongoing risk that the systems we currently have or in the future implement, or the software underlying these systems, will fail in some fashion or be inadequate to the task. During the Asian and Latin American debt crisis that occurred in late October 1997, our then-existing trade processing system for emerging market debt was unable to handle smoothly the extraordinary spike in trading volume that occurred for a sustained five-day trading period. As a result, we experienced significant delays and backlogs in the processing and settlement of such trades and a higher than usual incidence of disputed trades, all of which negatively impacted 1997 fourth quarter earnings. Although we believe that a subsequent significant upgrade to our trade processing systems, together with periodic stress-testing and monitoring, has reduced the likelihood of a similar recurrence for our internal systems, there can be no assurance that there will not be other, unanticipated system or technology failures, internally or externally, that could negatively impact our business or financial results.

An increase in the occurrence of "out trades" could have a material adverse effect on our financial condition or results.

         Our core inter-dealer brokerage business primarily involves one or more of our subsidiaries acting as an intermediary, matching the trading needs of our predominantly institutional client base by providing specialized services. Some of these transactions are executed on a name give-up basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed and, subject to acceptance of the credit, the transaction is confirmed to and completed directly by both counterparties. Other transactions are completed with our broker-dealer subsidiary acting as a matched riskless principal, with the respective parties to the transaction knowing the subsidiary as the counterparty. The transactions are then settled through one of the clearing firms or organizations with which the subsidiary has a contractual relationship. In the process of executing brokerage transactions, from time to time in the fast moving markets in which our subsidiaries and brokers operate, miscommunications or other errors can arise, such as parties knowing different trade details or transactions being completed with only one counterparty ("out trades"), thereby creating a potential liability for us. If the out trade is promptly discovered, thereby allowing prompt correction or disposition of the unmatched position at or around the same price, the risk to us is usually limited. If discovery is delayed, the risk is heightened by the increased possibility of intervening market price movements prior to such correction or disposition. Although out trades usually become known at the time of or later on the day of the trade, on occasion they are not discovered until later in the settlement process. When out trades occur and are discovered, our policy is to have the resultant position corrected or disposed of promptly. Accordingly, the cost of individual out trades can vary widely, although on an aggregate basis in each of our last three fiscal years they have approximated only 1% of total commission income. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, have the potential to have a material adverse effect on our financial condition or results of operations.

If any of our clearing agents terminate our contracts with them, our business could suffer.

         Our broker-dealer subsidiary, Maxcor Financial Inc., has contractual arrangements with a variety of clearing firms and organizations for purposes of clearing and settling the various securities transactions it brokers. Each clearing firm or organization typically handles only certain types of securities for MFI. Thus, one firm clears its emerging market debt transactions, another clears its municipal securities, corporate bond and equity transactions and another two collectively clear different aspects of its transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Without the capital resources and services of these firms and organizations which generally step in and act as principal in substitution for MFI, MFI's business, and our financial results, could be materially adversely impacted. Although most of the clearing contractual arrangements have existed for some time, they are generally terminable by the clearing firm upon reasonably short notice. We believe that in each category of securities there are alternative clearing firms or arrangements that could be put into place, but not necessarily with immediate effect or upon as favorable terms. Accordingly, if any of our existing clearing agreements were to be terminated, and we were unable to establish in timely fashion a new clearing arrangement with another clearing firm or organization on financial and other terms acceptable to MFI, we might suffer an interruption in or not be able to continue brokering the particular product that was the subject of the terminated clearing arrangement, and we could suffer a material adverse effect on our results of operations and financial condition.

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

         Many of our overseas brokerage operations are conducted in conjunction with independent business partners, such as Nittan Capital Group in Tokyo and a correspondent broker, Delsur, in Buenos Aires. Some of our partners compete with us in other products, and their business interests may not always coincide with ours. Although such brokerage operations are generally subject to detailed governing documents, any event which negatively affects the financial condition or management of any of our partners, or their willingness otherwise to conduct such brokerage operations in conjunction with us (or vice versa), may have a negative impact on our operations.

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

Employee misconduct or errors can hurt our business

         Although we have significant procedures and other checks and balances in place designed to prevent and/or detect employee misconduct, including many that are mandated by regulators, it is not always possible to deter employee misconduct and our precautions may not always be effective. Misconduct by employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of a client, or improper use of proprietary or confidential information. Any of the foregoing types of misconduct could subject us to financial losses, regulatory sanctions and/or harm our reputation, and thereby hurt our results of operations and business. Similarly, employee errors, including mistakes recording or executing transactions for clients, may cause us to record transactions that clients later disavow and refuse to settle, exposing us to risk of material loss until the errors in question are detected and resolved. As with out trades, adverse movements in the prices of the instrument involved in an error transaction before it is detected and unwound, reversed or otherwise corrected can increase this risk.

We have market risk exposure from trading and inventory positions held in our sales and trading businesses and in our firm investment account.

         We allocate a small portion of our available capital to MFI's sales and trading brokerage operations to support limited trading and inventory positions. The positions are generally intended to be held short term, often for the purpose of facilitating anticipated client needs. Where available, they are financed by margin loans provided by MFI's clearing firms. As a result, we have market risk exposure on these securities, varying based on the size of the overall positions, the terms of the securities themselves, and the number of days the positions are held. The aggregate market value of such positions is included in "securities held at clearing firm and trading contracts" line of our Consolidated Statements of Financial Condition. Although such positions are marked to market and carefully monitored on a daily basis, resulting principal gains and losses from such positions can on occasion have a disproportionate effect, positive or negative, on our results of operations for any particular reporting period. For example, see Note 20 to the Consolidated Financial Statements, describing an anticipated 2003 loss associated with MFI's trading in when-issued contracts for NTL, Inc. common stock. In addition, from time to time we hold small amounts of municipal and other securities in the firm's investment account, which can create similar risk exposures and effects.

The lack of diversification in our business could negatively affect our financial condition or results of operations; conversely, managing our growth effectively can be difficult.

         From a revenue perspective, our inter-dealer brokerage businesses account for substantially all of our revenues denoted as "commission income" in our Consolidated Statements of Operations. Accordingly, the prospects for our performance and the market prices for our common stock are highly dependent upon the performance of the inter-dealer brokerage businesses. This lack of diversification could negatively affect our financial condition or results of operations. As a result, we have spent considerable time, resources and efforts in attempting to grow and diversify our business operations over the last few years, including by building our sales and trading businesses. However, these efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. Accordingly, there can be no assurances that our growth and diversification efforts will be successful or, if achieved, whether they will positively or negatively affect our financial condition or results of operations.

ITEM 2.  PROPERTIES

         We have offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Stamford, Connecticut; Nyon, Switzerland (with a registered office in Geneva); and Mexico City, Mexico. We lease all of our office space and have material lease obligations with respect to our New York and London premises. In New York, we occupy an aggregate of approximately 62,000 square feet on the 18th and 19th floors at One Seaport Plaza in lower Manhattan under a lease expiring in 2014. In London, we occupy approximately 36,000 square feet of space in London's financial center, The City, under a lease expiring in 2018.

         We believe that all of our other facilities are suitable and adequate for their present and anticipated purposes. See Note 19 to the Consolidated Financial Statements for further information regarding future minimum rental commitments under our existing leases.


ITEM 3.  LEGAL PROCEEDINGS

         Our businesses are subject to various legal proceedings, arbitrations and claims that generally arise in the ordinary course. Although the results of such matters cannot be predicted with certainty, based on available information and advice of counsel, management believes that resolving any currently known matters, after taking into account reserves already established, will not have a material adverse impact on our consolidated financial condition (although they may be material to our results of operations for any particular period). For additional discussion of certain pending matters and reserve levels, see Note 20 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on The Nasdaq Stock Market(R) under the symbol "MAXF." The following table sets forth the range of high and low sales prices for our common stock, as reported by The Nasdaq Stock Market(R), for our last two fiscal years.

Common Stock:                                          High         Low
                                                     --------    --------

         Year Ended December 31, 2002
         ----------------------------
         First Quarter ........................      $  6.510    $  5.000
         Second Quarter .......................         7.920       5.250
         Third Quarter ........................         6.300       3.850
         Fourth Quarter .......................         6.700       5.050

         Year Ended December 31, 2001
         ----------------------------
         First Quarter ........................      $  2.063    $  0.906
         Second Quarter .......................         3.030       1.750
         Third Quarter ........................         4.740       2.380
         Fourth Quarter .......................         5.880       2.650


         As of March 27, 2003 there were 42 holders of record of our common stock. We are aware that certain holders of record hold a substantial number of shares of common stock as nominees for a significant number of beneficial owners. Based on a preliminary broker-dealer inquiry made by our transfer agent in March 2003, we believe there are approximately 1,000 beneficial owners of our common stock.

         We have never declared any cash dividends on our common stock, nor do we currently anticipate declaring any cash dividends in the foreseeable future. However, as described above in Item 1 of this report, under the caption "Capital Structure History," we have over the past several years repurchased significant amounts of our common stock, both in privately-negotiated transactions and through an open market repurchase program.


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

                                                                                 Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                           2002            2001            2000            1999            1998
                                                      -------------   -------------   -------------   -------------   -------------
Statement of Operations
Commission income                                     $ 149,428,132   $ 138,003,085   $ 122,613,654   $ 132,892,282   $ 126,120,712
Insurance recoveries                                     11,098,135       4,498,144
Principal transactions                                    8,720,422       8,932,861       2,627,169       1,215,233         954,249
Other income (1)                                           (922,300)        922,741       2,527,483       1,600,990       3,283,403
                                                      -------------   -------------   -------------   -------------   -------------
                                                        168,324,389     152,356,831     127,768,306     135,708,505     130,358,364
                                                      -------------   -------------   -------------   -------------   -------------
Operating costs:
   Compensation and related costs                       107,024,194     106,619,297      92,061,672      93,392,948      87,511,455
   Communication costs                                   11,033,342      10,465,852      11,643,857      13,613,656      13,258,756
   Travel and entertainment                               7,406,116       6,493,462       6,620,974       6,797,740       7,763,109
   Occupancy costs                                        4,054,140       4,404,994       4,406,215       5,061,370       5,776,416
   Clearing and execution fees                            3,311,759       3,511,712       3,307,802       3,005,785       4,588,170
   Depreciation and amortization                          2,405,834       2,962,582       3,501,373       3,955,500       4,594,622
   Contributions to The Euro Brokers Relief Fund, Inc.    1,219,233
   General and administrative                             4,933,483       5,784,107       4,769,444       5,516,349       5,140,885
                                                      -------------   -------------   -------------   -------------   -------------

                                                        141,388,101     140,242,006     126,311,337     131,343,348     128,633,413
                                                      -------------   -------------   -------------   -------------   -------------


Operating profit                                         26,936,288      12,114,825       1,456,969       4,365,157       1,724,951
                                                      -------------   -------------   -------------   -------------   -------------

Other (expenses) income:
   Interest expense                                        (299,079)       (666,387)       (594,957)       (833,935)     (1,079,147)
   Amortization of intangible assets                                       (635,998)       (507,564)       (410,004)       (410,004)
   Non-operating expenses                                                (1,050,472)       (477,000)                     (1,141,356)
   Non-operating income                                      43,767       1,638,506       2,235,511         527,018
   Restructuring costs                                                                     (541,961)       (321,000)
   Costs related to World Trade Center attacks           (3,204,468)     (1,590,060)
   Income (loss) from equity affiliate                                        9,992         135,890      (1,576,644)        (19,925)
   Interest income                                        2,147,274       2,306,044       1,823,285       1,879,500       1,737,403
   Foreign exchange gain (loss)                              35,391        (229,390)        (21,579)       (282,536)       (164,860)
                                                      -------------   -------------   -------------   -------------   -------------

                                                         (1,277,115)       (217,765)      2,051,625      (1,017,601)     (1,077,889)
                                                      -------------   -------------   -------------   -------------   -------------
Income before provision for income taxes and
   minority interest                                     25,659,173      11,897,060       3,508,594       3,347,556         647,062

Provision for income taxes                               12,130,758       2,174,673       2,710,482         545,216       1,922,212
                                                      -------------   -------------   -------------   -------------   -------------

Income (loss) before minority interest                   13,528,415       9,722,387         798,112       2,802,340      (1,275,150)

Minority interest                                          (981,791)       (683,985)      1,203,987        (270,128)
                                                      -------------   -------------   -------------   -------------   -------------

Net income (loss)                                     $  12,546,624   $   9,038,402   $   2,002,099   $   2,532,212   ($  1,275,150)
                                                      =============   =============   =============   =============   =============

                                                                Year Ended December 31,
                                       ------------------------------------------------------------------------
                                           2002           2001           2000           1999           1998
                                       ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:
Total assets                           $123,477,959   $279,317,292   $ 70,906,347   $ 72,467,958   $ 75,269,665
Obligations under capitalized leases        842,399        204,252        335,635        493,367        751,747
Notes payable                                              447,978      1,723,169      1,799,870      3,824,842
Loan payable                                                                             674,282
Total liabilities                        70,477,645    241,021,098     37,257,798     38,162,466     43,476,151
Minority interest                         5,407,228      3,979,291      3,407,628      4,885,896
Redeemable preferred stock                                              2,000,000      2,000,000      2,000,000
Stockholders' equity                     47,593,086     34,316,903     28,240,921     27,419,596     29,793,514

Per Share Information
Net income (loss) - basic              $       1.72   $       1.23   $        .23   $        .26   $       (.11)
Net income (loss) - diluted                    1.53           1.16            .23            .25           (.11)
Book value                                     6.56           4.88           3.48           3.29           2.63
Weighted average common shares
  outstanding - basic                     7,304,284      7,357,017      8,374,166      9,711,974     11,327,741
Weighted average common shares
  outstanding - diluted                   8,210,638      7,764,667      8,374,166      9,846,257     11,327,741

(1) Includes non-equity earnings (loss) from contractual arrangement (Tokyo Venture) and information sales revenue (since 1999).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2002

         We are very proud of our performance during the year ended December 31, 2002. It was a year in which we continued a remarkable recovery from the devastating effects of the September 11th terrorist attacks, while also achieving solid financial results.

         Our recovery took many forms. We hired new brokers. We improved the performance of many of our established businesses and expanded into new business lines. We selected new permanent headquarters in lower Manhattan, at One Seaport Plaza, and signed a 12-year lease. We held a Charity Day on March 11, 2002 that raised $1.2 million for The Euro Brokers Relief Fund, Inc. We obtained timely cash advances from our insurance carrier throughout the year that provided needed liquidity and then negotiated a final settlement of our September 11th business interruption insurance claim that ensured the maintenance of our strong financial base. We improved and expanded the application of our leading technology solutions to our existing and new businesses. We won a significant litigation in the United Kingdom that permitted us to acquire 100% ownership of our London operations at a very favorable purchase price. We actively managed our capital structure through the elimination of two series of outstanding warrants, which upon exercise raised proceeds of $2.5 million, and the continuation of our common stock repurchase program.

         Through it all, the perseverance and hard work of our employees and staff, the strength of the families of our lost employees, and the loyalty and support of our clients lifted and energized us. Working out of sub-optimal, temporary headquarters for the entire year, we experienced a remarkable bonding and coming together of the Maxcor and Euro Brokers teams. Their performance during 2002 is a testament to their spirit, energy and work ethic, as well as their loyalty to our company and their desire to honor their 61 lost colleagues. The result is what we ultimately believe to be a stronger company, both financially and emotionally.

         Our basic financial measures of performance, on a GAAP basis, were up across the board in 2002 over 2001. Net income increased by more than 30%, to $12.5 million, or $1.53 per share, from $9.0 million, or $1.16 per share. Revenues increased 10%, to $170.6 million from $154.8 million. Overall stockholders' equity jumped almost 40%, to $47.6 million (a per share book value of $6.56) from $34.3 million (a per share book value of $4.88).

         Continuing the pattern of 2001, much of 2002 saw strong levels of trading activity in the fixed income and derivatives markets in which we are active. We took advantage of these active markets by making judicious new hires and focusing on client service to help us to maintain or increase our market share in key products. As a result, our Euro Brokers operations generated improved revenues and performance across many of our brokerage desks in New York. In particular, we garnered improved revenues from each of our interest rate swaps, interest rate options, U.S. Treasury, federal agency and mortgage-backed repurchase agreements and federal agency bond desks. Revenues from our cash deposits and money market desks, however, were down from 2001 levels, and our emerging market debt businesses continued to have to cope with depressed trading volumes in that sector.

         In New York, we launched a new U.S. Treasury brokerage desk in August 2002, believing that there was a market opportunity in this area for well-focused voice broker services. We also viewed the desk as nicely complementing a number of our existing businesses. We believe that the U.S. Treasury's financing requirements will continue to increase and we are optimistic that this new business will become successful with improved results in 2003.

         In London, we launched a new credit derivatives desk in 2002 on the heels of our late 2001 launch of such a desk in New York. Both desks, but London in particular, contributed positively to results in 2002. The New York desk suffered near the end of the year as the result of the loss of several key employees, but we have since made replacement hires. We believe credit derivatives will continue to be a growth area.

         Our London operations as a whole had a solid and profitable 2002, on a level about equal with that of 2001, while also building what we believe will be a stronger foundation for improved future results. In addition to the positive results of the credit derivatives desk, we garnered continued strong performance from our interest rate options, U.S. dollar swaps and euro currency swaps desks. Emerging market debt products brokered out of London saw reduced revenues, but still made an overall positive contribution to results.

         Our Tokyo operations continued to struggle during 2002 in the midst of an extended downturn in overall derivatives market activity there as a result of extraordinarily low interest rates and very low volatilities. At the end of 2002, we began implementing an internal restructuring to attack our cost structure. Brokers were migrated from high, guaranteed base salaries to lower base salaries and higher performance-based payouts. We think this revised incentive-based structure, which, as of the end of the first quarter in 2003, has been substantially implemented, will protect our downside cost exposure while allowing us to attract new hires and compete favorably in the marketplace until overall economic and trading conditions in Tokyo improve.

         Throughout 2002, in addition to focusing on our core inter-dealer brokerage operations, we continued our diversification efforts by expanding our sales and trading operations within our Maxcor Financial Inc. broker-dealer. In April 2002, we hired a leveraged finance group to specialize in institutional sales and trading operations in high-yield and distressed debt, supplemented by quality research efforts. We followed this expansion with the launch mid-year of an institutional equities sales and trading operation focused on providing top quality service, research and order execution to the money management community. The equity group's emphasis is on the less actively traded stocks, including small cap stocks, value stocks and real estate investment trusts. In the fourth quarter, we also started an institutional convertible securities operation, aimed at providing clients with quality execution and arbitrage trading ideas.

         The goal in these various new Maxcor initiatives, in addition to growth and diversification, has been to establish businesses with institutional clients in which we can offer research, trading strategies and execution services over broad, but underserved, asset classes in a coordinated approach. All three new groups - leveraged finance, equities and convertibles - contributed positively to results in 2002.

         We intend to continue to expand our sales and trading operations in 2003, with opportunistic additions when and where we believe we can hire the right people and establish a meaningful presence. To this end, in late March 2003, we have contributed an additional $20 million in capital to our broker-dealer - thereby raising its total capital to in excess of $50 million - in order to be able to upgrade to dealer membership status with the Government Securities Division of the Fixed Income Clearing Corporation. The new capital is intended primarily to facilitate riskless principal transactions within our sales and trading operations by enhancing our broker-dealer's credit status with GSD-FICC. The additional capital is primarily being financed by a new $15 million, secured reducing credit facility (see Note 14 to the Consolidated Financial Statements).

         We continued in 2002 to allocate a small portion of our existing capital to support principal transactions in which we assume market risk for a period of time. This trading occurs primarily in our municipal securities and leveraged finance businesses, where we will often hold inventory in anticipation of client needs, but also in our firm investment account. For 2002, all three of these areas contributed positively to results, with aggregate revenue from trading gains approximately equal to 2001 levels, at $8.7 million. We expect, however, to incur a significant loss in 2003 on our trading contracts in when-issued shares of NTL, Inc. (see Note 20 to the Consolidated Financial Statements). Looking forward, we will continue to use some of our existing capital to support various trading and inventory positions, but do not currently envision any significant expansion of that commitment.

         On March 11, 2002, the six-month anniversary of the terrorist attacks, we held our first annual charity day. With the full support of our clients and our employees, who waived any entitlement to commissions from the revenues generated that day, we were able to raise slightly over $1.2 million for our Euro Brokers Relief Fund. We were very proud of these results and will be holding another charity day, to benefit both the Fund and our newly-established Maxcor Foundation, in May 2003.

         In May 2002, we won an important lawsuit in London that entitled us to obtain 100% ownership of our non-securities brokerage operations in London (Euro Brokers Finacor Limited) by purchasing the 50% shareholdings therein of our partner, Monecor (London) Limited, at a 30% discount to the net book value of those holdings, measured as of late December 2000. The judgment enforced specific contractual buy-out provisions in a shareholders' agreement between us and Monecor (a subsidiary of Finacor, which was acquired by Viel & Cie in 2000) that were triggered by the failure of Monecor, in late 2000, to provide certain requested funding for the London operations. Monecor's appeal of the judgment was dismissed unanimously by a three-member panel of the London Court of Appeals in February 2003. The panel also refused Monecor's request to appeal further to the House of Lords. As a result, Monecor was obligated to transfer its shareholdings to us later that same month, and Euro Brokers Finacor Limited then changed its name to Euro Brokers Limited (although Monecor has subsequently petitioned the House of Lords directly for leave to appeal, it is not expected that such leave will be granted or, if granted, that the appeal itself will be successful).

         Because of the discounted purchase price paid by us for Monecor's shareholdings, we will recognize a one-time extraordinary gain of approximately $3.0 million in the first quarter of 2003, which will have the effect of increasing that period's after-tax net income by the same amount. The 100% ownership also means that our future results of operations will no longer exclude the income (or loss) allocable to Monecor's 50% interest. In 2002, for example, approximately $1.0 million of income was allocated to this interest.

         In August 2002, we signed a lease for new permanent headquarters in New York at One Seaport Plaza, also known as 199 Water Street. The lease, which has an initial duration of slightly over 12 years (until December 31, 2014), signifies our long-term commitment both to our business and to lower Manhattan. The leased premises are for the entire 18th and 19th floors and cover over 60,000 rentable square feet, providing us with room to grow over the lease's term.

         In connection with signing the lease, we accepted an incentive package offer from New York State and New York City that provides us a with an initial cash grant of $1.75 million for job retention and up to an additional $800,000 in grants for job growth. Payment of the initial grant is expected to be made in April 2003. Because of contingent recapture provisions associated with the grant in the event of future job losses or relocations, this amount (and any additional grants for future growth) will only be recognized in earnings over the term of the new lease.

         Our 2002 cash flows were significantly helped by periodic advances we obtained from Kemper Insurance Companies on our business insurance claims relating to the September 11th terrorist attacks. In December 2002, we negotiated a final settlement with Kemper of our claim under the coverage portion of our policy providing for the recovery of lost revenues (net of saved expenses) and additional expenditures incurred to restore operations or minimize the period and total cost of disruption to operations. The settlement of $18.85 million generated a one-time 2002 fourth quarter after-tax net benefit of $3.9 million (or $.48 per share), reflecting additional lost income in excess of amounts previously recognized, after application of the proceeds to cover both new and previously-charged September 11th-related expenses.

         The settlement did not resolve our property insurance claim under a separate policy coverage with Kemper providing for, among other things, the full replacement cost of assets destroyed in the attacks. As of year-end 2002, Kemper had advanced us $8 million pursuant to this coverage, which has an aggregate limit of approximately $14 million, pending completion and documentation of our total expenditures in connection with our planned move to and build out at One Seaport Plaza.

         When our property claim is fully and finally settled or otherwise resolved, we will record a significant one-time gain that, on a pre-tax basis, will be equal to the amount by which the total proceeds under the coverage exceed the net, depreciated book value of property destroyed in the attacks (which was approximately $2.5 million). However, under GAAP, such gain will be offset in earnings over time by the required expensing, over their respective useful lives, of the replacement assets purchased with the property insurance proceeds.

         In February 2003, we completed our move to One Seaport Plaza, staggered over the course of three weekends to maintain business continuity. After more than 16 months in our temporary headquarters, our brokers and other employees were delighted to have a permanent home again, complete with state-of-the-art infrastructure and equipment and optimized desk configurations. Our new premises now house all of our approximately 300 New York-based employees and staff.

         We used the opportunity of a new build out at One Seaport Plaza to re-think technology applications across all of our desks. Our goals have always been to use technology to provide our brokers with the best tools, manage execution and settlement risks and provide our clients with the highest possible level of service. As a result, we used our Tradesoft(R) technology to automate further the broker interfaces on many of our desks. We also expanded the deployment of Tradesoft's paperless ticket system, which generates automatic e-mail and fax trade confirmations to our clients and provides direct electronic transmission of the trade data to our back office, to more of our businesses. This deployment has most recently also encompassed our Tokyo office as well.

         The year 2002 also saw the continuation of our common stock repurchase program, as part of our overall effort to manage our capital structure and increase value to stockholders. In total, we repurchased 375,507 shares in 2002, at an aggregate cost of $2.1 million. These repurchases helped to offset dilution from warrant and stock option exercises during 2002. On April 12, 2002, we permitted the expiration of our two series of outstanding warrants issued in connection with our 1994 initial public offering and our 1996 acquisition of the Euro Brokers businesses. In the period just prior to that expiration, 492,795 of these warrants were exercised at a price of $5.00 per share, resulting in the issuance of a like number of shares and raising proceeds for us of approximately $2.5 million. Option exercises during 2002 increased our shares outstanding by a net total of 111,643 shares.

         Repurchases to date in 2003 (through March 27, 2003) have totaled 160,100 shares, leaving us with remaining authorization under our repurchase program for 450,393 shares. As has always been the case, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

Critical Accounting Policies

         Note 2 to the Consolidated Financial Statements details the significant accounting policies used in the preparation of those statements. There are certain of these policies that are considered to be of particular importance because they require difficult, complex or subjective judgments on matters that are often inherently uncertain. The following is a discussion of these policies.

         Securities and trading contracts are carried at fair values generally based on quoted market prices. From time to time quoted market prices are not available for certain municipal or other securities positions. For such securities, we, with the assistance of independent pricing services, determine fair values by analyzing securities with similar characteristics that have quoted market prices. Consideration is given to the size of our individual positions relative to the overall market activity in such positions when determining the impact our sale would have on fair values. Since uncertainties may exist as to the settlement of when-issued equity trading contracts, we defer any gains resulting from adjusting the costs of these contracts to fair values until uncertainties relating to settlement are resolved. The assumptions used in valuing our securities and trading contracts may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

         Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., interest and claims on securities settlement disputes and reserves for certain income tax contingencies. The determination of the amounts of these reserves requires significant judgment on our part. We consider many factors in determining the amount of these reserves, such as legal precedent and case law and historic experience. The assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be greater or less than the reserve amount.

Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective December 31, 2002 and are presently evaluating the recognition and measurement provisions of FIN 45 that are required to be adopted in 2003.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for

Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, and continue to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for the purpose of recognizing compensation cost.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of a variable interest entity ("VIE") if we have variable interests that give us a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN 46, VIEs were commonly referred to as special purpose entities. As we do not have any VIEs, the adoption of this statement will not have an effect on our Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Commission income represents revenues generated on our brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For 2002, these revenues increased $11,425,047 to $149,428,132, compared to $138,003,085 for 2001, due to increased brokerage in New York and London. In New York, the increase principally reflected increased revenues from repurchase agreements, federal agency bonds, credit derivatives and interest rate derivatives, commissions derived from newly-started U.S. Treasury, leveraged finance and institutional equity departments and reduced amounts in 2001 from the disruption to operations following the September 11th terrorist attacks. Partially offsetting these increases were reduced revenues in emerging market debt and money market instruments and the suspension or discontinuation of certain operations after the September 11th attacks. The increase in London reflected the net effects of revenues derived from our newly-started credit derivatives department, the currency effect of translating strengthened British pound sterling amounts to U.S. dollars and reduced revenues from emerging market debt.

         Insurance recoveries for 2002 represent the portions of the settlements of claims under U.S. and U.K. business interruption insurance policies for losses incurred in New York and London following the September 11th attacks attributable to lost revenues (net of saved expenses). The balance of these settlements is recorded as offsets to costs related to World Trade Center attacks (see below). During 2002 we recorded $10.3 million in insurance recoveries relating to the settlement of our U.S. claim against Kemper, representing the $14.8 million portion of the $18.9 million total settlement allocated to lost revenues (net of saved expenses), less the $4,498,144 amount recorded in 2001. Also during 2002 we recorded an insurance recovery of $831,000 pursuant to the U.K. settlement of $1.2 million with Norwich Union, representing the portion of that settlement allocated to lost revenues (net of saved expenses). The $4,498,144 amount recorded in 2001 reflected the portion of lost revenues (net of saved expenses) through September 30, 2001 under our U.S.

policy with Kemper for which we believed there were no contingencies that would have a material impact. We anticipate a significant one-time gain in 2003 for insurance recoveries upon the settlement of our property casualty insurance policy with Kemper for the excess of replacement costs over the book values and lease termination costs of assets destroyed in the September 11th attacks. Such gain will be offset over time in future periods by increases to depreciation and amortization expense of assets held and rental expense for assets leased pursuant to sale-leaseback arrangements.

         Principal transactions represent the net gains generated from our securities transactions that involve the assumption of market risk for a period of time, as well as the results of activities in our firm investment account. For 2002, these revenues decreased $212,439 to $8,720,422, compared to $8,932,861 for 2001, primarily due to reduced gains on municipal securities and in our investment account, offset in part by gains from our newly-started leveraged finance department, which conducts sales and trading of high yield and distressed debt.

         Interest income for 2002 decreased $158,770 to $2,147,274, compared to $2,306,044 in 2001, reflecting the net effects of a lower interest rate environment for our deposits and cash equivalents and an increase in the average inventory of municipal securities held.

         Other income items for 2002 resulted in a loss of $843,142, as compared to income of $1,083,431 for 2001. This change resulted primarily from a loss of $1,184,233 on our interest in the Tokyo Venture in 2002 as compared to a loss of $694,083 during 2001, income of $262,000 during 2002 on the sale of financial information derived from our brokerage business as compared to income of $1.6 million during 2001, a gain in 2001 of approximately $390,000 on the sale of our 15% interest in Yagi Euro and foreign exchange gains during 2002 as compared to foreign exchange losses during 2001.

         Compensation and related costs for 2002 increased $404,897 to $107,024,194, as compared to $106,619,297 for 2001. This increase was primarily the result of the increase for 2002 in operating revenues (commission income, principal transactions and information sales revenue) and the impact of translating strengthened British pound sterling amounts to U.S. dollars. Limiting this increase were continued cost reduction efforts in New York and London and compensation waived by employees on our 2002 charity day (see further discussion on charity day below). As a percentage of operating revenues, compensation and related costs decreased to 68% for 2002 as compared to 72% for 2001.

         Communication costs for 2002 increased $567,490 to $11,033,342, compared to $10,465,852 for 2001, primarily due to the suspension of certain services in New York in the prior year following the September 11th attacks and the impact of translating strengthened British pound sterling amounts to U.S. dollars, offset in part by a $350,000 reduction to accruals in London during 2002 based upon settling claims with a vendor.

         Travel and entertainment costs for 2002 increased $912,654 to $7,406,116, compared to $6,493,462 for 2001. As a percentage of operating revenues, travel and entertainment costs increased to 4.7% for 2002, compared to 4.4% for 2001.

         Occupancy costs represent expenses incurred in connection with our office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For 2002 these costs increased $897,572 to $4,054,140, compared to $3,156,568 for 2001, reflecting the net effects of eliminating certain occupancy accruals associated with the World Trade Center lease in the prior period and reduced costs in the current period for office space in New York resulting from the use of temporary facilities following the September 11th attacks. The prior period accruals consisted of a $411,000 accrual for the payment of a fee to exercise an early lease termination option, which was eliminated due to our decision, prior to September 11th, to allow the option to expire, and an $837,000 accrual established in order to straight-line the average rent costs over the lease, which was eliminated due to the destruction of the premises on September 11th.

         Clearing and execution fees are fees paid to clearing firms for transactions settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For 2002 these costs decreased $199,953 to $3,311,759, compared to $3,511,712 for 2001, primarily as a result of a reduction in the number of emerging market debt transactions, offset in part by clearing and execution fees incurred by the newly started institutional equities desk.

         During 2002 we recorded net costs of $3,204,468 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $7,020,331 reduced by the aggregate amount of the insurance settlements with Kemper and Norwich Union allocated to extra expenses during 2002 of $3,815,863. During 2001 we recorded net costs related to the World Trade Center attacks of $1,590,060, reflecting gross costs incurred of $2,187,281 reduced by the portion of those expenses considered probable of recovery during 2001 of $597,221. Included in gross costs during 2002 was the cost of foregoing an extension of a sublease on additional space in our London premises that was re-allocated for potential use by New York employees. This gross cost of $2.7 million ($2.4 million net after applying the portion of insurance proceeds from Norwich Union allocable to this cost) was based upon our estimate of the length of time it will take to generate replacement sublet income on this space and the difference between the amount we believe we will then be able to achieve and our cost associated with the space. Other gross extra expenses incurred during 2002 and 2001 include additional occupancy costs in New York, the purchase of equipment solely compatible with our temporary facilities in New York, the use of outside professionals, interest on failed securities settlements, recruitment fees and benefits for the families of deceased employees.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements, goodwill and other intangible assets. These costs decreased $1,192,746 to $2,405,834 during 2002, compared to $3,598,580 during 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in late 2001. We anticipate increases to these costs in 2003 and forward as a result of having to depreciate and amortize replacement costs of assets purchased from insurance proceeds and not leased pursuant to sale-leaseback arrangements.

         During 2002 we made a charitable contribution to The Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices on our 2002 charity day. All participating employees waived any entitlement to compensation from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (HTTP://RELIEF.EBI.COM), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

         Interest expense for 2002 decreased $367,308 to $299,079, compared to $666,387 for 2001, primarily as result of using more of our cash and cash equivalents to finance securities positions, thereby reducing the level of margin borrowings, and a lower interest rate environment for such borrowings.

         General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. In 2002, these costs decreased $1,901,096 to $4,933,483, compared to $6,834,579 in 2001, primarily as a result of decreases during 2002 in professional fees and rental expense for leased equipment and the write-off in 2001 of goodwill, identifiable intangibles and certain other assets obtained in the August 2000 Tradesoft acquisition approximating $1.1 million. These decreases were partially offset by an increase during 2002 in insurance costs. We anticipate an increase in general, administrative and other expenses during 2003 and forward associated with rental expense for furniture and equipment acquired with insurance proceeds that we will be leasing pursuant to sale-leaseback arrangements.

         Provision for income taxes for 2002 increased $9,956,085 to $12,130,758, compared to $2,174,673 for 2001, primarily due to the increase in pre-tax income during 2002, the $3 million reduction to income tax reserves during 2001 resulting from the favorable resolution to certain contingencies, and tax planning strategies applied during 2001 to gains on the sale of Yagi Euro and other investments.

         For 2002, minority interest in consolidated subsidiaries resulted in a reduction of net income from such subsidiaries of $981,791, as compared to a reduction of net income from such subsidiaries of $683,985 during 2001. This change was primarily the result of increased profitability of EBFL. We will no longer record minority interest in the earnings (losses) of this subsidiary after February 2003 as a result of the favorable ruling from the London Court of Appeals enabling us to purchase the minority share of EBFL at a 30% discount to the December 2000 book value of this interest.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Commission income for 2001 increased $15,389,431 to $138,003,085, compared to $122,613,654 for 2000, due to increased brokerage in New York and London. In New York, the increase principally reflected brokerage from our newly hired federal agency bond brokerage team and increased brokerage of interest rate derivatives, offset in part by a significant reduction in brokerage from the disruption to operations caused by the September 11th attacks. In London, the increase resulted primarily from improved brokerage on interest rate derivatives and emerging market debt securities, offset in part by the currency effects of translating weakened British pound sterling amounts to U.S dollars.

         Insurance recoveries of $4,498,144 for 2001 represents the portion of lost revenues (net of saved expenses) through September 30, 2001 recoverable under the business interruption and extra expense policy for which we believed no contingencies existed having a material impact. Additional amounts for lost revenues (net of saved expenses) through December 31, 2001 were recorded in 2002 upon settlement of the claim.

         Principal transactions increased $6,305,692 to $8,932,861 for 2001, compared to $2,627,169 for 2000, due to increased gains on municipal securities transactions and in our firm investment account.

         Interest income for 2001 increased $482,759 to $2,306,044, compared to $1,823,285 for 2000, primarily reflecting an increase in the average inventory of municipal securities held.

         Other income for 2001 decreased $3,657,984 to $1,083,431, compared to $4,741,415 for 2000, primarily due to a gain of approximately $2.2 million recognized in 2000 related to the partial sale of our interest in the Tokyo Venture, a loss of $694,083 on our interest in the Tokyo Venture in 2001 compared to earnings of $523,704 in 2000, revenue of approximately $1.6 million in 2001 compared to approximately $2.0 million in 2000 from the sale of financial information derived from our brokerage business and an increase in foreign exchange losses. These decreases were offset in part by an approximate $390,000 gain recognized during 2001 on the sale of our 15% equity interest in Yagi Euro.

         Compensation and related costs increased $14,557,625 to $106,619,297 for 2001, compared to $92,061,672 for 2000. This increase was primarily the result of increased employment costs in New York, primarily reflective of increased revenue levels. Partially offsetting this increase was decreased employment costs in London reflecting the net effect of cost reduction efforts, the currency effects of translating weakened British pound sterling amounts to U.S. dollars and improved brokerage. As a percentage of operating revenues (commission income, principal transactions and information sales revenue), compensation and related costs were 72% for both 2001 and 2000.

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

         Occupancy costs decreased $1,249,647 to $3,156,568 in 2001, compared to $4,406,215 for 2000, primarily as a result of the decrease in occupancy accruals associated with the World Trade Center lease during 2001 described above.

         Clearing and execution fees increased $203,910 to $3,511,712 for 2001, compared to $3,307,802 for 2000, primarily as a result of an increase in cleared emerging market debt transactions.

         In 2001, we recorded $1,590,060 of costs as a direct result of the September 11th attacks on the World Trade Center, reflecting gross expenses incurred of $2,187,281 reduced by the portion of these expenses, $597,221, we believed probable of recovery and which were reasonably estimable. These costs include the use of outside professionals, recruitment fees, interest on failed securities settlements, meals and lodging for employees during the rebuilding process, and benefits for the families of deceased employees.

         Depreciation and amortization expense decreased $410,357 to $3,598,580 for 2001, compared to $4,008,937 for 2000, primarily as a result of a reduction in depreciable fixed assets in London and the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks. These decreases were offset in part by an increase in the amortization of software, goodwill and other intangible assets obtained in the August 2000 acquisition of Tradesoft.

         Interest expense for 2001 increased $71,430 to $666,387, compared to $594,957 for 2000, primarily due to an increase in average margin borrowings to finance municipal securities positions, offset in part by a decrease associated with a lesser amount of debt (loan, notes and capitalized lease obligations payable) outstanding.

         During 2000 we incurred restructuring costs of $541,961 relating to the costs of ceasing the operations of our Toronto-based subsidiary in June 2000 and the notice given in December 2000 to close EBFL's branch operations in Paris effective January 5, 2001. A portion of the business previously conducted in Toronto was relocated to New York.

         General, administrative and other expenses increased $1,588,135 to $6,834,579 for 2001, compared to $5,246,444 for 2000, primarily as a result of the write-off of goodwill, identifiable intangibles and certain other assets obtained in the Tradesoft acquisition approximating $1.1 million, and increases in consumption taxes in Europe, rental expense for leased equipment and other general, administrative and other expenses. These increases were offset by a one-time charge of $477,000 in 2000 attributable to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition.

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

Liquidity and Capital Resources

Operating Activities

         A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers, and securities held at clearing firm and trading contracts.

         Securities held at clearing firm and trading contracts reflect securities positions taken in connection with our sales and trading brokerage operations and in our investment account. Positions are financed either from our cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At year-end 2002, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities and trading contracts of approximately $12.0 million, reflecting a net position in securities and trading contracts of $29.4 million, financed by a payable to a clearing broker of approximately $17.3 million.

         MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, and a pledge of $5,000,000 in U.S. Treasury securities, which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition. In addition, as a result of the recent upgrading of MFI's GSD-FICC membership to dealer status, MFI is required to maintain a minimum net worth (including subordinated borrowings) of $25 million. To the extent MFI conducts transactions with non-netting members of GSD-FICC, MFI also will have to post additional clearing deposits (which it would expect to satisfy in part through the collection of margin deposits from such non-netting members).

         EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures ($3.9 million at December 31, 2002).

         Net cash provided by operations for 2002 was approximately $9.9 million. This increase in cash was the result of net income of approximately $12.5 million adjusted to reflect the net effect of approximately $4.3 million of non-cash items, primarily consisting of depreciation and amortization, unreimbursed losses from our share of the Tokyo Venture and minority interest in the net earnings of consolidated subsidiaries. These cash increases were reduced by the effect of other working capital items, including increased net assets relating to securities and trading contracts and decreased liabilities related to insurance advances and other effects of the September 11th attacks, offset in part by increased accrued compensation.

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

Investing Activities

         Investing activities in 2002 reduced cash by approximately $7.6 million, primarily due to cash outlays associated with the build-out of our new permanent headquarters at One Seaport Plaza in lower Manhattan. In 2001, investing activities resulted in an increase to cash of approximately $1.6 million, reflecting the net effects of insurance proceeds recognized for destroyed fixed assets approximating $1.5 million, proceeds from the sale of our 15% interest in Yagi Euro approximating $1.9 million and net cash used for fixed asset purchases/sales approximating $1.9 million. Investing activities for 2000 reflects net cash used of approximately $2.0 million, primarily resulting from the net effect of fixed asset purchases/sales approximating $2.2 million, the cash portion of the Tradesoft acquisition approximating $2.1 million and the proceeds received on the partial sale of our interest in the Tokyo Venture approximating $2.4 million.

         In addition to purchasing fixed assets, we from time-to-time use operating leases to finance the upgrading of communications and information systems necessary to sustain our commitment to maintaining current technology. In March 2003, we entered into various sale-leaseback transactions for equipment and furniture approximating $5 million, resulting in operating leases under a master lease agreement with General Electric Capital Corporation ("GECC") with durations ranging from three to five years.

         We expect additional cash outlays approximating $8.4 million in 2003 associated with the completion of the build-out of our new permanent headquarters in New York. Such outlays would bring our total build-out costs (inclusive of replaced furniture and equipment) to approximately $15.7 million. We believe the final settlement of our property casualty insurance claim, which we expect during the first half of 2003, will fund or reimburse a significant portion of these costs. Our policy with Kemper provides a limit of approximately $14 million in replacement costs. To date, Kemper has provided us with cash advances relating to this claim of $8 million.

Financing Activities

         At December 31, 2002 and 2001, we did not have a loan outstanding under our revolving credit facility with GECC. The facility provides for borrowings of up to $5 million, expires on June 17, 2004 and is secured by substantially all the assets of our Euro Brokers Inc. ("EBI") subsidiary. The borrowing availability under the facility (which approximated $3.7 million and $3.5 million at December 31, 2002 and 2001, respectively) is determined based upon the level and condition of the billed accounts receivable of EBI. The agreement with GECC contains certain covenants, which require EBI separately, and our entire company as a whole, to maintain certain financial ratios and conditions.

         In March 2003 we terminated the facility with GECC and entered into a new facility with The Bank of New York ("BONY") for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's billed accounts receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. As with the GECC facility, the agreement with BONY contains certain covenants, which require EBI separately, and our entire company as a whole, to maintain certain financial ratios and conditions.

         Notes payable at December 31, 2001 represented the remaining approximately $448,000 due on a fixed rate note issued to GECC in December 1997. This note was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attacks on the World Trade Center, the equipment securing this note was destroyed. Pursuant to the terms of the note, we retired the note early in 2002 without penalty.

         Net cash used in financing activities for 2002 was approximately $15,000, primarily reflective of the net effect of cash of approximately $2.1 million used to acquire treasury stock, the repayment of the note payable to GECC and obligations under capital leases aggregating approximately $586,000 and proceeds received from the exercise of stock options and warrants of approximately $2.7 million.

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

         Net cash used in financing activities for 2000 was approximately $2.6 million, primarily reflective of cash of approximately $894,000 used to acquire treasury stock, the repayment of notes payable and obligations under capitalized leases aggregating approximately $1.2 million and the net repayment of borrowings under the GECC revolving credit facility of approximately $674,000.

         In July 2001, our Board of Directors continued our common stock repurchase program by authorizing the purchase of up to an additional 709,082 shares, or 10% of the then outstanding shares. In the immediate aftermath of the September 11th attack, the Board further expanded this authorization by an additional 490,918 shares in order to bring the total authorization up to 1,200,000 shares. As of December 31, 2002, we had purchased 589,507 shares under this expanded program. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using our existing resources.

Contractual Obligations

         We have contractual obligations to make future payments in connection with operating and capital leases and information service contracts. The following table sets forth these contractual payment commitments as of December 31, 2002. Additional disclosure relating to our commitments appears in Notes 13 and 19 to the Consolidated Financial Statements.

                                                         Payments due by period

                                                Less than 1                       3-5         More than
                                     Total          year        1-3 years        years         5 years
                                 -----------    -----------    -----------    -----------    -----------
Operating leases                 $72,427,980    $ 7,394,164    $11,109,501    $10,193,318    $43,730,997

Information service contracts      3,517,485      2,800,568        716,917

Obligations under capitalized
  leases                             842,399        212,443        629,956
                                 -----------    -----------    -----------    -----------    -----------

Total contractual obligations    $76,787,864    $10,407,175    $12,456,374    $10,193,318    $43,730,997
                                 ===========    ===========    ===========    ===========    ===========

         In March 2003, we entered into various sale-leaseback transactions for equipment and furniture resulting in leases under a master lease agreement with GECC. These leases contain options at the end of the terms to purchase the assets at a percentage of their original cost or to return the assets and either
(1) pay GECC the amount by which our termination obligation exceeds the proceeds on GECC's disposition of the assets or (2) receive the amount by which the proceeds on GECC's disposition exceeds the cost of our purchase option. These leases do not meet one or more of the criteria for capital lease treatment and, accordingly, they are classified as operating leases. The following table sets forth our contractual payment commitments pursuant to these leases.

                                                         Payments due by period

                                                Less than 1                       3-5         More than
                                     Total          year        1-3 years        years         5 years
                                 -----------    -----------    -----------    -----------    -----------
March 2003 GECC leases           $ 5,012,037    $ 1,476,807    $ 2,526,045    $ 1,009,185    $

Effects of Inflation

         Because our assets are to a large extent liquid in nature, they are not significantly affected by inflation, although the value of any longer-term fixed-income securities held in inventory may decrease. However, to the extent inflation increases certain of our operating expenses, such as employee compensation, travel and entertainment, occupancy and communication costs, such increases may not be readily recoverable in the price of our services, particularly for operations domiciled outside the United States, where there are increased inflationary pressures. In addition, to the extent inflation increases or decreases volatility in the securities markets, our brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

Forward-Looking Statements

         Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the scope of our recoveries from insurers; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation" and "Cautionary Statements" captions of Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption of Item 7 of this report and the "Quantitative and Qualitative Disclosures about Market Risk" caption of Item 7A of this report. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are actively involved in the evaluation of risks associated with certain financial instruments and will from time to time reduce other risks inherent in our businesses through the use of financial instruments.

         We reduce market risk related to positions in our sales and trading operations by limiting both the size of our overall positions and the number of days positions are held. We closely monitor our securities positions on a daily basis through a review by management of daily activity and position reports prepared by operations staff. These reports detail all executed transactions, the resulting commissions and principal gains and losses and the closing positions. The detail of closing positions includes their cost basis and independently verified market prices.

         In the process of executing brokerage transactions, we sometimes experience "out trades" or other errors in which we may have liability for the resulting unmatched position. Out trades generally increase with increases in the volatility of the market. If an out trade is promptly discovered, thereby allowing prompt correction or disposition of the unmatched position, our risk is usually limited. If discovery (or correction or disposition) is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such correction or disposition. We believe that both our paperless confirmation system and our electronic blotter system, because of their ability to confirm trade details rapidly and identify unbalanced trade conditions as they occur, serve to help limit the market risk exposure when out trades or other errors occur. To limit our exposure further in such situations, our policy is to correct or dispose of any resulting unmatched positions promptly after their discovery.

         We do not consider our exposure to fixed interest rates significant at December 31, 2002, due to the low level of debt outstanding. Any borrowings under the facility with GECC and in the future with BONY bear interest at variable rates. We will monitor the level of borrowings under the new BONY facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

         The tables below provide information, at each of December 31, 2002 and December 31, 2001, about our financial instruments that are used either for trading purposes or other than trading purposes and that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, our market risk analysis at December 31, 2002 did not materially change from the market risk analysis at December 31, 2001. For loan and note payable the table presents principal cash flows with expected maturity dates. For municipal securities and corporate bonds, the table presents the aggregate par values with maturity dates and the weighted average interest rate based upon the par amount of bonds held. Corporate bonds not making regularly scheduled interest payments were assigned an interest rate of 0%.

As of December 31, 2002:
-----------------------

                             2003         2004         2005         2006         2007      After 2007     Total      Fair Value
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Other
-----
than trading:            $            $            $            $            $            $            $            $
-----------
Interest
rate sensitivity:
 Loan payable

Trading:
-------
Interest
rate sensitivity:
 Municipal
  securities                  50,000       90,000      470,000                             22,305,000   22,915,000   22,350,511
  (weighted average
  interest rate-7.1%)

 Corporate bonds                                                 10,725,000    1,000,000   23,094,000   34,819,000    6,793,364
  (weighted average
  interest rate-3.1%)

As of December 31, 2001:
-----------------------

                                                                    Fair
                             2002      After 2006     Total        Value
                         -----------  -----------  -----------  -----------
Other
than trading:            $            $            $            $
-----------
Interest
rate sensitivity:
 Loan payable

7.9% note secured by
certain equipment            447,978                   447,978      447,978

Trading:
-------
Interest
rate sensitivity:
 Municipal securities                  12,135,000   12,135,000   10,860,649
 (weighted average
  interest rate -6.4%)

 Corporate bonds                        1,000,000    1,000,000      870,625
 (weighted average
 interest rate-13.5%)


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our upcoming 2003 Annual Meeting of Stockholders (the "Proxy Statement"). We intend to file the Proxy Statement with the SEC on or prior to April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(9) of Regulation S-K. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 30, 2003.

         Nothing in this Part III, or elsewhere in this report, shall be deemed to specifically incorporate by reference any of the information required by Item 306 of Regulation S-K or referred to in Item 402(a)(9) of Regulation S-K.


ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)      Reports on Form 8-K

         During the fourth quarter of our fiscal year ended December 31, 2002, we filed two current reports on Form 8-K, respectively dated November 14, 2002 and December 17, 2002. The earlier filed report furnished certifications of our Chief Executive Officer and Chief Financial Officer given pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. The later filed report announced the settlement of our business interruption insurance claim stemming from the September 11th terrorist attacks.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAXCOR FINANCIAL GROUP INC.


                                       By: /s/ GILBERT D. SCHARF
                                           -------------------------------------
                                           Gilbert D. Scharf,
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Dated: March 28, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILBERT D. SCHARF                 Chairman of the Board, President       March 28, 2003
---------------------------------     and Chief Executive Officer(1)
Gilbert D. Scharf                     (Principal Executive Officer)


/s/ KEITH E. REIHL                    Chief Operating Officer and            March 28, 2003
---------------------------------     Director
Keith E. Reihl


/s/ STEVEN R. VIGLIOTTI               Chief Financial Officer(1) and         March 28, 2003
---------------------------------     Treasurer (Principal Financial and
Steven R. Vigliotti                   Accounting Officer)


/s/ LARRY S. KOPP                     Director                               March 28, 2003
---------------------------------
Larry S. Kopp


/s/ MICHAEL J. SCHARF                 Director                               March 28, 2003
---------------------------------
Michael J. Scharf


                                      Director                               March 28, 2003
---------------------------------
James W. Stevens


/s/ FREDERICK B. WHITTEMORE           Director                               March 28, 2003
---------------------------------
Frederick B. Whittemore


/s/ WILLIAM B. WIGTON                 Director                               March 28, 2003
---------------------------------
William B. Wigton


/s/ OSCAR M. LEWISOHN                 Director                               March 28, 2003
---------------------------------
Oscar M. Lewisohn


/s/ ROBIN A. CLARK                    Director                               March 28, 2003
---------------------------------
Robin A. Clark

(1) In connection with this annual report, each of these officers has separately furnished the SEC with the certification required to be furnished pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).

                                  CERTIFICATION


         I, Gilbert D. Scharf, Chief Executive Officer of Maxcor Financial Group Inc. (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 28, 2003


                                       /s/ GILBERT D. SCHARF
                                       -----------------------------------------
                                       Gilbert D. Scharf,
                                       Chief Executive Officer

                                  CERTIFICATION


         I, Steven R. Vigliotti, Chief Financial Officer of Maxcor Financial Group Inc. (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 28, 2003


                                       /s/ STEVEN R. VIGLIOTTI
                                       -----------------------------------------
                                       Steven R. Vigliotti,
                                       Chief Financial Officer

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------


Contents                                                                    Page

================================================================================



Report of Independent Accountants                                            F-3

Consolidated Financial Statements:

    Consolidated Statements of Financial Condition                           F-4

    Consolidated Statements of Operations                                    F-5

    Consolidated Statements of Changes in Stockholders' Equity               F-6

    Consolidated Statements of Cash Flows                                    F-7

    Notes to the Consolidated Financial Statements                           F-9

                   [Letterhead of PricewaterhouseCoopers LLP]




                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors
and Stockholders of
Maxcor Financial Group Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2003

                                     MAXCOR FINANCIAL GROUP INC.
                                     ---------------------------
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           ----------------------------------------------


                                                                         December 31,    December 31,
ASSETS                                                                       2002            2001
------                                                                   ------------    ------------
Cash and cash equivalents                                                $ 52,781,616    $ 49,565,284
Deposits with clearing organizations                                        6,318,529       6,336,080
Receivable from broker-dealers and customers                               19,523,426      18,035,532
Securities failed-to-deliver                                                              184,768,776
Securities held at clearing firms and trading contracts                    29,526,028      12,090,074
Prepaid expenses and other assets                                           4,085,934       3,504,000
Deferred tax asset                                                            364,419         221,112
Fixed assets                                                               10,878,007       4,796,434
                                                                         ------------    ------------

Total assets                                                             $123,477,959    $279,317,292
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Payable to broker-dealer                                              $ 17,337,560    $  6,638,824
   Trading contracts                                                          144,153
   Securities failed-to-receive                                                           183,649,730
   Accounts payable and accrued liabilities                                24,168,384      27,467,826
   Accrued compensation payable                                            26,875,249      21,187,513
   Income taxes payable                                                       543,897       1,010,907
   Deferred taxes payable                                                     566,003         414,068
   Obligations under capitalized leases                                       842,399         204,252
   Note payable                                                                               447,978
                                                                         ------------    ------------
                                                                           70,477,645     241,021,098
                                                                         ------------    ------------

Minority interest in consolidated subsidiary                                5,407,228       3,979,291
                                                                         ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      none issued at December 31, 2002 and 2001
   Common stock, $.001 par value, 30,000,000 shares authorized;
      12,232,564 and 11,612,769 shares issued at December 31, 2002 and
      2001, respectively                                                       12,233          11,613
   Additional paid-in capital                                              36,517,908      33,731,266
   Treasury stock at cost; 4,977,404 and 4,586,540 shares of common
      stock held at December 31, 2002 and 2001, respectively              (11,208,967)     (8,992,281)
   Retained earnings                                                       20,741,779       8,195,155
   Accumulated other comprehensive income:
      Foreign translation adjustments                                       1,530,133       1,371,150
                                                                         ------------    ------------
      Total stockholders' equity                                           47,593,086      34,316,903
                                                                         ------------    ------------

Total liabilities and stockholders' equity                               $123,477,959    $279,317,292
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

                                                 MAXCOR FINANCIAL GROUP INC.
                                                 ---------------------------
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            -------------------------------------


                                                                     For the Year Ended
                                                        December 31,     December 31,     December 31,
                                                            2002             2001             2000
                                                       -------------    -------------    -------------
Revenue:
  Commission income                                    $ 149,428,132    $ 138,003,085    $ 122,613,654
  Insurance recoveries                                    11,098,135        4,498,144
  Principal transactions                                   8,720,422        8,932,861        2,627,169
  Interest income                                          2,147,274        2,306,044        1,823,285
  Other income                                              (843,142)       1,083,431        4,741,415
                                                       -------------    -------------    -------------
                                                         170,550,821      154,823,565      131,805,523
                                                       -------------    -------------    -------------
Costs and expenses:
  Compensation and related costs                         107,024,194      106,619,297       92,061,672
  Communication costs                                     11,033,342       10,465,852       11,643,857
  Travel and entertainment                                 7,406,116        6,493,462        6,620,974
  Occupancy costs                                          4,054,140        3,156,568        4,406,215
  Clearing and execution fees                              3,311,759        3,511,712        3,307,802
  Costs related to World Trade Center attacks              3,204,468        1,590,060
  Depreciation and amortization                            2,405,834        3,598,580        4,008,937
  Contribution to The Euro Brokers Relief Fund, Inc.       1,219,233
  Interest expense                                           299,079          666,387          594,957
  Restructuring costs                                                                          541,961
  General, administrative and other expenses               4,933,483        6,834,579        5,246,444
                                                       -------------    -------------    -------------

                                                         144,891,648      142,936,497      128,432,819
                                                       -------------    -------------    -------------

Income before provision for income taxes, minority
    interest and income from equity affiliate             25,659,173       11,887,068        3,372,704

Provision for income taxes                                12,130,758        2,174,673        2,710,482
                                                       -------------    -------------    -------------

Income before minority interest and income from
    equity affiliate                                      13,528,415        9,712,395          662,222

Minority interest in (income) loss of consolidated
    subsidiaries                                            (981,791)        (683,985)       1,203,987

Income from equity affiliate                                                    9,992          135,890
                                                       -------------    -------------    -------------

Net income                                             $  12,546,624    $   9,038,402    $   2,002,099
                                                       =============    =============    =============

Weighted average common shares outstanding -
  basic                                                    7,304,284        7,357,017        8,374,166

Weighted average common shares outstanding -
  diluted                                                  8,210,638        7,764,667        8,374,166

Basic earnings per share                               $        1.72    $        1.23    $         .23
Diluted earnings per share                             $        1.53    $        1.16    $         .23


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    MAXCOR FINANCIAL GROUP INC.
                                                    ---------------------------
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------
                                       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                       ----------------------------------------------------

                                                                                              Retained    Accumulated
                                                               Additional                     Earnings        Other
                                     Comprehensive   Common      Paid-in       Treasury    (Accumulated  Comprehensive
                                         Income      Stock       Capital         Stock        Deficit)       Income        Total
                                      -----------   --------   -----------   ------------   -----------   -----------   -----------
Balance at December 31, 1999                        $ 11,392   $33,187,415  ($  5,454,036)  ($2,608,011)  $ 2,282,836   $27,419,596

Comprehensive income
 Net income for the
  year ended December 31, 2000        $ 2,002,099                                             2,002,099                   2,002,099
 Foreign translation
  adjustment (net of
  income tax benefit
  of $171,940)                           (788,517)                                                           (788,517)     (788,517)
Deferred hedging gain (net of
  income tax expense of $12,519)           50,050                                                              50,050        50,050
                                      -----------
Comprehensive income                  $ 1,263,632
                                      ===========
Acquisition of treasury stock                                                    (894,494)                                 (894,494)
Issuance of shares from treasury
  stock                                                                           669,522      (177,335)                    492,187
Redeemable preferred
  stock dividends                                                                               (40,000)                    (40,000)
                                                    --------   -----------   ------------   -----------   -----------   -----------

Balance at December 31, 2000                          11,392    33,187,415     (5,679,008)     (823,247)    1,544,369    28,240,921
Comprehensive income
  Net income for the
    year ended December 31, 2001      $ 9,038,402                                             9,038,402                   9,038,402
  Foreign translation
    adjustment (inclusive of
    income tax expense
    of $882)                             (123,169)                                                           (123,169)     (123,169)
  Deferred hedging
    Reclassification to earnings
      (net of income tax benefit
      of $12,519)                         (50,050)                                                            (50,050)      (50,050)
                                      -----------
Comprehensive income                  $ 8,865,183
                                      ===========
Exercise of stock options,
  including tax benefit of
  $101,822                                               221       543,851       (220,000)                                  324,072
Acquisition of treasury stock                                                  (3,093,273)                               (3,093,273)
Redeemable preferred
  stock dividends                                                                               (20,000)                    (20,000)
                                                    --------   -----------   ------------   -----------   -----------   -----------

Balance at December 31, 2001                          11,613    33,731,266     (8,992,281)    8,195,155     1,371,150    34,316,903
Comprehensive income
  Net income for the
    year ended December 31, 2002      $12,546,624                                            12,546,624                  12,546,624
  Foreign translation
    adjustment (inclusive of
    income tax benefit
    of $148,909)                          158,983                                                             158,983       158,983
                                      -----------
Comprehensive income                  $12,705,607
                                      ===========
Exercise of common stock
  purchase warrants                                      493     2,463,482                                                2,463,975
Exercise of stock options,
  including tax benefit of
  $53,749                                                127       323,160        (96,525)                                  226,762
Acquisition of treasury stock                                                  (2,120,161)                               (2,120,161)
                                                    --------   -----------   ------------   -----------   -----------   -----------

Balance at December 31, 2002                        $ 12,233   $36,517,908  ($ 11,208,967)  $20,741,779   $ 1,530,133   $47,593,086
                                                    ========   ===========   ============   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                              MAXCOR FINANCIAL GROUP INC.
                                              ---------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------


                                                                                      For the Year Ended
                                                                         December 31,     December 31,     December 31,
                                                                             2002             2001             2000
                                                                        -------------    -------------    -------------
Cash flows from operating activities:

   Net income                                                           $  12,546,624    $   9,038,402    $   2,002,099
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         2,405,834        3,598,580        4,008,937
      Write-off of intangible assets                                                           943,080
      Provision for doubtful accounts                                         (77,136)         (43,794)         (50,635)
      Gain on sale of equity affiliate                                                        (390,081)
      Gain on partial sale of interest in the Tokyo Venture                                                  (2,235,511)
      In-process research and development from acquisition                                                      477,000
      Net loss on disposal of fixed assets                                                      38,717           79,420
      Unreimbursed losses (undistributed earnings) of equity
         affiliates and contractual arrangements                            1,001,552          331,080         (373,737)
      Minority interest in net earnings (loss) of consolidated
         subsidiaries                                                         981,791          683,985       (1,203,987)
      Deferred hedging                                                                         (50,050)          50,050
      Deferred income taxes                                                   (22,517)       1,238,353        1,666,251
   Change in assets and liabilities, net of effect from
   purchase of subsidiary:
      Decrease (increase) in deposits with clearing organizations              17,551           (1,987)         466,297
      (Increase) decrease in receivable from broker-dealers and
         customers                                                           (807,736)      (2,593,297)          52,248
      Decrease (increase) in securities failed-to-deliver                 184,768,776     (184,768,776)
      Increase in securities held at clearing firm and trading
         contracts                                                        (17,287,342)      (1,369,863)      (1,240,517)
      (Increase) decrease in prepaid expenses and other assets               (418,766)         978,592        1,793,188
      Increase (decrease) in payable to broker-dealer                      10,698,736         (477,416)       1,138,311
      (Decrease) increase in securities failed-to-receive                (183,649,730)     183,649,730
      (Decrease) increase in accounts payable and accrued liabilities      (4,413,181)      15,202,441       (2,516,711)
      Increase in accrued compensation payable                              4,631,660        5,566,282        3,305,835
      Increase (decrease) in income taxes payable                            (511,862)         890,786         (652,977)
                                                                        -------------    -------------    -------------
         Net cash provided by operating activities                          9,864,254       32,464,764        6,765,561
                                                                        -------------    -------------    -------------

Cash flows from investing activities:

   Purchase of fixed assets                                                (7,611,516)      (2,108,112)      (2,493,760)
   Proceeds from the sale of fixed assets                                                      244,525          266,745
   Insurance proceeds recognized for destroyed fixed assets                                  1,524,124
   Proceeds from sale of equity affiliate                                                    1,939,516
   Proceeds from partial sale of interest in the Tokyo Venture                                                2,399,002
   Purchase of subsidiary, net of cash acquired                                                              (2,131,896)
                                                                        -------------    -------------    -------------
         Net cash (used in) provided by investing activities               (7,611,516)       1,600,053       (1,959,909)
                                                                        -------------    -------------    -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     MAXCOR FINANCIAL GROUP INC.
                                     ---------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (Continued)


                                                                    For the Year Ended
                                                       December 31,     December 31,     December 31,
                                                           2002             2001             2000
                                                      -------------    -------------    -------------
Cash flows from financing activities:
   Cash contribution from minority interest                                                    40,000
   Proceeds from exercise of options                        226,762          222,250
   Proceeds from the exercise of warrants                 2,463,975
   Issuance of note payable to minority shareholder                                           149,300
   Net repayments under revolving credit facility                                            (674,282)
   Repayment of notes payable                              (447,978)      (1,252,151)        (972,501)
   Redemption of preferred stock                                          (2,000,000)
   Redeemable preferred stock dividends                                      (20,000)         (40,000)
   Repayment of obligations under capitalized
      leases                                               (137,559)        (260,527)        (223,774)
   Acquisition of treasury stock                         (2,120,161)      (3,011,540)        (894,494)
                                                      -------------    -------------    -------------
         Net cash used in financing activities              (14,961)      (6,321,968)      (2,615,751)
                                                      -------------    -------------    -------------

Effect of exchange rate changes on cash                     978,555          357,431         (779,172)
                                                      -------------    -------------    -------------
         Net increase in cash and cash
           equivalents                                    3,216,332       28,100,280        1,410,729

Cash and cash equivalents at beginning of year           49,565,284       21,465,004       20,054,275
                                                      -------------    -------------    -------------
Cash and cash equivalents at end of year              $  52,781,616    $  49,565,284    $  21,465,004
                                                      =============    =============    =============

Supplemental disclosures of cash flow information:

   Interest paid                                      $     229,750    $     733,922    $     622,080
   Income taxes paid                                     10,639,955        3,413,784        1,103,001
   Non-cash financing activities:
      Capital lease obligations incurred                    706,094          138,375           97,762
      Conversion of account payable to note
          payable                                                                             737,700
      Issuance of shares from treasury stock to
         acquire subsidiary                                                                   492,187
      Receipt of shares in treasury for exercise
         price of stock options                              96,525          220,000
      Receipt of shares in treasury for receivable
         due                                                                  81,733


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker.

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, and other offices in Stamford (CT), Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading brokerage operations in municipal bonds, high-yield and distressed debt, equities and convertible securities.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Certain reclassifications have been made to the 2001 and 2000 balances to conform to the current year presentation.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

Revenue recognition:
-------------------

Commission income, principal transactions and related expenses are recorded on a trade date basis.

Revenue from the sale of pricing and volume data sourced from the Company's brokerage business is included in other income and is recognized on a pro-rata basis over the terms of the respective agreements. Any payments received in advance are deferred and are included in accounts payable and accrued liabilities.

Securities and trading contracts:
--------------------------------

Transactions in securities and trading contracts are recorded on a trade date basis.

Securities are carried at market value, generally based upon quoted prices. To the extent quoted prices are not available, securities are valued at fair value as determined by management generally based upon quoted prices of securities with similar characteristics.

When-issued equity trading contracts are reflected in the statement of financial condition as assets or liabilities based upon the difference between the contract price and the quoted market price. If the difference between the contract price and the quoted market price results in a gain and the completion of the contract is not assured beyond a reasonable doubt, such gain is deferred from revenue until the uncertainty is eliminated.

Principal transactions represent the net gains generated from the Company's securities transactions that involve the assumption of market risk for a period of time and include mark-to-market gains and losses on positions held. Revenues derived from matched riskless principal transactions are included in commission income.

----------------------------------------------------

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

----------------------------------------------------

Stock-based compensation:
------------------------

The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has not recognized any compensation cost associated with stock-based compensation since the market prices of the underlying stock on the option and warrant grant dates were not greater than the exercise prices.

The following table presents net income and earnings per share, as reported and on a pro forma basis as if the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied to all stock-based compensation granted since the standard's effective date:

                                      2002           2001           2000
                                  ------------   ------------   ------------

Net income, as reported           $ 12,546,624   $  9,038,402   $  2,002,099

Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects           813,362        652,994        752,941
                                  ------------   ------------   ------------

Pro forma net income              $ 11,733,262   $  8,385,408   $  1,249,158
                                  ============   ============   ============

Earnings per share:
  Basic, as reported              $       1.72   $       1.23   $       0.23
  Basic, pro forma                $       1.61   $       1.14   $       0.14

  Diluted, as reported            $       1.53   $       1.16   $       0.23
  Diluted, pro forma              $       1.43   $       1.08   $       0.14


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

Recently issued accounting standards:
------------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and is presently evaluating the recognition and measurement provisions of FIN 45 that are required to be adopted in 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS 148").

----------------------------------------------------

SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, and continues to follow APB 25 for the purpose of recognizing compensation cost.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of a variable interest entity ("VIE") if the Company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN 46, VIEs were commonly referred to as special purpose entities. As the Company does not have any VIEs, the adoption of this statement will not have an effect on the consolidated financial statements.


NOTE 3 - ATTACKS ON WORLD TRADE CENTER:
--------------------------------------

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

During 2002 the Company made a charitable contribution to The Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices of the Company on its 2002 charity day. All participating brokerage employees waived any entitlement to commissions from such revenues. The Euro Brokers Relief Fund, Inc. is a 501(c)(3) tax-exempt corporation (HTTP://RELIEF.EBI.COM), established to provide charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks.

The Company maintained insurance coverages that mitigated the financial impacts of the attacks. Its U.S. insurance policies, underwritten by Kemper Insurance Companies ("Kemper"), covered replacement costs of destroyed property and losses from interruption of business operations, including lost revenues (net of saved expenses) and extra expenses incurred in New York. Its U.K. policy, underwritten by Norwich Union ("Norwich"), covered lost revenues (net of saved expenses) and extra expenses incurred in London.

During 2002 the Company settled its claims against Kemper and Norwich for lost revenues (net of saved expenses) and extra expenses incurred for an aggregate amount of $20 million. The portion of these settlements relating to lost revenues (net of saved expenses) is reflected on the statement of operations in revenues as insurance recoveries. In 2002, the amount recorded as insurance recoveries of $11,098,135 represents the gross settlements relating to lost revenues (net of saved expenses) of $15,596,279, less the $4,498,144 amount recorded in 2001.

The portion of the settlements relating to extra expenses incurred has been reflected on the statement of operations in 2002 and 2001 as reductions to costs related to World Trade Center attacks. These offsets are recordable as the extra expenses are incurred and the related recovery is considered probable or has been recovered. The gross amount of the extra expenses in 2002 and 2001 of $7,020,331 and $2,187,281, respectively, have been reduced by offsets of $3,815,863 and $597,221, respectively, resulting in net charges in 2002 and 2001 of $3,204,468 and $1,590,060, respectively. Included in gross costs during 2002 was the cost of foregoing an extension of a sublease on additional space in London that was re-allocated for potential use by New York employees. This gross cost of $2.7 million ($2.4 million net after applying the portion of insurance proceeds from Norwich Union allocable to this cost) was based upon management's estimate of the length of time it will take to generate sublet income on this space and the difference between the amount management believes it will then be able to sublet the space for and the Company's cost associated with the space.

--------------------------------------------------

Other gross extra expenses incurred include additional occupancy costs in New York, the purchase of equipment solely compatible with the Company's temporary facilities in New York, the use of outside professionals, interest on failed securities settlements, recruitment fees and benefits for the families of deceased employees.

The Company's U.S. property casualty insurance policy with Kemper has an aggregate limit of approximately $14 million. The Company has recorded receivables against this policy of $1.5 million in 2001 for the net book value of property owned by the Company destroyed in the attacks and of $1.0 million in 2002 for the termination costs associated with operating leases of equipment destroyed in the attacks. Since the proceeds from claims relating to this property damage are based upon full replacement cost of assets replaced, such amounts are expected to exceed the aggregate amount of the net book value of the property written off and lease termination costs. The anticipated gain will be recorded as the claim is settled or otherwise resolved. Included in accounts payable and accrued liabilities at December 31, 2002 is $5.5 million, representing the portion of the $8 million of cash advances received from Kemper under the property casualty policy not yet recognized.


NOTE 4 - ACQUISITION OF TRADESOFT TECHNOLOGIES, INC.:
----------------------------------------------------

On August 11, 2000, the Company acquired Tradesoft Technologies, Inc. ("Tradesoft"), a privately held software developer and technology provider in a transaction accounted for as a purchase, for approximately $2.1 million in cash and the issuance of 375,000 shares of MFGI stock from treasury. As a result of the acquisition, approximately $988,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired (including certain identifiable intangibles) and includes an amount approximating $738,000, offset by an equal amount in deferred taxes payable, to account for the differences between these assigned values and their respective tax bases. The Company also recorded a one-time charge of $477,000 relating to Tradesoft's in-process research and development initiatives ongoing at the date of acquisition. This charge was included in general, administrative and other expenses during the year ended December 31, 2000. As a result of a changes in the business climate for interactive brokerage for the Company's product base, the Company determined that the goodwill, identifiable intangibles and certain other assets obtained in the Tradesoft acquisition no longer have ongoing value. Accordingly, the Company included in general, administrative and other expenses during 2001, a charge of approximately $1.1 million related to the write-off of these assets.

The following details the unaudited pro forma consolidated revenues, net income and earnings per share of the Company for the year ended December 31, 2000 assuming the Tradesoft acquisition occurred on January 1, 2000.

                               For the Year Ended
                                December 31, 2000
                                -----------------
Revenues                         $   131,898,654
Net income                             1,763,224

Earnings per share:
      Basic                                  .21
      Diluted                                .21

These results reflect Tradesoft's actual results during the 2000 interim period up to the date of acquisition with certain adjustments to eliminate software development fees between the Company and Tradesoft and the costs incurred by Tradesoft to develop such software, to depreciate and amortize Tradesoft's assets (including intangibles) based upon the fair values assigned in recording the combination, to record incremental interest on the additional revolving debt needed to finance the acquisition and to eliminate the one-time charge for in-process research and development. These results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis noted above, nor are they indicative of future combined operations.

NOTE 5 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000:

                                                    2002          2001           2000
                                                -----------   -----------    -----------
Numerator (basic and diluted calculation):
Net income                                      $12,546,624   $ 9,038,402    $ 2,002,099
Less redeemable preferred stock dividends                         (20,000)       (40,000)
                                                -----------   -----------    -----------
   Net income available to common
      stockholders                               12,546,624     9,018,402      1,962,099

Denominator:
Weighted average common shares
   outstanding - basic calculation                7,304,284     7,357,017      8,374,166
Dilutive effect of stock options and warrants       906,354       407,650
                                                -----------   -----------    -----------
Weighted average common shares
   outstanding - diluted calculation              8,210,638     7,764,667      8,374,166
Earnings per share:
   Basic                                               1.72          1.23            .23
   Diluted                                             1.53          1.16            .23
Antidilutive common stock equivalents:
   Options                                          270,000       240,000      1,755,000
   Warrants                                                       734,980        734,980


NOTE 6 - DEPOSITS WITH CLEARING ORGANIZATIONS:
---------------------------------------------

Deposits with clearing organizations at December 31, 2002 and 2001 consist of the following:

                                                    December 31,    December 31,
                                                        2002            2001
                                                    ------------    ------------
Cash                                                $    407,197    $    429,209
U.S. Treasury obligations                              5,911,332       5,906,871
                                                    ------------    ------------
                                                    $  6,318,529    $  6,336,080
                                                    ============    ============

Pursuant to its membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), MFI is required to maintain a minimum deposit of $5,000,000. The balance of the deposits is required pursuant to MFI's clearing firm relationships.


NOTE 7 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
--------------------------------------------------------------------

At December 31, 2002 and 2001, receivable from and payable to broker-dealers and customers consists of the following:

                                      December 31, 2002             December 31, 2001
                                 ---------------------------   ---------------------------

                                  Receivable       Payable      Receivable       Payable
                                 ------------   ------------   ------------   ------------
Commissions receivable           $ 17,273,968   $              $ 16,384,225   $
Receivable from clearing firms      2,249,458                     1,651,307
Payable to clearing firm                          17,337,560                     6,638,824
                                 ------------   ------------   ------------   ------------
                                 $ 19,523,426   $ 17,337,560   $ 18,035,532   $  6,638,824
                                 ============   ============   ============   ============

The Company clears its matched riskless principal brokerage transactions and its securities sales and trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements.

NOTE 7 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS
--------------------------------------------------------------------
(Continued):
-----------

The receivable from clearing firms primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm represents the net amount owed for financing the Company's securities positions. This clearing firm provides a range of borrowing availability on securities positions from 0% for certain corporate bonds to 85% for municipal securities. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $531,000 and $599,000 at December 31, 2002 and 2001 respectively.


NOTE 8 - SECURITIES HELD AT CLEARING FIRMS AND TRADING CONTRACTS:
----------------------------------------------------------------

Securities held at clearing firms and trading contracts at December 31, 2002 and 2001 consist of the following:

                              December 31, 2002           December 31, 2001
                              -----------------           -----------------

                           Assets          Liabilities         Assets
                        ------------      ------------      ------------
Municipal obligations   $ 22,350,511      $                 $ 10,860,649
Corporate bonds            6,793,364                             870,625
Corporate stocks              57,500                             358,800
When-issued equity
   trading contracts         324,653           144,153
                        ------------      ------------      ------------
                        $ 29,526,028      $    144,153      $ 12,090,074
                        ============      ============      ============

Securities positions are held by one of the Company's clearing firms as a pledge against the amount owed (See Note 7) and may be rehypothecated by this clearing firm.


NOTE 9 - EQUITY AFFILIATES AND MINORITY INTERESTS:
-------------------------------------------------

Yagi Euro Nittan Corporation:
----------------------------

The Company's equity in affiliated company at December 31, 2000 consisted of its 15% interest in Yagi Euro Nittan Corporation ("Yagi Euro"). Due to the significant influence maintained by the Company over Yagi Euro as a result of the presence of the Company's Chairman and Chief Executive Officer on Yagi Euro's Board of Directors as Vice Chairman and the control the Company maintained over a derivatives brokering venture (see Note 10) which represented a significant portion of Yagi Euro's results, the Company accounted for this investment under the equity method. Effective January 1, 2000, Yagi Euro completed an agreement to contribute its money market and forward foreign exchange businesses to a 50-50 joint venture with Nittan Capital Group Limited ("Nittan"). Included in income from equity affiliate for the year ended December 31, 2000 is the Company's approximately $86,000 share of an after-tax gain realized by Yagi Euro on its restructuring activities. Effective June 30, 2001, the Company sold its 15% equity interest in Yagi Euro to Yagi Euro's other shareholder, Yagi Tanshi Company, Limited, resulting in a gain of approximately $390,000. This gain was determined by subtracting from the sale price of approximately $1.94 million transaction fees of approximately $50,000 and the carrying value of the investment under the equity method of approximately $1.5 million.

Euro Brokers Finacor Limited:
----------------------------

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. This transaction combined the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandanavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The Company is deemed to have management control of EBFL because of the Company's mandated 3 to 2 majority on EBFL's Board of Directors and the fact that the day-to-day operations of EBFL are principally run by the Chief Executive Officer of Euro Brokers Holdings Ltd. ("EBHL"), the Company's U.K. based holding company. Accordingly, the assets and liabilities and results of operations of EBFL are

-------------------------------------------------------------

consolidated in the Company's consolidated financial statements, with Monecor's interest presented as minority interest.

In February 2003, the London Court of Appeals upheld the May 2002 judgment of the London High Court of Justice enabling EBHL to purchase Monecor's 50% shareholding in EBFL at a 30% discount to the book value attributable to this shareholding as of December 2000 and refused Monecor's request for leave to appeal further to the House of Lords. The Company sought this judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. As a result, in February 2003 the Company acquired Monecor's shareholding at the discounted price and recorded a one-time extraordinary gain of approximately (pound)1.8 million ($3.0 million), the excess of the amount recorded for Monecor's interest in EBFL over the purchase price.


NOTE 10 - TOKYO-BASED VENTURE:
-----------------------------

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

Summarized operating results of the Tokyo Venture for the years ended December 31, 2002, 2001 and 2000, along with the Company's share of those results, are presented below:

                                  2002               2001               2000
                              ------------       ------------       ------------
Revenues                      $ 10,405,376       $ 15,218,117       $ 20,310,361
Expenses                        12,473,906         16,670,071         19,001,101
                              ------------       ------------       ------------
(Loss) earnings               ($ 2,068,530)      ($ 1,451,954)      $  1,309,260
                              ============       ============       ============

Company's share               ($ 1,184,233)      ($   694,083)      $    523,704
                              ============       ============       ============

NOTE 11 - RESTRUCTURING COSTS:
-----------------------------

During the year ended December 31, 2000, the Company incurred certain restructuring costs detailed below. These costs related to the ceasing of operations in June 2000 by the Company's Toronto-based subsidiary and the notice given in December 2000 to close EBFL's branch operations in Paris effective January 2001. A portion of the business previously conducted in Toronto was relocated to New York.


                                                                 2000
                                                               --------

         Employee severance costs                              $441,021
         Loss on disposal of fixed assets                        77,992
         Occupancy costs                                         17,750
         Other                                                    5,198
                                                               --------

                                                               $541,961
                                                               ========

All of the amounts represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. The employee severance costs for 2000 relate to the termination of nine employees. All of the restructuring reserve outstanding at December 31, 2000 was paid as of December 31, 2002.


NOTE 12 - FIXED ASSETS:
----------------------

Fixed assets at December 31, 2002 and 2001 are summarized below:

                                             December 31,    December 31,
                                                 2002            2001
                                             ------------    ------------

         Furniture and telephone equipment   $  9,458,109    $  7,182,545
         Leasehold improvements                 8,318,899       4,000,882
         Computer and related equipment         7,122,245       5,235,150
         Software                               7,664,033       7,094,308
         Automobiles                            1,192,485         345,804
                                             ------------    ------------
                                               33,755,771      23,858,689
         Less - Accumulated depreciation
                  and amortization            (22,877,764)    (19,062,255)
                                             ------------    ------------

                                             $ 10,878,007    $  4,796,434
                                             ============    ============


NOTE 13 - OBLIGATIONS UNDER CAPITALIZED LEASES:
----------------------------------------------

The Company, primarily in the U.K., has purchased automobiles under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2002:

         For the Year Ending December 31,
         2003                                            $   290,550
         2004                                                297,878
         2005                                                438,807
                                                         -----------
         Total minimum lease payments                      1,027,235

         Less - Amount representing interest                (184,836)
                                                         -----------

         Present value of total minimum lease payments   $   842,399
                                                         ===========

The gross amounts of assets under capitalized leases are approximately $1,040,000 and $222,000 at December 31, 2002 and 2001, respectively. Such amounts are included in fixed assets in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $219,000, $80,000 and $133,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 14 - BORROWING ARRANGEMENTS:
--------------------------------

Loan Payable:
------------

In June 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a five year revolving credit facility of up to $5 million. This facility, which was not drawn upon at December 31, 2002 or 2001, is secured by substantially all of EBI's assets. The borrowing availability under this facility (which approximated $3.7 million at December 31, 2002) is determined based upon the level and condition of EBI's billed accounts receivable. Interest is charged on borrowings under this facility at variable rates based upon the published rate for commercial paper plus a margin. Commitment fees of .15% per annum are charged on the unused portion of this facility.

In March 2003, EBI terminated the facility with GECC and entered into a Credit Agreement with The Bank of New York for a three year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. This agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility.

Note Payable:
------------

At December 31, 2001, the Company had outstanding $447,978 of a 7.9% note secured by certain equipment representing the remaining amount due on a $2,140,000 note issued in December 1997 to GECC. The note was secured by all owned equipment of EBI and was payable in monthly installments through December 2002. As a result of the September 11th attacks on the World Trade Center, the equipment securing this note was destroyed. Pursuant to the terms of the note, the Company retired the note early in 2002 without penalty.


NOTE 15 - EMPLOYEE BENEFIT PLAN:
-------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $213,000, $230,000 and $270,000 for the years ended December 31, 2002, 2001 and
2000.


NOTE 16 - INCOME TAXES:
----------------------

Income before provision for income tax, minority interest and income from equity affiliate is subject to tax under the following jurisdictions:

                                            For the Year Ended
                                December 31,   December 31,   December 31,
                                    2002           2001           2000
                                ------------   ------------   ------------
     Domestic                   $ 22,801,450   $  8,196,893   $  4,392,815
     Foreign                       2,857,723      3,690,175     (1,020,111)
                                ------------   ------------   ------------
        Total                   $ 25,659,173   $ 11,887,068   $  3,372,704
                                ============   ============   ============

----------------------------------

The components of the provision for income taxes are as follows:

                                              For the Year Ended
                               December 31,      December 31,      December 31,
                                   2002              2001              2000
                               ------------      ------------      ------------
Current
   Federal                     $  7,980,966      $  2,307,130      $  1,012,798
   State and local                2,291,478        (3,384,531)           75,190
   Foreign                        1,880,831         1,981,160          (139,143)
                               ------------      ------------      ------------
     Total                       12,153,275           903,759           948,845
                               ------------      ------------      ------------
Deferred
   Federal                         (746,432)        1,602,678           797,989
   State and local                  906,825          (149,310)          (49,643)
   Foreign                         (182,910)         (182,454)        1,013,291
                               ------------      ------------      ------------
                                    (22,517)        1,270,914         1,761,637
                               ------------      ------------      ------------
     Total                     $ 12,130,758      $  2,174,673      $  2,710,482
                               ============      ============      ============

Deferred tax assets (liabilities) are comprised of the following:

                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------

Assets
   Bad debt reserve                                $    164,510    $    187,077
   Occupancy reserves                                    53,888         121,488
   Depreciation and amortization                        898,574       1,029,962
   Net operating losses ("NOLs")                        255,715         853,921
   Foreign tax credits                                   96,517          72,726
   Capital loss carryforwards                           627,446         615,132
   Other                                                107,918          77,479
   Deferred tax asset valuation allowance              (979,678)       (952,768)
                                                   ------------    ------------
Gross deferred tax asset, after valuation
   allowance                                          1,224,890       2,005,017
Jurisdictional deferred taxes payable offset           (860,471)     (1,783,905)
                                                   ------------    ------------
   Deferred tax asset                              $    364,419    $    221,112
                                                   ============    ============

Liabilities
   Differential on assigned values and tax
      basis for acquired assets                    ($   331,474)   ($   457,752)
   Unrealized gains                                    (766,390)     (1,395,016)
   Other                                               (328,610)       (345,205)
                                                   ------------    ------------
Gross deferred taxes payable                         (1,426,474)     (2,197,973)
Jurisdictional deferred tax asset offset                860,471       1,783,905
                                                   ------------    ------------
   Deferred taxes payable                          ($   566,003)   ($   414,068)
                                                   ============    ============

The valuation allowance for deferred tax assets has been established for assets arising from various timing differences to reduce the amounts to only that portion that is judged more likely than not to be realized. Foreign tax credit carryforwards of approximately $73,000 and $24,000 expire in 2005 and 2007, respectively. Foreign NOLs approximating $509,000, $238,000 and $958,000 expire in 2007, 2008 and 2009, respectively.

----------------------------------

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                          For the Year Ended
                                             December 31,    December 31,    December 31,
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Tax at U.S. statutory rate                   $  8,724,119    $  4,041,603    $  1,146,719
Increase (decrease) in tax resulting from:
   Higher effective rates on earnings
     of foreign operations and tax
     benefit of foreign losses not
     recognized                                   610,115         283,351         482,398
   Nondeductible meals and
     entertainment                                955,536         828,500       1,020,421
   Nondeductible in-process research and
     development                                                                  162,180
   Nondeductible goodwill
     amortization/write-off                                       310,663          25,189
   Reduction of income tax reserves                            (2,359,511)
   Non-taxable interest income                   (336,974)       (228,378)       (104,977)
   (Decrease) increase to deferred tax
     asset valuation allowance                                 (1,157,056)        153,958
   State and local taxes, net                   2,110,880         657,993          16,860
   Other                                           67,082        (202,492)       (192,266)
                                             ------------    ------------    ------------
                                             $ 12,130,758    $  2,174,673    $  2,710,482
                                             ============    ============    ============


NOTE 17 - STOCKHOLDERS' EQUITY:
------------------------------

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

On October 1, 1998 the Company issued 2,000 shares of a newly created Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") to Yagi Euro at a purchase price of $1,000 per share ("Stated Value"), with cumulative dividends at the annual rate of 2% of the Stated Value, payable quarterly in arrears. In accordance with the terms of the Series B Preferred Stock, upon the sale of the Company's investment in Yagi Euro in June 2001 (See Note 9 above), the Company redeemed the Series B Preferred Stock from Yagi Euro at the Stated Value, together with accrued and unpaid dividends thereon of $10,000.

------------------------------------------

Common stock and warrants:
-------------------------

At December 31, 1999, the Company had outstanding 8,337,437 shares of common stock and held 3,054,832 shares of common stock in treasury.

At December 31, 1999, the Company also had outstanding 685,948 redeemable purchase warrants issued in connection with the Company's 1994 initial public offering (the "IPO Warrants") and 49,032 Series B redeemable common stock purchase warrants issued in connection with the acquisition of EBIC (the "Acquisition Warrants"). Both series of Warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share.

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

In January 2001, the Company purchased the remaining 242,142 shares under the May 2000 authorization at an aggregate purchase price of $293,156, and the Board of Directors authorized an additional repurchase of up to 787,869 shares, or 10% of the then outstanding common stock, which was completed in July 2001 at an aggregate purchase price of $1,907,660. In July 2001 the Board of Directors authorized an additional repurchase of up to 709,082 shares, again representing 10% of the then-outstanding common stock. This authorization was further expanded by 490,918 shares, to 1,200,000 shares, by the Board of Directors in late September 2001. Through December 31, 2001, the Company had purchased 214,000 shares under this expanded authorization at an aggregate purchase price of $810,725.

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

During the year ended December 31, 2002, the Company purchased an additional 375,507 shares under its repurchase program at an aggregate purchase price of $2,120,161 and issued 127,000 shares pursuant to options exercised under the Company's 1996 Stock Option Plan. In connection with certain exercises, the Company received 15,357 shares into treasury as consideration for exercise prices aggregating $96,525.

During April 2002, the Company issued 492,795 shares of common stock upon the exercise of an aggregate like number of IPO Warrants and Acquisition Warrants and received total proceeds of $2,463,975. The remaining IPO Warrants and Acquisition Warrants expired on April 12, 2002.

As a result of the foregoing activity, at December 31, 2002 and 2001, the Company had outstanding 7,255,160 and 7,026,229 shares of common stock, respectively, and held 4,977,404 and 4,586,540 shares of common stock in treasury, respectively.

------------------------------------------

At December 31, 2002, the Company had 1,452,500 shares of common stock reserved for issuance upon exercise of options pursuant to the Company's 1996 Stock Option Plan, 1,500,000 shares reserved for issuance in connection with awards pursuant to the 2002 Stock Option Plan and 1,000,000 shares reserved in treasury for the exercise of warrants pursuant to a warrant program established to provide inducements and incentives in connection with the formation of a new leveraged finance department.


NOTE 18 - STOCK OPTION AND WARRANT PLANS:
----------------------------------------

Stock Options:
-------------

The Company's 1996 Stock Option Plan, as amended, provides for the granting of stock options to directors, executive officers and key employees of the Company and its subsidiaries, generally as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of common stock are available under the 1996 Stock Option Plan. The Company's 2002 Stock Option Plan (together with the 1996 Stock Option Plan, the "Plans") provides for incentive awards to directors, officers, employees and consultants of the Company and its subsidiaries, including the granting of stock options, stock appreciation rights, restricted stock and stock bonus awards as determined by the compensation committee of the Company's Board of Directors. A total of 1,500,000 shares were authorized for awards under the 2002 Stock Option Plan. Options under the Plans may be in the form of incentive stock options ("ISOs") and non-qualified stock options. In the case of ISOs, the duration of the option may not exceed 10 years (five years for a 10% or more stockholder) and the exercise price must be at least equal to the fair market value of a share of common stock on the date of grant (110% of the fair market value for a 10% or more stockholder). Employee options granted to date vest and become exercisable in equal installments on each anniversary of the date of grant for periods of four or five years. Non-employee director grants granted to date vest in equal 50% installments on the dates that are six and twelve months following the date of grant. Upon a change in control of the Company, as defined in the Plans, all unvested options automatically vest. Under the Plans, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                          December 31, 2002          December 31, 2001          December 31, 2000
                      ------------------------   ------------------------   ------------------------
                                     Weighted                   Weighted                   Weighted
                                      Average                    Average                    Average
                       Number of     Exercise     Number of     Exercise     Number of     Exercise
                        Shares         Price       Shares         Price       Shares         Price
                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at
  beginning of year    1,470,750    $     2.29    1,755,000    $     2.14    1,670,000    $     2.03
Granted                  426,250          5.79      335,000          2.88      335,000          2.61
Exercised               (127,000)         2.12     (220,500)         2.01
Canceled                 (70,000)         3.23     (398,750)         2.28     (250,000)         2.02
                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding
  at end of year       1,700,000    $     3.14    1,470,750    $     2.29    1,755,000    $     2.14
                      ==========    ==========   ==========    ==========   ==========    ==========
Exercisable
  at end of year       1,030,625    $     2.20      978,313    $     2.12    1,079,750    $     2.04
                      ==========    ==========   ==========    ==========   ==========    ==========
Weighted average
  fair value of
  options granted
  during the year     $     4.47                 $     2.05                 $     1.83
                      ==========                 ==========                 ==========

----------------------------------------------------

At December 31, 2002 there were 1,293,750 options outstanding with exercise prices ranging from $2.00 to $3.00 and 406,250 options outstanding with exercise prices ranging from $5.14 to $6.00. The weighted-average remaining contractual life of all options outstanding approximates 6.5 years.

During 2002, the Company issued 500,000 common stock purchase warrants to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued have an exercise price of $5.875 and vest at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program provides for the granting of up to an additional 500,000 common stock purchase warrants upon the achievement of specific performance goals, with the same vesting schedule and with exercise prices equal to the higher of book value per share or the fair market value per share of the Company's common stock at the time of grant.

The Company has elected to continue to follow APB 25 in accounting for the Plans and the Leveraged Finance Warrants. Accordingly, the Company has not recognized any compensation cost associated with the Plans and the Leveraged Finance Warrants since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by SFAS 123, however, the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs under the Plans and the Leveraged Finance Warrants had been recognized using the fair value method of SFAS 123. Because stock options under the Plans and the Leveraged Finance Warrants have characteristics significantly different from those of traded options and warrants and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for 2002, 2001 and 2000 with the following weighted average assumptions: expected volatility of 101%, 89% and 83%, respectively; risk free interest rate of 4.5%, 4.9% and 6.7%, respectively; and an expected option life of five years.

                                                              For the Year Ended
                                                 December 31,    December 31,    December 31,
                                                     2002            2001            2000
                                                 ------------    ------------    ------------
Net income                        As reported    $ 12,546,624    $  9,038,402    $  2,002,099
                                  Pro forma        11,733,262       8,385,408       1,249,158

Basic earnings per share          As reported            1.72            1.23             .23
                                  Pro forma              1.61            1.14             .14

Diluted earnings per share        As reported            1.53            1.16             .23
                                  Pro forma              1.43            1.08             .14


NOTE 19 - COMMITMENTS:
---------------------

The Company is obligated under certain non-cancelable leases for office space and equipment and under telecommunication services contracts.

The Company has executed various operating leases in respect of premises which contain escalation clauses for base rent, maintenance, electricity and real estate tax increases.

---------------------------------

Future minimum rental commitments for operating leases that have initial or remaining terms in excess of one year approximate the following:



         Year
         ----

         2003              $ 10,194,732
         2004                 6,267,970
         2005                 5,558,448
         2006                 5,141,433
         2007                 5,051,885
         Thereafter          43,730,997
                           ------------
         Total             $ 75,945,465
                           ============

Rental expense, net of sub-rental income, amounted to approximately $3,642,000, $3,416,000 and $2,878,000 in 2002, 2001 and 2000, respectively.

In March 2003, EBI entered into various sale-leaseback transactions for equipment and furniture under a master lease agreement with GECC. These leases contain options at the end of the terms to purchase the assets at a percentage of their original cost or to return the assets and either (1) pay GECC the amount by which EBI's termination obligation exceeds the proceeds on GECC's disposition of the assets or (2) receive the amount by which the proceeds on GECC's disposition exceeds the cost of EBI's purchase option. Since these leases do not meet one or more of the criteria for capital lease treatment, they are classified as operating leases and will not be recorded on the statement of financial condition. The future minimum rental commitments for these leases, including the maximum amounts owed at the end of the lease terms if the underlying assets are returned, are as follows:


         Year

         2003              $  1,476,807
         2004                 1,546,932
         2005                   979,113
         2006                 1,009,185
                           ------------
                           $  5,012,037
                           ============


NOTE 20 - CONTINGENCIES:
-----------------------

Counterparty Risk and Guarantees:
--------------------------------

The Company clears certain of its securities transactions through clearing firms on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing firms, the clearing firms generally have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As there is no contractual limitation on these charges, the Company believes there is no maximum amount assignable to this risk. At December 31, 2002, the Company has recorded no liabilities with regards to this risk. During 2002, the Company made no payments to its clearing firms related to these rights.

The Company has the right to pursue collection or performance from counterparties who do not perform under their contractual obligations. The Company and its clearing firms have a policy of reviewing, on an ongoing basis, the credit standing of the Company's counterparties, which are institutions.

-----------------------------------

When-issued Equity Trading Contracts:
------------------------------------

When-issued equity trading contracts represent a contract between two parties to receive (purchase) and deliver (sell) a specified amount of equity securities that have not yet been issued for an agreed upon price. Such contracts subject the Company to credit risk and market risk. Credit risk is limited to the unrealized market valuation gains recorded as assets in the statement of financial condition, offset by any deferral accruals for completion uncertainties. Market risk is substantially dependent upon the perceived volatility of the future issue.

At December 31, 2002, the Company had outstanding when-issued equity trading contracts for the common stock of NTL Inc. ("NTL"), at the time a Chapter 11 debtor, with notional values of $2.0 million of sales and $1.0 million of purchases. Since these contracts were not assured of settling as of December 31, 2002, the net mark-to-market gain of $180,499 was deferred from revenue.

In early January 2003 (prior to NTL's emergence from bankruptcy), the Company entered into additional when-issued equity trading contracts for NTL common stock with notional values of $2.1 million of sales and $150,000 of purchases, for a total of $4.1 million notional sales values and $1.2 million notional purchases values. On January 10, 2003, NTL emerged from bankruptcy under a plan of reorganization providing for the issuance of one-fourth the number of shares as was previously contemplated. The Company and other participants in the when-issued trading market expected the settlement of these trades would be adjusted to reflect a one-for-four reverse stock split. A number of buyers of NTL when-issued shares, seizing upon a Nasdaq advisory issued on January 14, 2003 that Nasdaq would not cancel the when-issued trades for NTL common stock, are demanding (or because of certain automated settlement processes have received) full delivery of the shares at the original contract price.

On January 16, 2003, the Company sought and obtained from the Bankruptcy Court handling NTL's case a temporary order that required and caused many of the Company's when-issued trades to settle on an adjusted basis reflecting a one-for-four reverse stock split. Because the relief was temporary and not all of the trades settled on this basis, the Company has subsequently filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, that seeks a permanent and uniform adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including the Company, in both of these Courts, as well as before NASD.

If all of the Company's when-issued trades were required to settle on an unadjusted basis, the Company estimates it would incur a 2003 after-tax loss relating to this matter in the neighborhood of $4 million. However, this exposure could be higher to the extent that any of the proceedings above require the Company, as a purchaser of NTL when-issued shares, to accept their delivery on a one-for-four adjusted basis, but, as a seller of such shares, to make their delivery on a fully unadjusted basis. Conversely, the exposure could also be lower to the extent that the Company prevails in its suit.

U.K. National Insurance:
-----------------------

The Company has received demands from the Inland Revenue in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to employee bonuses paid during the period from August 1994 to February 1998 in the amount of approximately (pound)1.7 million (approximately $2.8 million at December 31, 2002), plus interest estimated at approximately (pound)481,000 through December 31, 2002 (approximately $774,000). The Company has formally challenged these demands as it feels the respective bonus payment methods used did not require NIC payments under existing legislation. At December 31, 2002, the Company had reserved approximately $2.7 million against this demand and future demands from the Inland Revenue for NIC related to employee bonuses paid after February 1998. Based upon this level of reserves, management does not anticipate the ultimate outcome of this or future NIC matters will have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 21 - DERIVATIVE FINANCIAL INSTRUMENTS USED FOR HEDGING ACTIVITIES:
----------------------------------------------------------------------

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

For the year ended December 31, 2001 and the six months ended December 31, 2000, the changes in these excluded portions approximated $15,000 and $41,000, respectively. Under SFAS 133, the fair value of these foreign currency forward contracts attributable to the present value of the forecasted cash flows based on the spot rate was considered a highly effective hedge. Therefore, in order to coincide with the forecasted revenue streams, no amounts related to the changes in these amounts were included in earnings until such contracts matured. These deferred amounts were included in the accumulated other comprehensive income section of stockholders' equity. At December 31, 2002 and 2001, the Company had no foreign currency forward contracts outstanding for hedging activities.


NOTE 22 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in GSD-FICC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, as a result of the upgrade of MFI's GSD-FICC membership to dealer status in March 2003, MFI is required to maintain combined stockholder's equity and subordinated borrowing equal to $25 million. At December 31, 2002, MFI had regulatory net capital of $23.9 million, a regulatory net capital requirement of $250,000 and combined stockholder's equity and subordinated borrowing of $31.9 million. EBFL is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement equal to six weeks average expenditures. At December 31, 2002, EBFL had financial resources in accordance with FSA's rules of (pound)5.1 million ($8.3 million) and a financial resources requirement of (pound)2.4 million ($3.9 million).


NOTE 23 - SEGMENT REPORTING:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. For the purpose of this disclosure, operating revenues include commission income, principal transactions and information sales revenue. The Company has defined its operating segments based upon geographic location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Switzerland and Japan. United

---------------------------------------

States amounts are principally derived from the Company's New York office, but include the balances for all its U.S. based operations. United Kingdom amounts include the consolidated balances for EBFL, with net income (loss) amounts net of Monecor's minority interest. Switzerland amounts are derived from the Company's Swiss office. Japan amounts primarily reflect the non-equity earnings
(loss) from contractual arrangement (Tokyo Venture). See Note 10 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

The accounting policies of the segments are the same as those described in Note
2.

                                 United         United                                         All
                                 States         Kingdom     Switzerland        Japan          Other          Total
                              ------------   ------------   ------------   ------------   ------------   ------------
2002

Operating revenues            $101,096,048   $ 52,717,957   $  1,076,945   $              $  3,519,537   $158,410,487
Interest income                  1,781,994        411,917          1,446             18            391      2,195,766
Interest expense                   292,237         55,334                                                     347,571
Depreciation and
 amortization                    1,413,595        905,006          8,635                        78,598      2,405,834
Provision for income
 taxes                          10,432,832      1,549,168         13,558                       135,200     12,130,758
Non-equity loss from
 contractual arrangement                                                     (1,184,233)                   (1,184,233)
Net income (loss)               12,368,617      1,064,250        226,240     (1,287,064)       174,581     12,546,624
Assets                         113,025,397     28,297,516      1,417,682        196,825      1,363,614    144,301,034
Capital expenditures             6,839,528        664,444          8,987                        98,557      7,611,516

2001

Operating revenues            $ 93,295,842   $ 50,239,021   $  1,479,737   $              $  3,538,170   $148,552,770
Interest income                  1,881,779        641,814            737             77          3,172      2,527,579
Interest expense                   582,834        305,088                                                     887,922
Depreciation and
 amortization                    2,606,071        822,768         27,524                       142,217      3,598,580
Provision (benefit) for
 income taxes                      420,636      1,723,759         12,067        (51,130)        69,341      2,174,673
Income from
 unconsolidated  affiliates          9,992                                                                      9,992
Non-equity loss from
 contractual arrangement                                                       (694,083)                     (694,083)
Net income (loss)                7,762,756      1,711,372        163,013       (622,924)        24,185      9,038,402
Assets                         271,556,251     22,967,639      1,016,935      7,106,600      1,596,115    304,243,540
Capital expenditures             1,715,285        325,660                                       67,167      2,108,112

---------------------------------------

                                 United         United                                         All
                                 States         Kingdom     Switzerland        Japan          Other          Total
                              ------------   ------------   ------------   ------------   ------------   ------------
2000

Operating revenues            $ 76,309,398   $ 46,669,303   $    603,624   $              $  3,662,277   $127,244,602
Interest income                  1,578,110        541,475          1,030            208          8,576      2,129,399
Interest expense                   528,406        333,484                        39,181                       901,071
Depreciation and
 amortization                    2,722,509      1,061,304         62,210                       162,914      4,008,937
Provision (benefit) for
 income taxes                    1,166,757        522,008         (2,221)     1,088,543        (64,605)     2,710,482
Income from
 unconsolidated
 affiliates                        135,890                                                                    135,890
Non-equity earnings from
 contractual arrangement                                                        523,704                       523,704
Net income (loss)                1,745,148       (681,634)      (508,509)     1,392,576         54,518      2,002,099
Assets                          67,029,462     22,313,776        603,276      8,201,126      1,465,366     99,613,006
Capital expenditures             1,981,620        496,892                                       15,248      2,493,760
Investment in
 unconsolidated affiliates       1,552,757                                                                  1,552,757

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                     2002             2001             2000
                                -------------    -------------    -------------
Interest income:
Total for reportable segments   $   2,195,375    $   2,524,407    $   2,120,823
Other interest                            391            3,172            8,576
Elimination of intersegment
  interest income                     (48,492)        (221,535)        (306,114)
                                -------------    -------------    -------------
  Consolidated total            $   2,147,274    $   2,306,044    $   1,823,285
                                =============    =============    =============

Interest expense:
Total for reportable segments   $     347,571    $     887,922    $     901,071
Elimination of intersegment
  interest expense                    (48,492)        (221,535)        (306,114)
                                -------------    -------------    -------------
  Consolidated total            $     299,079    $     666,387    $     594,957
                                =============    =============    =============

Assets:
Total for reportable segments   $ 142,937,420    $ 302,647,425    $  98,147,640
Other assets                        1,363,614        1,596,115        1,465,366
Elimination of intersegment
  receivables                      (6,273,360)     (10,376,533)     (12,968,505)
Elimination of investments in
  other segments                  (14,549,715)     (14,549,715)     (15,738,154)
                                -------------    -------------    -------------
  Consolidated total            $ 123,477,959    $ 279,317,292    $  70,906,347
                                =============    =============    =============

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
-------------------------------------------------------

The following table reflects the unaudited quarterly results of operations of the Company for 2002 and 2001.

                                              For the Three Months Ended
2002                             March 31        June 30     September 30    December 31
                               ------------   ------------   ------------   ------------
Total revenues                 $ 37,518,213   $ 38,505,003   $ 44,544,692   $ 49,982,913

Total expenses                   36,151,014     36,395,593     41,434,491     44,023,099

Income before provision for
  income taxes and
  minority interest               3,029,011      4,551,390      6,123,460     11,955,312

Net income                        1,367,199      2,109,410      3,110,201      5,959,814

Weighted average common
  shares outstanding-basic        7,026,385      7,472,870      7,425,138      7,288,535

Weighted average common
  shares outstanding-diluted      7,959,720      8,447,869      8,268,393      8,159,599

Basic earnings per share                .19            .28            .42            .82
Diluted earnings per share              .17            .25            .38            .73

2001

Total revenues                 $ 40,891,633   $ 40,528,176   $ 37,681,166   $ 35,722,590

Total expenses                   38,563,475     37,803,125     35,712,988     33,715,567

Income (loss) before
  provision for income
  taxes, minority
  interest and income from
  equity affiliate                4,482,372      4,586,390      2,848,953        (20,655)

Net income                        2,344,282      2,718,919      1,968,178      2,007,023

Weighted average common
  shares outstanding-basic        7,825,912      7,525,809      7,082,859      7,005,517

Weighted average common
  shares outstanding-diluted      7,825,912      7,781,977      7,717,083      7,673,498

Basic earnings per share                .30            .36            .28            .29
Diluted earnings per share              .30            .35            .26            .26

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp. and Euro Brokers Investment Corporation, without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

2.2 Stock Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules (incorporated herein by reference to Exhibit 2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
               2000)

3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"))

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994)

4.2 Warrant Agreement, dated as of April 19, 2002, by and between the Registrant and certain employees (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated April 23, 2003)

4.3 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (incorporated herein by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

4.4 Amendment No. 1, dated July 26, 2001, to the Rights Agreement (incorporated herein by reference to Exhibit 4.6a of the Registrant's Current Report on Form 8-K, dated July 27, 2001)

10.1 Sublease Agreement, dated as of August 1, 2002, by and between Prudential Securities Incorporated, as sublessor, and Euro Brokers Inc., as sublessee (without exhibits) (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "September 2002 Form 10-Q"))

10.2 Subordination, Recognition and Attornment Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential Securities Incorporated, as sublandlord, and Euro Brokers Inc., as subtenant (incorporated herein by reference to Exhibit 10.2 of the September 2002 Form 10-Q)

10.3 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

10.4 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.5+ Maxcor Financial Group Inc. 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)

10.6+ Maxcor Financial Group Inc. 2002 Stock Option Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, dated April 30, 2002 (the "Proxy Statement"))

10.7+ Maxcor Financial Group Inc. Key Executive Incentive Bonus Plan (incorporated herein by reference to Appendix B of the Proxy Statement)

10.8+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Gilbert Scharf*

10.9+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Keith Reihl*

10.10+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Roger Schwed*

10.11+ Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Steven Vigliotti*

10.12+ Employment Agreement, dated 1 October 2000, by and between Euro Brokers Finacor Limited and Robin Adrian Clark (the "Clark Employment Agreement") (incorporated herein by reference to
               Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13+         Amendment, dated 1 October 2002, to the Clark Employment
               Agreement*

10.14+ Change in Control Severance Agreement, dated as of October 1, 2002, by and between the Registrant and Robin Adrian Clark*

10.15 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000) (1)

10.16 Securities Clearance Agreement, dated as of August 15, 2002, between Maxcor Financial Inc. and The Bank of New York (incorporated herein by reference to Exhibit 10.3 to the September 2002 Form 10-Q) (1)

21             Subsidiaries of the Registrant*

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