Form 10-Q
period 2003-03-31
MAXCOR FINANCIAL GROUP INC
filed 2003-05-15
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003



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


                         One Seaport Plaza - 19th Floor
                            New York, New York 10038
                     ---------------------------------------
                     (Address of principal executive office)


                                 (646) 346-7000
                          ----------------------------
                             (Registrant's telephone
                          number, including area code)



            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                                 No [ ]


            The number of shares of common stock, par value $.001 per share, of registrant outstanding as of May 12, 2003 was 6,955,060.


                               Page 1 of 83 Pages

                           MAXCOR FINANCIAL GROUP INC.


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                   3

         Consolidated Statements of Financial Condition                      4

         Consolidated Statements of Operations                               5

         Consolidated Statements of Changes in Stockholders' Equity          6

         Consolidated Statements of Cash Flows                               7

         Notes to the Consolidated Financial Statements                      9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         23

Item 4.  Controls and Procedures                                            23


                           PART (. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   24

Signatures                                                                  25

Certifications                                                              26

Exhibit Index                                                               28


                               Page 2 of 83 Pages

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


                               Page 3 of 83 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


ASSETS                                              MARCH 31, 2003   DECEMBER 31, 2002
------                                              --------------   -----------------

Cash and cash equivalents                           $   53,193,853     $   52,781,616
Deposits with clearing organizations                     6,316,482          6,318,529
Receivable from broker-dealers and customers            21,249,051         19,523,426
Securities failed-to-deliver                            14,688,312
Securities held at clearing firms and trading
 contracts                                              19,795,678         29,526,028
Prepaid expenses and other assets                        6,545,470          4,085,934
Deferred tax asset                                         350,527            364,419
Fixed assets                                            11,192,571         10,878,007
                                                    --------------     --------------

Total assets                                        $  133,331,944     $  123,477,959
                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Payable to broker-dealers and customers          $   10,784,221     $   17,337,560
   Trading contracts                                                          144,153
   Securities failed-to-receive                         14,540,884
   Accounts payable and accrued liabilities             23,572,117         24,168,384
   Accrued compensation payable                         19,068,464         26,875,249
   Income taxes payable                                    938,140            543,897
   Deferred taxes payable                                  534,434            566,003
   Obligations under capitalized leases                    781,859            842,399
   Loan payable                                         15,000,000
                                                    --------------     --------------
                                                        85,220,119         70,477,645
                                                    --------------     --------------

Minority interest in consolidated subsidiary                                5,407,228
                                                    --------------     --------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000
     shares authorized; none issued at March 31,
     2003 and December 31, 2002
   Common stock, $.001 par value, 30,000,000
     shares authorized; 12,257,564 and 12,232,564
     shares issued at March 31, 2003 and December
     31, 2002, respectively                                 12,258             12,233
   Additional paid-in capital                           36,660,493         36,517,908
   Treasury stock at cost; 5,151,804 and
     4,977,404 shares of common stock held at
     March 31, 2003 and December 31, 2002,
     respectively                                  (    12,465,044)   (    11,208,967)
   Retained earnings                                    22,523,236         20,741,779
   Accumulated other comprehensive income:
     Foreign translation adjustments                     1,380,882          1,530,133
                                                    --------------     --------------
     Total stockholders' equity                         48,111,825         47,593,086
                                                    --------------     --------------

Total liabilities and stockholders' equity          $  133,331,944     $  123,477,959
                                                    ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.


                               Page 4 of 83 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  FOR THE THREE MONTHS ENDED
                                                              MARCH 31, 2003     MARCH 31, 2002
                                                            ----------------    ----------------

Revenue:
  Commission income                                         $     41,149,353    $     36,451,108
  Principal transactions                                   (       4,081,752)            859,676
  Interest income                                                    639,716             401,155
  Other                                                    (         319,478)  (         193,726)
                                                            ----------------    ----------------

                                                                  37,387,839          37,518,213
                                                            ----------------    ----------------
Costs and expenses:
  Compensation and related costs                                  29,807,150          25,134,172
  Communication costs                                              3,240,791           2,599,417
  Travel and entertainment                                         1,911,897           1,597,363
  Occupancy costs                                                  1,108,520           1,006,026
  Clearing and execution fees                                        869,471             749,982
  Depreciation and amortization                                      765,735             525,500
  Interest expense                                                    81,575              51,653
  Charity Day contributions                                                            1,219,233
  Costs related to World Trade Center attacks                                            471,374
  General, administrative and other expenses                       1,682,724           1,134,482
                                                            ----------------    ----------------

                                                                  39,467,863          34,489,202
                                                            ----------------    ----------------

(Loss) income before provision for income taxes, minority
  interest and extraordinary item                          (       2,080,024)          3,029,011

(Benefit) provision for income taxes                       (       1,079,919)          1,443,568
                                                            ----------------    ----------------

(Loss) income before minority interest and extraordinary
  item                                                     (       1,000,105)          1,585,443

Minority interest in income of consolidated subsidiary     (         175,985)  (         218,244)
                                                            ----------------    ----------------

(Loss) income before extraordinary item                    (       1,176,090)          1,367,199

Extraordinary gain on purchase of minority interest                2,957,547
                                                            ----------------    ----------------

Net income                                                  $      1,781,457    $      1,367,199
                                                            ================    ================

Basic (loss) earnings per share:
  (Loss) income before extraordinary item                  ($            .16)   $            .19
  Extraordinary gain on purchase of minority interest       $            .41
                                                            ----------------    ----------------
  Net income                                                $            .25    $            .19
                                                            ================    ================

Diluted (loss) earnings per share:
  (Loss) income before extraordinary item                  ($            .16)   $            .17
  Extraordinary gain on purchase of minority interest                    .41
                                                            ----------------    ----------------
  Net income                                                $            .25    $            .17
                                                            ================    ================


        The accompanying notes are an integral part of these consolidated financial statements.

                               Page 5 of 83 Pages

                           MAXCOR FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIODS ENDED DECEMBER 31, 2002 AND MARCH 31, 2003
                                   (Unaudited)


                                                                                                      ACCUMULATED
                                                           ADDITIONAL                                    OTHER
                                COMPREHENSIVE   COMMON      PAID-IN       TREASURY      RETAINED     COMPREHENSIVE
                                   INCOME        STOCK      CAPITAL        STOCK        EARNINGS         INCOME           TOTAL
                                -------------   -------   -----------   ------------   -----------   -------------     ------------

Balance at December 31, 2001                    $11,613   $33,731,266  ($  8,992,281)  $ 8,195,155   $   1,371,150     $ 34,316,903
Comprehensive income
  Net income for the
    year ended December
    31, 2002                    $  12,546,624                                           12,546,624                       12,546,624
  Foreign translation
    adjustment (inclusive of
    income tax benefit
    of $148,909)                      158,983                                                              158,983          158,983
                                -------------
Comprehensive income            $  12,705,607
                                =============
Exercise of common stock
  purchase warrants                                 493     2,463,482                                                     2,463,975
Exercise of stock options,
  including tax benefit of
  $53,749                                           127       323,160  (      96,525)                                       226,762
Acquisition of treasury stock                                          (   2,120,161)                                 (   2,120,161)
                                                -------   -----------   ------------   -----------   -------------     ------------
Balance at December 31,
  2002                                           12,233    36,517,908  (  11,208,967)   20,741,779       1,530,133       47,593,086
Comprehensive income
  Net income for the three
    months ended March
    31, 2003                    $   1,781,457                                            1,781,457                        1,781,457
  Foreign translation
    adjustment (inclusive
    of income tax expense
    of $34,182)                (      149,251)                                                      (      149,251)    (    149,251)
                                -------------
Comprehensive income            $   1,632,206
                                =============
Exercise of stock options,
  including tax benefit of
  $14,110                                            25       142,585                                                       142,610
Acquisition of treasury
  stock                                                                (   1,256,077)                                  (  1,256,077)
                                                -------   -----------   ------------   -----------   -------------      ------------
Balance at March 31,
  2003                                          $12,258   $36,660,493  ($ 12,465,044)  $22,523,236   $   1,380,882      $ 48,111,825
                                                =======   ===========   ============   ===========   =============      ============

   The accompanying notes are an integral part of these consolidated financial statements.


                               Page 6 of 83 Pages

                            MAXCOR FINANCIAL GROUP INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                      FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 2003     MARCH 31, 2002
                                                                  --------------     --------------

Cash flows from operating activities:
  Net income                                                      $    1,781,457     $   1,367,199
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                        765,735           525,500
    Provision for doubtful accounts                                        1,403            11,055
    Gain on purchase of minority interest                        (     2,957,547)
    Minority interest in net earnings of consolidated
      subsidiaries                                                       175,985           218,244
    Unreimbursed losses of equity affiliates and
      contractual arrangements                                           529,348           182,681
    Deferred income taxes                                        (        31,569)   (       74,570)
  Change in assets and liabilities:
    Decrease (increase) in deposits with clearing organizations            2,047    (       12,040)
    Increase in receivable from broker-dealers and customers     (     1,879,810)   (    2,383,419)
    (Increase) decrease in securities failed-to-deliver          (    14,688,312)      181,443,989
    Decrease (increase) in securities held at clearing firm and
      trading contracts                                                9,585,405    (    8,781,903)
    (Increase) decrease in prepaid expenses and other assets     (     1,646,479)          717,827
    (Decrease) increase in payable to broker-dealers and
      customers                                                  (     6,553,339)        8,230,781
    Increase (decrease) in securities failed-to-receive               14,540,884    (  180,374,836)
    Decrease in accounts payable and accrued liabilities         (     1,713,652)   (    2,489,489)
    Decrease in accrued compensation payable                     (     7,646,665)   (    5,666,113)
    (Decrease) increase in income taxes payable                  (       432,415)          243,624
                                                                  --------------     -------------
       Net cash used in operating activities                     (    10,167,524)   (    6,841,470)
                                                                  --------------     -------------


Cash flows from investing activities:
  Purchase of fixed assets                                       (     5,688,342)   (      858,582)
  Purchase of minority interest                                  (     2,613,156)
  Proceeds from asset sales under sale-leaseback transactions          5,220,658
                                                                  --------------     -------------
       Net cash used in investing activities                     (     3,080,840)   (      858,582)
                                                                  --------------     -------------


   The accompanying notes are an integral part of these consolidated financial statements.


                               Page 7 of 83 Pages

                           MAXCOR FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (Continued)


                                                                      FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 2003     MARCH 31, 2002
                                                                  --------------     --------------

Cash flows from financing activities:
  Proceeds from exercise of options                                      142,610             4,000
  Borrowings under revolving credit facility                          15,000,000
  Repayment of obligations under capitalized leases              (        46,923)   (       10,629)
  Acquisition of treasury stock                                  (     1,256,077)
                                                                  --------------     -------------
    Net cash provided by (used in) financing activities               13,839,610    (        6,629)

Effect of exchange rate changes on cash                          (       179,009)   (      260,656)
                                                                  --------------     -------------

Net increase (decrease) in cash and cash equivalents                     412,237    (    7,967,337)

Cash and cash equivalents at beginning of period                      52,781,616        49,565,284
                                                                  --------------     -------------

Cash and cash equivalents at end of period                        $   53,193,853     $  41,597,947
                                                                  ==============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                     $      171,738     $      39,152
Income taxes paid                                                        453,847           527,497
Non-cash financing activities:
  Capital lease obligations incurred                                                       101,784


   The accompanying notes are an integral part of these consolidated financial statements.


                               Page 8 of 83 Pages

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

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading brokerage operations in municipal bonds, high-yield and distressed debt, equities and convertible securities.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K").


                               Page 9 of 83 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the control number for determining the dilutive impact of common stock equivalents on earnings per share is the amount before extraordinary item. Since this amount for the three months ended March 31, 2003 is a loss, the impact of common stock equivalents on earnings per share is considered antidilutive, even though the impact solely on net income per share is dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and March 31, 2002:

                                                                     THREE MONTHS ENDED
                                                             MARCH 31, 2003      MARCH 31, 2002
                                                             --------------      --------------


(Loss) income before extraordinary item                    ($      1,176,090)   $      1,367,199
Extraordinary gain on purchase of minority interest                2,957,547
                                                            ----------------    ----------------
Net income                                                  $      1,781,457    $      1,367,199
                                                            ================    ================

Weighted average common shares outstanding -
  basic calculations                                               7,130,991           7,026,385
Dilutive effect of stock options and warrants                                            933,335
                                                            ----------------    ----------------

Weighted average common shares outstanding -
  diluted calculations                                             7,130,991           7,959,720
Basic earnings per share:
  (Loss) income before extraordinary item                  ($            .16)   $            .19
  Extraordinary gain on purchase of minority
    interest                                                             .41
                                                            ----------------    ----------------
  Net income                                                $            .25    $            .19
                                                            ================    ================

Diluted earnings per share:
  (Loss) income before extraordinary item                  ($            .16)   $            .17
  Extraordinary gain on purchase of minority
    interest                                                             .41
                                                            ----------------    ----------------
  Net income                                                $            .25    $            .17
                                                            ================    ================


Antidilutive common stock equivalents:
  Options                                                          1,715,000
  Warrants                                                           425,000


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


                              Page 10 of 83 Pages

-----------------------------------------

COMMON STOCK, OPTIONS AND WARRANTS:
----------------------------------

At December 31, 2002, the Company had outstanding 7,255,160 shares of common stock and held 4,977,404 shares in treasury.

During the three months ended March 31, 2003, the Company repurchased 174,400 shares under the existing share repurchase program authorized by the Board of Directors in July 2001 and expanded in September 2001. As of March 31, 2003, the Company had 436,093 shares remaining under this expanded authorization. The Board of Directors further expanded this authorization by an additional 700,000 shares in April 2003. In addition, during the three months ended March 31, 2003, the Company issued 25,000 shares pursuant to options exercised under the Company's 1996 Stock Option Plan.

As a result of these activities, at March 31, 2003, the Company had outstanding 7,105,760 shares of common stock and held 5,151,804 shares in treasury.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2003            2002
                                                     -----------     -----------

Net income, as reported                              $ 1,781,457     $ 1,367,199

Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects             213,563         120,803
                                                     -----------     -----------

  Pro forma net income                               $ 1,567,894     $ 1,246,396
                                                     ===========     ===========


                              Page 11 of 83 Pages

-----------------------------------------

                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2003            2002
                                                     -----------     -----------

Earnings per share:
  Basic, as reported                                 $       .25     $       .19
  Basic, pro forma                                   $       .22     $       .18

  Diluted, as reported                               $       .25     $       .17
  Diluted, pro forma                                 $       .22     $       .16

For pro forma disclosure, the fair value of options and warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2003            2002
                                                     -----------     -----------

Risk free interest rate                                  3.2%           4.4%
Expected life                                          5 years         5 years
Expected volatility                                      110%           101%


NOTE 4 - PROPERTY INSURANCE RECOVERY:
------------------------------------

The Company's property casualty insurance policy, underwritten by Kemper Insurance Companies ("Kemper"), covers losses incurred for destroyed property as a result of the terrorist attacks on the Company's World Trade Center headquarters on September 11, 2001. This policy has an aggregate limit of approximately $14 million. The Company has previously recorded receivables against this policy of $2.5 million for the book value of property owned by the Company destroyed in the attacks and termination costs associated with operating leases of equipment destroyed in the attacks. Since claims under this policy are based upon replacement cost of assets replaced, the proceeds thereof are expected to exceed the aggregate amount of the net book value of the property written off and lease termination costs. The anticipated gain will be recorded as the claim is settled or otherwise resolved. Included in accounts payable and accrued liabilities at March 31, 2003 is $5.5 million, representing the portion of the $8 million of cash advances received from Kemper under this policy not yet recognized. In April 2003, the Company received an additional advance from Kemper under this policy of $4 million.

NOTE 5 - PURCHASE OF MINORITY INTEREST:
--------------------------------------

In February 2003, the Company recognized a pre-tax and post-tax extraordinary gain of $2,957,547 on the purchase by Euro Brokers Holdings Limited ("EBHL") of the minority shareholding held by Monecor (London) Limited ("Monecor") in Euro Brokers Finacor Limited ("EBFL"), a U.K. subsidiary engaged in the brokering of


                              Page 12 of 83 Pages

--------------------------------------------------

interest rate derivatives and deposits. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted EBHL to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. The Court of Appeals also refused Monecor's request for leave to appeal further to the House of Lords, although Monecor has subsequently petitioned the House of Lords directly for such leave. EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. Upon completion of the purchase in February 2003, EBFL was renamed as Euro Brokers Limited ("EBL"). The extraordinary gain on the purchase equaled the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.

NOTE 6 - LOSS ON NTL WHEN-ISSUED EQUITY TRADING CONTRACTS:
---------------------------------------------------------

Prior to the emergence from Chapter 11 bankruptcy by NTL Inc. ("NTL") in early January 2003, MFI entered into various when-issued equity trading contracts for the common stock of NTL. The contracts involved sales with notional values of $4.1 million and purchases with notional values of $1.2 million.

On January 10, 2003, NTL emerged from bankruptcy under a plan of reorganization providing for the issuance of one-fourth the number of shares previously contemplated. MFI and other participants in the when-issued trading market expected the settlement of these trades would be adjusted to reflect a one-for-four reverse stock split. A number of buyers of NTL when-issued shares, seizing upon a Nasdaq advisory issued on January 14, 2003 that Nasdaq would not cancel the when-issued trades for NTL common stock, are demanding (or because of certain automated settlement processes have received) full delivery of the shares at the original contract price.

On January 16, 2003, MFI sought and obtained from the Bankruptcy Court handling NTL's case a temporary order that required and caused many of its when-issued trades to settle on an adjusted basis reflecting a one-for-four reverse stock split. Because the relief was temporary and not all of the trades settled on this basis, MFI has subsequently filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, that seeks a permanent and uniform adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, in both of these Courts, as well as before NASD.

Included in principal transactions for the three months ended March 31, 2003 is a loss of $5.9 million recorded for the settlement of the NTL when-issued contracts. This loss reflects the contingency that all of MFI's NTL when-issued contracts, other than permanently adjusted settlements by mutual agreement, will be required to settle on an unadjusted basis through the delivery and receipt of shares. The loss could be higher to the extent that any of the proceedings above require MFI, as a purchaser of NTL when-issued shares, to accept delivery on a one-for-four adjusted basis, but, as a seller of such shares, to make delivery on a fully unadjusted basis.

                              Page 13 of 83 Pages

---------------------------------------------------------------------

The loss could also be higher if such proceedings require the effect of unadjusted settlement be achieved through the payment of damages based upon a price for NTL shares that exceeds their market value at the time of payment, which would reduce any mitigating impact from MFI's purchases of NTL shares to hedge the potential short position. Conversely, the loss could also be lower to the extent that MFI prevails in the proceedings above. In addition, general, administrative and other expenses include legal fees incurred through March 31, 2003 related to this matter of $200,000.

NOTE 7 - LOAN PAYABLE:
---------------------

In March 2003, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, terminated its $5 million revolving credit facility with General Electric Capital Corporation ("GECC") and entered into an agreement with The Bank of New York ("BONY") for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of March 31, 2003, EBI had $15 million outstanding under this new facility.

NOTE 8 - COMMITMENTS:
---------------------

In March 2003, EBI entered into various sale-leaseback transactions for equipment and furniture under a master lease agreement with GECC. Since these leases do not meet one or more of the criteria for capital lease treatment, they are classified as operating leases and are not recorded on the Consolidated Statements of Financial Condition. The future minimum rental commitments for these leases as of March 31, 2003, including the amounts owed at the end of the initial lease terms if the underlying assets are returned, are as follows:


        Year

        2003          $  1,159,686
        2004             1,546,932
        2005               979,113
        2006             1,009,185
                      ------------
                      $  4,694,916
                      ============


                              Page 14 of 83 Pages

NOTE 9 - TOKYO BASED VENTURE:
----------------------------

Since 1994, the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. The Company has a 57.25% interest in the Tokyo Venture, with Nittan Capital Group Limited ("Nittan"), the TK operator, holding a 42.75% interest. Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from Nittan, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income (loss) from contractual arrangement.

Summarized operating results of the Tokyo Venture for the three months respectively ended March 31, 2003 and March 31, 2002, along with the Company's share of those results, are presented below:

                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2003            2002
                                                     -----------     -----------

Revenues                                             $ 1,666,459    $ 2,804,024
Expenses                                               2,591,084      3,123,117
                                                     -----------     ----------
Loss                                                ($   924,625)  ($   319,093)
                                                     ===========     ==========

Company's share                                     ($   529,348)  ($   182,681)
                                                     ===========     ==========


NOTE 10 - NET CAPITAL REQUIREMENTS:
-----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), requires it to maintain minimum excess regulatory net capital of $10,000,000 and, as a result of its recent upgrade in membership status at GSD-FICC in March 2003, combined stockholder's equity and subordinated borrowing of $25,000,000. At March 31, 2003, MFI had regulatory net capital of $44.1 million, a regulatory net capital requirement of $250,000 and combined stockholder's equity and subordinated borrowing of $52.7 million. EBL is a Type D registered firm of the Financial Services Authority ("FSA") in the U.K., required to maintain a financial resources requirement equal to six weeks' average expenditures. At March 31, 2003, EBL had financial resources in accordance with FSA's rules of (pound)5.2 million ($8.3 million) and a financial resources requirement of (pound)2.4 million ($3.8 million).


                              Page 15 of 83 Pages

NOTE 11 - SEGMENT REPORTING:
---------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three months ended March 31, 2003 and March 31, 2002 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S.-based operations, with operating revenues and net income for the three months ended March 31, 2003 reflecting the loss recorded on NTL when-issued trading contracts (see Note 6). United Kingdom amounts include the results for EBL, with net income for the three months ended March 31, 2003 reflecting the extraordinary gain on the purchase of Monecor's minority interest (see Note 5), and for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity earnings
(loss) from contractual arrangement (Tokyo Venture). See Note 9 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2002 and which are not expected to meet these thresholds for the year ended December 31, 2003 have been included in "All Other."

                                          UNITED
                        UNITED STATES     KINGDOM         JAPAN      ALL OTHER        TOTAL
                        -------------     -------         -----      ---------        -----

Three months ended
  March 31, 2003

Operating revenues      $ 19,153,515    $ 16,792,169   $            $ 1,246,918   $ 37,192,602
Net (loss) income      (   2,029,204)      4,141,266  (  545,312)       214,707      1,781,457


Three months ended
  March 31, 2002

Operating revenues      $ 23,834,141    $ 11,970,557   $            $ 1,506,086   $ 37,310,784
Net income (loss)          1,134,797         221,067  (  193,999)       205,334      1,367,199


                              Page 16 of 83 Pages

References in this report to "we," "us" and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          CRITICAL ACCOUNTING POLICIES

The following is a discussion of certain of our significant accounting policies (see Note 2 to the Consolidated Financial Statements for the fiscal year ended December 31, 2002 in the 2002 Form 10-K) that we consider to be of particular importance because they require difficult, complex or subjective judgments on matters that are often inherently uncertain.

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

Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., claims on securities settlement disputes and reserves for certain income tax contingencies. The determination of the amounts of these reserves requires significant judgment on our part. We consider many factors in determining the amount of these reserves, such as legal precedent and case law and historic experience. The assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be greater or less than the reserve amount.


                         THREE MONTHS ENDED MARCH 31, 2003
                   COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended March 31, 2003, these revenues increased $4,698,245 to $41,149,353, compared to $36,451,108 for the comparable period in 2002, primarily from increased brokerage in London. This increase primarily reflected the combined effect of increased revenues from our credit derivatives department (which had just started in the first quarter of 2002) and interest rate derivatives departments, and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars. In New York,


                              Page 17 of 83 Pages
commission levels were comparable for the three months ended March 31, 2003 and the three months ended March 31, 2002, primarily reflecting commissions generated by our institutional equities and U.S. Treasury departments (which commenced operations in the second and third quarters of 2002, respectively), offset by reduced commissions generated by our money market department.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time, as well as the results of activities in our firm investment account. For the three months ended March 31, 2003, these activities resulted in a loss of $4,081,752, compared to a gain of $859,676 for the three months ended March 31, 2002. This change primarily reflected a loss of $5.9 million recorded by MFI during the first quarter of 2003 on the settlement of its NTL when-issued equity trading contracts.

As discussed in Note 6 to the Consolidated Financial Statements included in this report, the recording of this $5.9 million loss reflects the contingency that all of MFI's NTL when-issued contracts, other than permanently adjusted settlements by mutual agreement, will be required to settle on an unadjusted basis through the delivery and receipt of shares. The loss could be higher to the extent that any of the proceedings in which MFI is involved require MFI, as a purchaser of NTL when-issued shares, to accept delivery on a one-for-four adjusted basis, but, as a seller of such shares, to make delivery on a fully unadjusted basis. The loss could also be higher if such proceedings require the effect of unadjusted settlement be achieved through the payment of damages based upon a price for NTL shares that exceeds their market value at the time of payment, which would reduce any mitigating impact from MFI's purchases of NTL shares to hedge the potential short position. Conversely, the loss could also be lower to the extent that MFI prevails in the proceedings above.

Partially offsetting this loss in principal transactions were increases in gains on municipal securities transactions and improved results in our firm investment account.

Interest income for the three months ended March 31, 2003 increased $238,561 to $639,716, compared to $401,155 for the three months ended March 31, 2002, primarily reflecting an increase in the average inventory of municipal securities held.

Other items for the three months ended March 31, 2003 resulted in a loss of $319,478, as compared to a loss of $193,726 for the three months ended March 31, 2002. This change resulted primarily from the loss of $529,348 on our interest in the Tokyo Venture for the three months ended March 31, 2003, as compared to a loss of $182,681 for the three months ended March 31, 2002, offset by income of $125,000 during the three months ended March 31, 2003 from the licensing of financial information derived from our brokerage business and foreign exchange gains during the three months ended March 31, 2003 as compared to foreign exchange losses during the three months ended March 31, 2002.

Compensation and related costs for the three months ended March 31, 2003 increased $4,672,978 to $29,807,150, compared to $25,134,172 for the three months ended March 31, 2002, primarily as a result of the increase in commission income (resulting in higher commission based payouts), the currency effects of


                              Page 18 of 83 Pages
translating strengthened British pound sterling amounts to U.S. dollars and the lack of compensation paid on revenue generated on our 2002 Charity Day held on March 11, 2002 (the 2003 Charity Day is scheduled to be held on May 12, 2003 - see further discussion of Charity Day below).

Communication costs for the three months ended March 31, 2003 increased $641,374 to $3,240,791, compared to $2,599,417 for the three months ended March 31, 2002, primarily as a result of the addition of new departments in New York, the reestablishment of communication lines for existing departments in New York following the September 11th attacks and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for the three months ended March 31, 2003 increased $314,534 to $1,911,897, compared to $1,597,363 for the three months ended March 31, 2002, reflective in part of the corresponding increase in commission income.

Occupancy costs represent expenses incurred in connection with the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended March 31, 2003, these costs increased $102,494 to $1,108,520, compared to $1,006,026 for the three months ended March 31, 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended March 31, 2003, these costs increased $119,489 to $869,471, compared to $749,982 for the three months ended March 31, 2002, primarily as a result of the clearing and execution costs incurred by our institutional equities desk and other new departments, offset by a reduction in the number of cleared emerging market debt transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and software. For the three months ended March 31, 2003, depreciation and amortization increased $240,235 to $765,735, compared to $525,500 for the three months ended March 31, 2002, primarily as a result of the depreciation in New York of new assets purchased to replace assets destroyed in the September 11th attacks. These costs are expected to increase next quarter and thereafter as leasehold improvements at One Seaport Plaza purchased with insurance proceeds are amortized following the completed move.

Interest expense for the three months ended March 31, 2003 increased $29,922 to $81,575, compared to $51,653 for the comparable period in 2002, primarily as a result of the increase in capitalized leases for automobiles in London.

Our 2002 Charity Day, held on March 11, 2002, resulted in a charitable contribution of $1,219,233, an amount equal to all the revenue generated that day by our New York, Stamford, Mexico, London and Switzerland offices. All participating brokerage employees waived any entitlement to commissions from


                              Page 19 of 83 Pages
such revenues. The contribution was made entirely to The Euro Brokers Relief Fund, Inc., a 501(c)(3) tax-exempt corporation (HTTP://RELIEF.EBI.COM) established to provide charitable aid to the families and other financial dependents of our 61 employees and staff members killed as a result of the September 11th attacks. Our 2003 Charity Day, held on May 12, 2003, raised almost $1 million. All participating brokerage employees again waived any entitlement to commissions from such revenues. The proceeds raised are designated for The Euro Brokers Relief Fund, Inc. and the firm's recently-established Maxcor Foundation, which is designating three recipients:
Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London.

During the three months ended March 31, 2002, we recorded $471,374 of net costs as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $1,245,610, reduced by the portion of these expenses, $774,236, that at the time was considered probable of recovery under the extra expense portion of the insurance coverage. These costs included the use of outside professionals, hiring costs and benefits for the families of deceased employees.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended March 31, 2003, these expenses increased $548,242 to $1,682,724, as compared to $1,134,482 for the three months ended March 31, 2002, primarily as a result of increases in professional fees, including $200,000 incurred in connection with the NTL settlement disputes previously discussed, and other general, administrative and other expenses.

For the three months ended March 31, 2003, we recorded a net benefit for income taxes of $1,079,919, as compared to a net provision for income taxes for the three months ended March 31, 2002 of $1,443,568, primarily due to the loss recorded on the settlement of NTL when-issued equity trading contracts. The high percentage of the net benefit relative to the reported net pre-tax loss is reflective of pre-tax income generated in jurisdictions with lower tax rates than New York (where the NTL loss was recorded).

For the three months ended March 31, 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985, as compared to a reduction of $218,244 for the three months ended March 31, 2002. The decrease is the result of EBHL's purchase of the minority interest in EBL (formerly EBFL) in February 2003 (see discussion of extraordinary gain below).

During the three months ended March 31, 2003, we recorded an extraordinary gain of $2,957,547 on the purchase by EBHL of the 50% shareholding held by Monecor in EBFL. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted EBHL to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. The Court of Appeals also refused Monecor's request for leave to appeal further to the House of Lords (although Monecor has subsequently petitioned the House of Lords directly for leave to appeal, we do not expect


                              Page 20 of 83 Pages
such leave will be granted or, if granted, that the appeal itself will be successful). EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. This discounted purchase price resulted in an extraordinary gain of $2,957,547, equal to the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.


                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Securities held at clearing firm and trading contracts reflect securities positions taken in connection with sales and trading brokerage operations and in our firm investment account. Positions are financed either from cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At March 31, 2003, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions of approximately $10.1 million, reflecting securities owned of approximately $19.8 million, NTL shares due from broker-dealers and customers and due to broker-dealers and customers of $1.1 million and $2.4 million, respectively (based upon the recording of unadjusted settlements for the when-issued equity trading contracts described above), and margin borrowings from clearing brokers of approximately $8.4 million.

MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a minimum deposit of $5,000,000 in U.S. Treasury securities, and minimum net worth (including subordinated borrowings) of $25 million (reflecting an increase in March 2003 as a result of upgrading MFI's GSD-FICC membership status). In addition, MFI's clearing brokers require certain minimum collateral deposits. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks' average expenditures ($3.8 million at March 31, 2003).

In March 2003, EBI terminated its $5 million revolving credit facility with GECC and entered into an agreement with BONY for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and our entire company as a whole, to maintain


                              Page 21 of 83 Pages
certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of March 31, 2003, EBI had $15 million outstanding under this new facility.

We expect to incur cash outlays approximating $2.5 million during the remainder of 2003 in order to complete the build-out of our new permanent headquarters at One Seaport Plaza in lower Manhattan. Our build-out costs to date have largely been funded by proceeds from our property casualty policy with Kemper. This policy covers replacement costs of assets destroyed in the September 11th attacks and has a limit of approximately $14 million. Through March 31, 2003, we received advances under this policy of $8 million, followed by an additional advance of $4 million in April 2003.

As of March 31, 2003, we had authorization remaining for the repurchase of up to 436,093 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001, which originally authorized the repurchase of up to 709,082 shares (10% of the then outstanding shares), and which was expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares. This authorization was further expanded in April 2003 by an additional 700,000 shares, for a total of 1,900,000 shares. As of May 12, 2003, remaining authorization under this expanded repurchase program was 985,393 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

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

We believe that all of our ongoing liquidity needs will be met in timely fashion from our cash and cash equivalents and other resources. Moreover, we have historically met regulatory net capital and stockholders' equity requirements and believe we will be able to continue to do so in the future.


                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and


                              Pages 22 of 83 Pages
business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the scope of our recoveries from insurers; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2002 Form 10-K. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As was the case with the terminated $5 million revolving credit facility with GECC, borrowings under the new $15 million revolving credit facility with BONY bear interest at a variable rate. The BONY facility was executed and drawn down in full in the last few days of March 2003. We will continue to monitor the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

Other than the item described above, our market risk analysis did not materially change from the market risk analysis as of December 31, 2002 presented in the 2002 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

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


                               Page 23 of 83 Pages

                             PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------

10.1 Credit Agreement, dated as of March 27, 2003, between Euro Brokers Inc. and The Bank of New York.*

(b) REPORTS ON FORM 8-K

During the three months ended March 31, 2003, we filed four current reports on Form 8-K, respectively dated January 17, 2003, January 30, 2003, March 14, 2003 and March 31, 2003. The first filed report attached two press releases that we issued respectively on January 15, 2003 and January 16, 2003. The January 15th press release announced our expectation of a significant first quarter loss in connection with the settlement of certain when-issued trades executed by Maxcor Financial Inc., our broker-dealer subsidiary, in the common stock of NTL Inc. The January 16th press release announced that we had successfully obtained preliminary relief from the United States Bankruptcy Court for the Southern District of New York with respect to the settlement of these when-issued trades. The second filed report (i) attached a press release that we issued January 30, 2003 announcing that the bankruptcy court had issued a new order temporarily extending the preliminary relief announced in the January 16th press release and
(ii) furnished copies of the original and new court orders. The third filed report announced our unaudited financial results for our fiscal fourth quarter and year ended December 31, 2002. The last filed report furnished certifications of our Chief Executive Officer and Chief Financial Officer given pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the 2002 Form
10-K.


----------

* Portions of this Exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 24 of 83 Pages

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003


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


                               Page 25 of 83 Pages

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


      Date: May 15, 2003

                                          /s/ GILBERT D. SCHARF
                                    -------------------------------------------
                                          Gilbert D. Scharf,
                                          Chief Executive Officer


                              Page 26 of 83 Pages

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

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within thos4 entities, particularly during the period in which this quarterly report is being prepared;

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



      Date: May 15, 2003

                                           /s/ STEVEN R. VIGLIOTTI
                                    -------------------------------------
                                           Steven R. Vigliotti,
                                           Chief Financial Officer


                              Page 27 of 83 Pages

EXHIBIT INDEX


EXHIBIT       DESCRIPTION                                                   PAGE
-------       -----------                                                   ----

10.1          Credit Agreement, dated as of March 27, 2003, between          29
              Euro Brokers Inc. and The Bank of New York.*


----------

* Portions of this Exhibit have been redacted and confidential treatment sought pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                              Page 28 of 83 Pages