Form 10-Q
period 2003-06-30
MAXCOR FINANCIAL GROUP INC
filed 2003-08-11
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2003


                         Commission File Number 0-25056
                                                -------


                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          59-3262958
          ---------                                          ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)


                         One Seaport Plaza - 19th Floor
                            New York, New York 10038
                            ------------------------
                     (Address of principal executive office)


                                 (646) 346-7000
                                 --------------
                             (Registrant's telephone
                          number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   [X]                          No   [ ]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes   [ ]                          No   [X]


         The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of July 31, 2003 was 6,702,110.

                        The Exhibit Index is on Page 30.

                               Page 1 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                     3

        Consolidated Statements of Financial Condition                        4

        Consolidated Statements of Operations                                 5

        Consolidated Statements of Changes in Stockholders' Equity            6

        Consolidated Statements of Cash Flows                                 7

        Notes to the Consolidated Financial Statements                        9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  17

Item 3. Quantitative and Qualitative Disclosures about Market Risk           26

Item 4. Controls and Procedures                                              26


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    27

Item 4. Submission of Matters to a Vote of Security Holders                  27

Item 6. Exhibits and Reports on Form 8-K                                     28

Signatures                                                                   29

Exhibit Index                                                                30


                               Page 2 of 33 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

                               Page 3 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)
                                                                                       June 30,     December 31
ASSETS                                                                                   2003           2002
------                                                                               ------------   ------------
Cash and cash equivalents                                                            $ 58,797,467   $ 52,781,616
Securities purchased under agreements to resell                                       259,312,500
Deposits with clearing organizations                                                    6,318,233      6,318,529
Receivable from broker-dealers and customers                                           31,692,768     19,523,426
Securities failed-to-deliver                                                           40,839,865
Securities held at clearing firms and trading contracts                                26,932,387     29,526,028
Prepaid expenses and other assets                                                       5,181,221      4,085,934
Deferred tax asset                                                                        497,213        364,419
Fixed assets                                                                           12,958,561     10,878,007
                                                                                     ------------   ------------

Total assets                                                                         $442,530,215   $123,477,959
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

   Short-term bank loan                                                              $  5,511,000   $
   Securities sold under agreements to repurchase                                     260,108,438
   Payable to broker-dealers and customers                                             10,806,183     17,337,560
   Securities sold, not yet purchased and trading contracts                             2,422,222        144,153
   Securities failed-to-receive                                                        34,741,195
   Accounts payable and accrued liabilities                                            33,843,824     24,168,384
   Accrued compensation payable                                                        30,347,832     26,875,249
   Income taxes payable                                                                 1,966,564        543,897
   Deferred taxes payable                                                                 502,865        566,003
   Obligations under capitalized leases                                                   773,778        842,399
   Revolving credit facility                                                           12,000,000
                                                                                     ------------   ------------
                                                                                      393,023,901     70,477,645
                                                                                     ------------   ------------

Minority interest in consolidated subsidiary                                                           5,407,228
                                                                                     ------------   ------------

Stockholders' equity:

   Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at June 30, 2003 and December 31, 2002

   Common stock, $.001 par value, 30,000,000 shares authorized;
     12,265,064 and 12,232,564 shares issued at June 30, 2003
     and December 31, 2002, respectively                                                   12,265         12,233
   Additional paid-in capital                                                          36,690,137     36,517,908
   Treasury stock at cost; 5,593,704 and 4,977,404 shares of
     common stock held at June 30, 2003 and December 31, 2002, respectively         (  15,945,268) (  11,208,967)
   Retained earnings                                                                   27,067,310     20,741,779
   Accumulated other comprehensive income:
      Foreign translation adjustments                                                   1,681,870      1,530,133
                                                                                     ------------   ------------
      Total stockholders' equity                                                       49,506,314     47,593,086
                                                                                     ------------   ------------

   Total liabilities and stockholders' equity                                        $442,530,215   $123,477,959
                                                                                     ============   ============

             The accompanying notes are an integral part of these consolidated financial statements.

                               Page 4 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                               For the Three Months Ended     For the Six Months Ended
                                                              June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                                              -------------  -------------  -------------  -------------
Revenue:
  Commission income                                            $ 48,132,375   $ 36,704,535   $ 89,281,729   $ 73,155,644
  Principal transactions                                          3,824,419      1,585,320  (     257,332)     2,444,995
  Interest income                                                   675,099        399,450      1,314,816        800,605
  Other                                                       (     157,199) (     184,302) (     476,677) (     378,028)
                                                               ------------   ------------   ------------   ------------
                                                                 52,474,694     38,505,003     89,862,536     76,023,216
                                                               ------------   ------------   ------------   ------------

Costs and expenses:
   Compensation and related costs                                32,264,562     25,625,477     62,071,713     50,759,649
   Communication costs                                            3,160,528      2,755,744      6,401,319      5,355,161
   Travel and entertainment                                       2,357,077      1,729,970      4,268,974      3,327,333
   Occupancy costs                                                1,411,805      1,052,511      2,520,326      2,058,537
   Charity Day contributions                                        982,300                       982,300      1,219,233
   Clearing and execution fees                                      952,153        808,942      1,821,624      1,558,924
   Depreciation and amortization                                    814,411        584,353      1,580,146      1,109,853
   Interest expense                                                 456,073         49,635        537,648        101,288
   Costs related to World Trade Center attacks                                      46,668                       518,042
   General, administrative and other expenses                     2,350,687      1,300,313      4,033,412      2,434,795
                                                               ------------   ------------   ------------   ------------
                                                                 44,749,596     33,953,613     84,217,462     68,442,815
                                                               ------------   ------------   ------------   ------------

Income before provision for income taxes, minority
    interest and extraordinary item                               7,725,098      4,551,390      5,645,074      7,580,401

Provision for income taxes                                        3,181,024      2,256,007      2,101,105      3,699,575
                                                               ------------   ------------   ------------   ------------

Income before minority interest and extraordinary item            4,544,074      2,295,383      3,543,969      3,880,826

Minority interest in income of consolidated subsidiary                       (     185,973) (     175,985) (     404,217)
                                                               ------------   ------------   ------------   ------------

Income before extraordinary item                                  4,544,074      2,109,410      3,367,984      3,476,609

Extraordinary gain on purchase of minority
    interest                                                                                    2,957,547
                                                               ------------   ------------   ------------   ------------

Net income                                                     $  4,544,074   $  2,109,410   $  6,325,531   $  3,476,609
                                                               ============   ============   ============   ============
Basic earnings per share:
   Income before extraordinary item                            $        .66   $        .28   $        .48   $        .48
   Extraordinary gain on purchase of minority
     interest                                                                                         .42
                                                               ------------   ------------   ------------   ------------
   Net income                                                  $        .66   $        .28   $        .90   $        .48
                                                               ============   ============   ============   ============

Diluted earnings per share:
   Income before extraordinary item                            $        .56   $        .25   $        .42   $        .42
   Extraordinary gain on purchase of minority
     interest                                                                                         .36
                                                               ------------   ------------   ------------   ------------
   Net income                                                  $        .56   $        .25   $        .78   $        .42
                                                               ============   ============   ============   ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                               Page 5 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
            FOR THE PERIODS ENDED DECEMBER 31, 2002 AND JUNE 30, 2003
            ---------------------------------------------------------
                                   (Unaudited)
                                                                                                         Accumulated
                                                                 Additional                                 Other
                                   Comprehensive     Common       Paid-in     Treasury      Retained    Comprehensive
                                       Income        Stock        Capital      Stock        Earnings        Income      Total
                                   ------------  ------------  ------------ ------------  ------------  ------------  ------------
Balance at December 31, 2001                     $     11,613  $ 33,731,266 ($ 8,992,281) $  8,195,155   $  1,371,150  $ 34,316,903
Comprehensive income
   Net income for the
    year ended December 31, 2002   $ 12,546,624                                             12,546,624                   12,546,624
   Foreign translation
    adjustment (inclusive of
    income tax benefit
    of $148,909)                        158,983                                                               158,983       158,983
                                   ------------
Comprehensive income               $ 12,705,607
                                   ============
Exercise of common stock
   purchase warrants                                      493     2,463,482                                               2,463,975
Exercise of stock options,
   including tax benefit of
   $ 53,749                                               127       323,160 (     96,525)                                   226,762

Acquisition of treasury stock                                               (  2,120,161)                             (   2,120,161)
                                                 ------------  ------------  -----------  ------------   ------------  ------------
Balance at December 31, 2002                           12,233    36,517,908 ( 11,208,967)   20,741,779      1,530,133    47,593,086

Comprehensive income
   Net income for the
    six months ended
    June 30, 2003                  $  6,325,531                                              6,325,531                    6,325,531
   Foreign translation
    adjustment (net of
    income tax expense of
    $ 35,873)                           151,737                                                               151,737       151,737
                                   ------------
Comprehensive income               $  6,477,268
                                   ============
Exercise of stock options,
   including tax benefit of
   $ 22,236                                                32       172,229                                                 172,261
Acquisition of treasury stock                                               (  4,736,301)                             (   4,736,301)
                                                 ------------  ------------  -----------  ------------   ------------  ------------
Balance at June 30, 2003                         $     12,265  $ 36,690,137 ($15,945,268) $ 27,067,310   $  1,681,870  $ 49,506,314
                                                 ============  ============  ===========  ============   ============  ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                               For the Six Months Ended
                                                                             June 30, 2003    June 30, 2002
                                                                             -------------    -------------
Cash flows from operating activities:
    Net income                                                               $   6,325,531    $   3,476,609
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                              1,580,146        1,109,853
      Provision for doubtful accounts                                       (       73,841)  (       25,028)
      Gain on purchase of minority interest                                 (    2,957,547)
      Minority interest in net earnings of consolidated
        subsidiaries                                                               175,985          404,217
      Unreimbursed losses of contractual arrangements                              829,462          574,874
      Deferred income taxes                                                 (      194,707)  (       85,616)
    Change in assets and liabilities:
      Increase in securities purchased under agreements to resell           (  259,312,500)
      Decrease in deposits with clearing organizations                                 296           23,221
      Increase in receivable from broker-dealers and customers              (   11,855,269)  (    3,694,148)
      (Increase) decrease in securities failed-to-deliver                   (   40,839,865)     175,773,815
      Decrease (increase) in securities held at clearing
        firms and trading contracts                                              2,594,631   (   10,742,892)
      (Increase) decrease in prepaid expenses and other assets              (    1,036,844)         473,299
      Increase in short-term bank loan                                           5,511,000
      Increase in securities sold under agreements to repurchase               260,108,438
      (Decrease) increase in payable to broker-dealers and customers        (    6,531,377)      12,001,842
      Increase in securities sold, not yet purchased and trading contracts       2,278,069
      Increase (decrease) in securities failed-to-receive                       34,741,195   (  174,621,147)
      Increase (decrease) in accounts payable and accrued liabilities            8,072,139   (    1,388,321)
      Increase in accrued compensation payable                                   3,101,896        1,433,368
      Increase in income taxes payable                                           1,408,217        1,668,020
                                                                             -------------    -------------
           Net cash provided by operating activities                             3,925,055        6,381,966
                                                                             -------------    -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                 (    8,190,393)  (    1,372,637)
   Purchase of minority interest                                            (    2,613,156)
   Proceeds from asset sales under sale-leaseback transactions                   5,220,658
                                                                             -------------    -------------
           Net cash used in investing activities                            (    5,582,891)  (    1,372,637)
                                                                             -------------    -------------

           The accompanying notes are an integral part of these consolidated financial statements.

                               Page 7 of 33 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                               For the Six Months Ended
                                                                             June 30, 2003    June 30, 2002
                                                                            -------------     -------------
Cash flows from financing activities:

    Proceeds from exercise of options                                             150,025            41,499
    Proceeds from exercise of warrants                                                            2,463,975
    Repayment of notes payable                                                               (      447,978)
    Repayment of obligations under capitalized leases                      (       89,610)   (       29,515)
    Borrowings under revolving credit facility                                 12,000,000
    Acquisition of treasury stock                                          (    4,736,301)
                                                                            -------------     -------------
         Net cash provided by financing activities                              7,324,114         2,027,981
                                                                            -------------     -------------

Effect of exchange rate changes on cash                                           349,573           451,003
                                                                            -------------     -------------

Net increase in cash and cash equivalents                                       6,015,851         7,488,313

Cash and cash equivalents at beginning of period                               52,781,616        49,565,284
                                                                            -------------     -------------

Cash and cash equivalents at end of period                                  $  58,797,467     $  57,053,597
                                                                            =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                               $     529,729     $      76,286
Income taxes paid                                                                 933,487         1,279,214
Non-cash financing activities:
    Income tax benefit on option exercises                                         22,236            17,771
    Capital lease obligations incurred                                                              211,449

           The accompanying notes are an integral part of these consolidated financial statements.

                               Page 8 of 33 Pages

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the interim periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K").

                               Page 9 of 33 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods respectively ended June 30, 2003 and June 30, 2002:

                                                          Three Months Ended              Six Months Ended
                                                     June 30, 2003  June 30, 2002  June 30, 2003   June 30, 2002
                                                     -------------  -------------  -------------   -------------
Income before extraordinary item                     $   4,544,074  $   2,109,410  $   3,367,984   $   3,476,609

Extraordinary gain on purchase of
minority interest                                                                      2,957,547
                                                     -------------  -------------  -------------   -------------
Net income                                               4,544,074      2,109,410      6,325,531       3,476,609

Weighted average common shares outstanding -
    basic calculations                                   6,875,169      7,472,870      7,002,373       7,250,861
Dilutive effect of stock options and warrants            1,171,625        974,999      1,091,109         966,871
                                                     -------------  -------------  -------------   -------------
Weighted average common shares outstanding -
    diluted calculations                                 8,046,794      8,447,869      8,093,482       8,217,732
Basic earnings per share:
    Income before extraordinary item                 $         .66  $         .28  $         .48   $         .48
    Extraordinary gain on purchase of minority
       interest                                                                              .42
                                                     -------------  -------------  -------------   -------------
    Net income                                       $         .66  $         .28  $         .90   $         .48
                                                     =============  =============  =============   =============

Diluted earnings per share:
    Income before extraordinary item                 $         .56  $         .25  $         .42   $         .42
    Extraordinary gain on purchase of minority
       interest                                                                              .36
                                                     -------------  -------------  -------------   -------------
    Net income                                       $         .56  $         .25  $         .78   $         .42
                                                     =============  =============  =============   =============

For the three and six month periods respectively ended June 30, 2003 and June 30, 2002, there were no antidilutive common stock equivalents.

NOTE 3 - REPURCHASE AND REVERSE REPURCHASE AGREEMENTS:
------------------------------------------------------

Transactions involving the purchase of U.S. Treasury and federal agency securities under agreements to resell (reverse repurchase agreements) and the sale of U.S. Treasury and federal agency securities under agreements to repurchase (repurchase agreements) are treated as collateralized financings and recorded at contracted amounts. These amounts are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 41 are satisfied. Income and expense on these agreements are recognized as interest over the life of the transaction.

The company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of June 30, 2003, the fair value of securities received as collateral under reverse repurchase agreements of $573.9 million was repledged under repurchase agreements.

                              Page 10 of 33 Pages

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

Common stock, options and warrants:
----------------------------------

At December 31, 2002, the Company had 7,255,160 shares of common stock outstanding and held 4,977,404 shares in treasury.

In April 2003, the Board of Directors expanded by 700,000 shares the existing share repurchase program authorized in July 2001 and initially expanded in September 2001. During the six months ended June 30, 2003, the Company repurchased 616,300 shares under this expanded program for $4,736,301. As of June 30, 2003, the remaining authorization under this expanded program was 694,193 shares. In addition, during the six months ended June 30, 2003, the Company issued 32,500 shares pursuant to options exercised under the Company's 1996 Stock Option Plan.

As a result of these activities, at June 30, 2003, the Company had 6,671,360 shares of common stock outstanding and held 5,593,704 shares in treasury.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," with such fair value estimated using the Black-Scholes option pricing model.

                                                           Three Months Ended               Six Months Ended
                                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                      -------------   -------------   -------------   -------------
Net income, as reported                               $   4,544,074   $   2,109,410   $   6,325,531   $   3,476,609

Deduct: Total stock-based compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                       187,038         194,688         357,143         315,491
                                                      -------------   -------------   -------------   -------------

   Pro forma net income                               $   4,357,036   $   1,914,722   $   5,968,388     $ 3,161,118
                                                      =============   =============   =============   =============

                              Page 11 of 33 Pages

-----------------------------------------

                                  Three Months Ended               Six Months Ended
                             June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                             -------------   -------------   -------------   -------------
Earnings per share:
   Basic, as reported        $         .66   $         .28   $         .90   $         .48
   Basic, pro forma          $         .63   $         .26   $         .85   $         .44

   Diluted, as reported      $         .56   $         .25   $         .78   $         .42
   Diluted, pro forma        $         .54   $         .23   $         .74   $         .38

NOTE 5 - PROPERTY INSURANCE RECOVERY:
------------------------------------

The Company's property casualty insurance policy, underwritten by Kemper Insurance Companies ("Kemper"), covers losses incurred for destroyed property as a result of the terrorist attacks on the Company's World Trade Center headquarters on September 11, 2001. This policy has an aggregate limit of approximately $14 million. The Company has previously recorded receivables against this policy of $2.5 million for the book value of property owned by the Company destroyed in the attacks and termination costs associated with operating leases of equipment destroyed in the attacks. Since claims under this policy are based upon replacement cost of assets replaced, the proceeds thereof are expected to exceed the aggregate amount of the net book value of the property written off and lease termination costs. The anticipated gain will be recorded as the claim is settled or otherwise resolved. Included in accounts payable and accrued liabilities at June 30, 2003 is $9.5 million, representing the portion of the $12 million of cash advances received from Kemper under this policy not yet recognized.

NOTE 6 - PURCHASE OF MINORITY INTEREST:
--------------------------------------

In February 2003, the Company recognized a pre-tax and post-tax extraordinary gain of $2,957,547 on the purchase by Euro Brokers Holdings Limited ("EBHL") of the minority shareholding held by Monecor (London) Limited ("Monecor") in Euro Brokers Finacor Limited ("EBFL"), a U.K. subsidiary engaged in the brokering of interest rate derivatives and deposits. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted EBHL to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. Monecor's direct petition to the House of Lords for leave to appeal this ruling was subsequently denied. EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. Upon completion of the purchase in February 2003, EBFL was renamed as Euro Brokers Limited ("EBL"). The extraordinary gain on the purchase equaled the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.

                              Page 12 of 33 Pages

NOTE 7 - LOSS ON NTL WHEN-ISSUED EQUITY TRADES:
----------------------------------------------

Prior to the emergence from Chapter 11 bankruptcy by NTL Inc. ("NTL") in early January 2003, MFI entered into various when-issued equity trades for the common stock of NTL. The trades involved sales with notional values of $4.1 million and purchases with notional values of $1.2 million.

On January 10, 2003, NTL emerged from bankruptcy under a plan of reorganization providing for the issuance of one-fourth the number of shares previously contemplated. MFI and other participants in the when-issued trading market expected the settlement of these trades would be adjusted to reflect a one-for-four reverse stock split. A number of buyers of NTL when-issued shares, seizing upon a Nasdaq advisory issued on January 14, 2003 that Nasdaq would not cancel the when-issued trades for NTL common stock, either have retained the full, unadjusted number of shares delivered to them as a result of certain automated settlement processes or are demanding compensation for the remaining unadjusted number of shares not delivered to them if settlement was made on an adjusted basis.

On January 16, 2003, MFI sought and obtained from the Bankruptcy Court handling NTL's case a temporary order that required and caused many of its when-issued trades to settle on an adjusted basis reflecting a one-for-four reverse stock split. Because the relief was temporary and not all of the trades settled on this basis, MFI has subsequently filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, that seeks a permanent and uniform adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, in both of these Courts, as well as before NASD. In June 2003, the Bankruptcy Court abstained from further exercise of its jurisdiction in the cases before it in favor of centralizing proceedings in the New York State Supreme Court.

Included in principal transactions for the six months ended June 30, 2003 is a loss of $5.1 million recorded for the settlement of the NTL when-issued trades. This loss includes the estimated damages payable if the above proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. The loss amount is net of an $800,000 gain recorded during the three months ended June 30, 2003 on NTL shares determined no longer to constitute a hedge against such an outcome. This determination was based on a legal assessment that the form of relief accompanying any judgment requiring settlement of NTL when-issued trades on an unadjusted basis is more likely to be monetary damages than delivery of additional shares.

The loss could be higher to the extent that the proceedings conclude that MFI as a purchaser of NTL when-issued shares should have settled its transactions on an adjusted basis, but, as seller of such shares, should have settled its transactions on an unadjusted basis. The loss also could be higher if such proceedings require the effect of unadjusted settlement be achieved through the delivery of additional NTL shares at a time when their market value exceeds MFI's recorded estimate of damages potentially payable. On the other hand, the loss also could be lower in the reverse of such scenarios or to the extent that MFI prevails in the proceedings above. In addition, general, administrative and other expenses include legal fees incurred during the three and six months ended June 30, 2003 related to this matter of $300,000 and $500,000, respectively.

                              Page 13 of 33 Pages

NOTE 8 - LOAN PAYABLE:
---------------------

In March 2003, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, terminated its $5 million revolving credit facility with General Electric Capital Corporation ("GECC") and entered into an agreement with The Bank of New York ("BONY") for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of June 30, 2003, EBI had $12 million outstanding under this new facility.

NOTE 9 - COMMITMENTS:
--------------------

In March 2003, EBI entered into various sale-leaseback transactions for equipment and furniture under a master lease agreement with GECC. Since these leases do not meet one or more of the criteria for capital lease treatment, they are classified as operating leases and are not recorded on the Consolidated Statements of Financial Condition. The future minimum rental commitments for these leases as of June 30, 2003 including the amounts owed at the end of the initial lease terms if the underlying assets are returned, are as follows:

             Year

             2003                 $     773,124
             2004                     1,546,932
             2005                       979,113
             2006                     1,009,185
                                  -------------
                                  $   4,308,354
                                  =============

NOTE 10 - TOKYO BASED VENTURE:
-----------------------------

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

                              Page 14 of 33 Pages

-----------------------------------------

Summarized operating results of the Tokyo Venture for the three and six month periods respectively ended June 30, 2003 and June 30, 2002, along with the Company's share of those results, are presented below:

                             Three Months Ended               Six Months Ended
                        June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                        -------------   -------------   -------------   -------------
Revenues                $   1,657,338   $   2,551,283   $   3,323,797   $   5,355,307
Expenses                    2,181,555       3,236,336       4,772,639       6,359,453
                        -------------   -------------   -------------   -------------

Loss                   ($     524,217) ($     685,053) ($   1,448,842) ($   1,004,146)
                        =============   =============   =============   =============

Company's share        ($     300,114) ($     392,193) ($     829,462) ($     574,874)
                        =============   =============   =============   =============

NOTE 11 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), requires it to maintain minimum excess regulatory net capital of $10,000,000 and, as a result of its recent upgrade in membership status at GSD-FICC in March 2003, combined stockholder's equity and subordinated borrowing of $25,000,000. At June 30, 2003, MFI had regulatory net capital of $47.1 million, a regulatory net capital requirement of $250,000 and combined stockholder's equity and subordinated borrowing of $54.8 million. EBL is a Type D registered firm of the Financial Services Authority ("FSA") in the U.K., required to maintain a financial resources requirement equal to six weeks' average expenditures. At June 30, 2003, EBL had financial resources in accordance with FSA's rules of (pound)5.5 million ($9.1 million) and a financial resources requirement of (pound)2.4 million ($4.0 million).

NOTE 12 - SEGMENT REPORTING:
---------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions, interest financing and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six month periods respectively ended June 30, 2003 and June 30, 2002 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S.-based operations, with operating revenues and net income for 2003 reflecting the net loss recorded

                              Page 15 of 33 Pages

---------------------------------------

on NTL when-issued equity trades (see Note 7). United Kingdom amounts include the results for EBL, with net income for the six months ended June 30, 2003 reflecting the extraordinary gain on the purchase of Monecor's minority interest (see Note 6), and for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See Note 10 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2002 and which are not expected to meet these thresholds for the year ended December 31, 2003 have been included in "All Other."

                           United         United
                           States         Kingdom         Japan        All Other        Total
                        ------------   ------------   ------------   ------------   ------------
Three months ended
  June 30, 2003

Operating revenues      $ 31,753,830   $ 18,894,134   $              $  1,433,829   $ 52,081,793
Net income (loss)          2,696,203      1,862,567  (     268,623)       253,927      4,544,074
Assets                   428,103,066     31,772,409        167,894      4,621,908    464,665,277

Three months ended
  June 30, 2002

Operating revenues      $ 25,635,052   $ 11,399,698   $              $  1,255,105   $ 38,289,855
Net income (loss)          2,130,629        253,665  (     417,391)       142,507      2,109,410
Assets                   118,346,434     23,076,370      7,185,858      3,544,198    152,152,860

Six months ended
  June 30, 2003

Operating revenues      $ 50,907,345   $ 35,686,303   $              $  2,680,747   $ 89,274,395
Net income (loss)            666,999      6,003,833  (     813,935)       468,634      6,325,531

Six months ended
  June 30, 2002

Operating revenues      $ 49,469,193   $ 23,370,255   $              $  2,761,191   $ 75,600,639
Net income (loss)          3,265,426        474,732  (     611,390)       347,841      3,476,609

Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended June 30, 2002.

                                                                           As of June 30,
                                                                     2003                    2002
                                                                -------------          -------------
Total for reportable segments                                   $ 460,043,369          $ 148,608,662
Other assets                                                        4,621,908              3,544,198
Elimination of intersegment receivables                        (    7,585,347)        (   11,811,303)
Elimination of investments in other segments                   (   14,549,715)        (   14,549,715)
                                                                -------------          -------------
                                                                $ 442,530,215          $ 125,791,842
                                                                =============          =============

                              Page 16 of 33 Pages

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

Securities and trading contracts are carried at fair values generally based on quoted market prices. From time to time quoted market prices are not available for certain municipal or other securities positions. For such securities, we, with the assistance of independent pricing services, determine fair values by analyzing securities with similar characteristics that have quoted market prices. Consideration is given to the size of our individual positions relative to the overall market activity in such positions when determining the impact our sale would have on fair values. Since uncertainties may exist as to the settlement of when-issued equity trades, we defer any gains resulting from adjusting the costs of these trades to fair values until uncertainties relating to settlement are resolved. The assumptions used in valuing our securities and trading contracts may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

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

                        THREE MONTHS ENDED JUNE 30, 2003
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended June 30, 2003, these revenues increased $11,427,840 to $48,132,375, compared to $36,704,535 for the comparable period in 2002, reflecting increases in New York and London. The increase in New York was primarily attributable to increased commissions generated by the sales and trading operations we started during 2002 (leveraged finance-high yield and distressed debt, institutional equities and institutional convertibles), commissions generated by our U.S. Treasury department (which commenced

                              Page 17 of 33 Pages
operations in the third quarter of 2002) and increased commissions generated by our interest rate derivatives departments. In London, the increase was primarily attributable to increased revenues from our interest rate derivative, emerging market debt and credit derivative departments. The increase in London also reflected the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time, as well as the results of activities in our firm investment account. For the three months ended June 30, 2003, these activities resulted in a gain of $3,824,419, compared to a gain of $1,585,320 for the three months ended June 30, 2002. This change primarily reflected an increase in gains on high yield and distressed debt transactions entered into by our leveraged finance group, improved results in our firm investment account and an $800,000 gain applied as a reduction to the $5.9 million loss previously recorded during the first quarter of 2003 for the disputed settlement of NTL when-issued trades. The gain was on NTL shares determined no longer to constitute a hedge (see Note 7 to the Consolidated Financial Statements included in this report).

Interest income for the three months ended June 30, 2003 increased $275,649 to $675,099, compared to $399,450 for the three months ended June 30, 2002, primarily reflecting financing income earned on reverse repurchase agreements entered into by our newly-started institutional finance department and an increase in the average inventory of municipal securities held.

Other items for the three months ended June 30, 2003 resulted in a loss of $157,199, as compared to a loss of $184,302 for the three months ended June 30, 2002. This change resulted primarily from the loss of $300,114 on our interest in the Tokyo Venture for the three months ended June 30, 2003, as compared to a loss of $392,193 for the three months ended June 30, 2002, and income of $125,000 during the three months ended June 30, 2003 from the licensing of financial information derived from our brokerage business. The impact of these changes were partially offset by the receipt during the prior period of $186,000 as a partial settlement of our insurance claim for the impact of the September 11th attacks on London operations and a decrease in foreign exchange gains during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Compensation and related costs for the three months ended June 30, 2003 increased $6,639,085 to $32,264,562, compared to $25,625,477 for the three months ended June 30, 2002, primarily as a result of the expansion of products in New York, the overall increase in commission income (resulting in higher commission-based payouts), and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Communication costs for the three months ended June 30, 2003 increased $404,784 to $3,160,528, compared to $2,755,744 for the three months ended June 30, 2002, primarily as a result of increased brokerage staff in connection with the expansion of products in New York and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars, offset in part by a reduction to communication accruals established in prior periods in London of $250,000 that were no longer considered necessary.

                              Page 18 of 33 Pages

Travel and entertainment costs for the three months ended June 30, 2003 increased $627,107 to $2,357,077, compared to $1,729,970 for the three months ended June 30, 2002, reflective in part of the expansion of products in New York and the overall increase in commission income.

Occupancy costs represent expenses incurred in connection with the Company's office premises and include base rent and related escalations, maintenance, electricity and real estate taxes. For the three months ended June 30, 2003, these costs increased $359,294 to $1,411,805, compared to $1,052,511 for the three months ended June 30, 2003, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan and the lack of free rent amortization in London in the current period as such benefit was amortized to the March 2003 lease-break option date.

Our 2003 Charity Day, held on May 12, 2003, resulted in a charitable contribution of $982,300, an amount equal to all the revenue generated that day by our New York, Stamford, Mexico, London and Switzerland offices. All participating brokerage employees waived any entitlement to commissions from such revenues. The proceeds raised are being contributed to The Euro Brokers Relief Fund, Inc., a 501(c)(3) tax-exempt corporation (http://relief.ebi.com) established to provide charitable aid to the families and other financial dependents of our 61 employees and staff members killed as a result of the September 11th attacks and to the firm's recently-established Maxcor Foundation, which is designating three additional charitable recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. The results of our 2002 Charity Day were not included in the 2002 second quarter, as it was held on March 11, 2002.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended June 30, 2003, these costs increased $143,211 to $952,153, compared to $808,942 for the three months ended June 30, 2002, primarily as a result of the clearing and execution costs incurred by our institutional equities desk and other new departments.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and leased automobiles and amortization of leasehold improvements and software. For the three months ended June 30, 2003, depreciation and amortization increased $230,058 to $814,411, compared to $584,353 for the three months ended June 30, 2002, primarily as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased for our new headquarters.

Interest expense for the three months ended June 30, 2003 increased $406,438 to $456,073, compared to $49,635 for the comparable period in 2002, primarily as a result of financing expense incurred on repurchase agreements entered into by our newly-started institutional finance department and interest costs associated with the new BONY revolving credit facility.

During the three months ended June 30, 2002, we recorded $46,668 of net costs as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $412,937, reduced by the portion of these expenses,

                              Page 19 of 33 Pages

$366,269, that at the time was considered probable of recovery under the extra expense portion of the insurance coverage. These costs included the use of outside professionals and hiring costs.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, equipment rental costs, food costs and dues to various industry associations. For the three months ended June 30, 2003, these expenses increased $1,050,374 to $2,350,687, as compared to $1,300,313 for the three months ended June 30, 2002, primarily as a result of professional fees of $300,000 incurred in connection with the NTL when-issued trade disputes previously discussed, equipment rental costs of $290,000 on operating leases entered into with GECC, an increase to the reserve for the employer portion of National Insurance Contributions in the U.K. of $465,000, increased costs for corporate insurance coverage and increases in other general, administrative and other expenses. These increases were offset in part by a rebate received in London for consumption taxes previously paid of $160,000.

Provision for income taxes for the three months ended June 30, 2003 increased $925,017 to $3,181,024, compared to $2,256,007 for the three months ended June 30, 2002 as a result of an increase in pre-tax income.

For the three months ended June 30, 2002, minority interest in consolidated subsidiary resulted in a reduction of the net income from EBL (formerly EBFL) of $185,973. The lack of minority interest in the current period is the result of EBHL's purchase of Monecor's minority interest in February 2003.

                         SIX MONTHS ENDED JUNE 30, 2003
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2003, commission income increased $16,126,085 to $89,281,729, compared to $73,155,644 for the comparable period in 2002, reflecting increases in New York and London. The increase in New York was primarily attributable to increased commissions generated by the sales and trading operations we started during 2002 (leveraged finance-high yield and distressed debt, institutional equities and institutional convertibles), commissions generated by our U.S. Treasury department (which commenced operations in the third quarter of 2002) and increased commissions generated by our interest rate derivatives departments. These increases in New York were offset in part by reduced commissions generated by our money market department. In London, the increase was primarily attributable to increased revenues from our interest rate derivative, emerging market debt and credit derivative departments. The increase in London also reflected the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

For the six months ended June 30, 2003, principal transactions resulted in a loss of $257,332, compared to a gain of $2,444,995 for the six months ended June 30, 2002. This change primarily reflected a net loss of $5.1 million recorded by MFI during 2003 on the disputed settlement of its NTL when-issued equity trades.

                              Page 20 of 33 Pages

As discussed in Note 7 to the Consolidated Financial Statements included in this report, the recording of this $5.1 million net loss includes the estimated damages payable if the NTL-related legal proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. However, the final net loss could be materially higher or lower based on the ultimate outcome of such proceedings.

Partially offsetting this loss in principal transactions was an increase in gains on other high yield and distressed debt transactions entered into by our leveraged finance group and improved results in our firm investment account.

Interest income for the six months ended June 30, 2003 increased $514,211 to $1,314,816, compared to $800,605 for the six months ended June 30, 2002, primarily reflecting financing income earned on reverse repurchase agreements entered into by our newly-started institutional finance department and an increase in the average inventory of municipal securities held.

Other items for the six months ended June 30, 2003 resulted in a loss of $476,677, as compared to a loss of $378,028 for the six months ended June 30, 2002. This change resulted primarily from the loss of $829,462 on our interest in the Tokyo Venture for the six months ended June 30, 2003, as compared to a loss of $574,874 for the six months ended June 30, 2002 and the receipt during the prior period of $186,000 as a partial settlement of our insurance claim for the impact of the September 11th attacks on London operations. The impact of these changes were partially offset by income of $250,000 during the six months ended June 30, 2003 from the licensing of financial information derived from our brokerage business and an increase in foreign exchange gains during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Compensation and related costs for the six months ended June 30, 2003 increased $11,312,064 to $62,071,713, compared to $50,759,649 for the six months ended
June 30, 2002, primarily as a result of the expansion of products in New York, the overall increase in commission income (resulting in higher commission-based payouts) and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Communication costs for the six months ended June 30, 2003 increased $1,046,158 to $6,401,319, compared to $5,355,161 for the six months ended June 30, 2002, primarily as a result of increased brokerage staff in connection with the expansion of products in New York and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars, offset in part by a reduction to communication accruals established in prior periods in London of $250,000 that were no longer considered necessary.

Travel and entertainment costs for six months ended June 30, 2003 increased $941,641 to $4,268,974, compared to $3,327,333 for the six months ended June 30, 2002, reflective in part of the expansion of products in New York and the overall increase in commission income.

                              Page 21 of 33 Pages

Occupancy costs for the six months ended June 30, 2003 increased $461,789 to $2,520,326, compared to $2,058,537 for the six months ended June 30, 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan and the expiration of free rent amortization in London during 2003 as such benefit was amortized to the March 2003 lease-break option date.

All the revenue generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage employees waive any entitlement to commissions from such revenues. The proceeds of $982,300 raised on our May 12, 2003 Charity Day are designated for The Euro Brokers Relief Fund, Inc. and the firm's recently-established Maxcor Foundation, which is designating three recipients:
Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. Our March 11, 2002 Charity Day resulted in a contribution of $1,219,233 entirely to The Euro Brokers Relief Fund, Inc.

Clearing and execution fees for the six months ended June 30, 2003 increased $262,700 to $1,821,624, compared to $1,558,924 for the six months ended June 30, 2002, primarily as a result of the clearing and execution costs incurred by our institutional equities desk and other new departments, offset by a reduction in the number of cleared emerging market debt transactions.

For the six months ended June 30, 2003, depreciation and amortization increased $470,293 to $1,580,146, compared to $1,109,853 for the six months ended June 30, 2002, primarily as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased for our new headquarters.

Interest expense for the six months ended June 30, 2003 increased $436,360 to $537,648, compared to $101,288 for the comparable period in 2002, primarily as a result of financing expense incurred on repurchase agreements entered into by our newly-started institutional finance department and interest costs associated with the new BONY revolving credit facility.

During the six months ended June 30, 2002, we recorded $518,042 of net costs as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $1,658,547, reduced by the portion of these expenses, $1,140,505, that at the time was considered probable of recovery under the extra expense portion of the insurance coverage. These costs included the use of outside professionals, hiring costs and benefits for the families of deceased employees.

For the six months ended June 30, 2003, general, administrative and other expenses increased $1,598,617 to $4,033,412, as compared to $2,434,795 for the six months ended June 30, 2002, primarily as a result of professional fees of $500,000 incurred in connection with the NTL when-issued equity trade disputes previously discussed, equipment rental costs of $290,000 on operating leases entered into with GECC, an increase to the reserve for the employer portion of National Insurance Contributions in the U.K. of $465,000, increased costs for corporate insurance coverage and increases in other general, administrative and other expenses. These increases were offset in part by a rebate received in London for consumption taxes previously paid of $160,000.

                              Page 22 of 33 Pages

Provision for income taxes for the six months ended June 30, 2003 decreased $1,598,470 to $2,101,105, compared to $3,699,575 for the six months ended June 30, 2002, as a result of a decrease in pre-tax income.

For the six months ended June 30, 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985, as compared to a reduction of $404,217 for the six months ended June 30, 2002. The decrease is the result of EBHL's purchase of the minority interest in EBL (formerly EBFL) in February 2003 (see discussion of extraordinary gain below).

During the six months ended June 30, 2003, we recorded an extraordinary gain of $2,957,547 on the purchase by EBHL of the 50% shareholding held by Monecor in EBFL. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted EBHL to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. Monecor's direct petition to the House of Lords for leave to appeal this ruling was subsequently denied. EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. This discounted purchase price resulted in an extraordinary gain of $2,957,547, equal to the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.

                         LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

At June 30, 2003, the Consolidated Statements of Financial Condition include U.S. Treasury and federal agency securities purchased under agreements to resell (reverse repurchase agreements) of $259.3 million and U.S. Treasury and federal agency securities sold under agreements to repurchase (repurchase agreements) of $260.1 million. These transactions are collateralized financings on which we seek to earn an interest spread. The balances recorded on these transactions are the contract amounts. We monitor the fair value of the securities purchased and sold under these agreements daily and obtain additional collateral or return excess collateral when appropriate.

At June 30, 2003, in connection with certain of our matched riskless principal businesses that clear through MFI's membership in GSD-FICC (see discussion below), we had securities failed-to-deliver approximating $40.8 million, offset by securities failed-to-receive approximating $34.7 million and a short-term bank loan approximating $5.5 million. These amounts arise in the ordinary course of business from transactions that initially fail to compare at GSD-FICC on trade date and generally are resolved shortly afterwards through corrected instructions and/or proper receipt/delivery.

                              Page 23 of 33 Pages

Securities held at clearing firm and trading contracts reflect securities positions taken in connection with sales and trading brokerage operations and in our firm investment account. Positions are financed either from cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At June 30, 2003, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions of approximately $16.3 million, reflecting both securities owned of approximately $26.9 million, offset by margin borrowings from a clearing broker of $10.8 million, and securities sold, not yet purchased of $2.4 million, offset by a receivable from a clearing firm of $2.6 million.

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

EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks' average expenditures ($4.0 million at June 30, 2003).

In March 2003, EBI terminated its $5 million revolving credit facility with GECC and entered into an agreement with BONY for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and our entire company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of June 30, 2003, EBI had $12 million outstanding under this new facility.

We expect to incur cash outlays approximating $1.5 million during the remainder of 2003 in order to complete the build-out of our new permanent headquarters at One Seaport Plaza in lower Manhattan. Our build-out costs to date have largely been funded by proceeds from our property casualty policy with Kemper. This policy covers replacement costs of assets destroyed in the September 11th attacks and has a limit of approximately $14 million. Through June 30, 2003, we had received advances under this policy of $12 million. We expect to receive an additional approximately $1.5 million and resolve our claims under this policy in the third quarter of 2003.

                              Page 24 of 33 Pages

As of June 30, 2003, we had authorization remaining for the repurchase of up to 694,193 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001. The program originally authorized the repurchase of up to 709,082 shares (10% of the then-outstanding shares), was initially expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares, and was further expanded in April 2003 by an additional 700,000 shares, for a total of 1,900,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In July 2003, the Board of Directors declared our first quarterly dividend of $.0625 per share, payable on September 12, 2003 to holders of record on August 29, 2003. In light of the new tax legislation pertaining to dividends and our recent performance, we believe that the dividend, which on an annual basis is anticipated to be $.25 per share, is a tax-efficient way to return value to our shareholders while at the same time enabling us to retain sufficient earnings for growth opportunities.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the scope of

                              Page 25 of 33 Pages
our recoveries from insurers; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2002 Form 10-K. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2003, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Page 26 of 33 Pages

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the Consolidated Financial Statements (unaudited) included as a part of this report for a discussion of the proceeding in the United Kingdom that permitted our purchase of the minority interest held by Monecor (London) Limited ("Monecor") in our London subsidiary formerly known as Euro Brokers Finacor Limited. Although the purchase was implemented in February 2003, once the London Court of Appeals both dismissed Monecor's appeal of the original May 2002 judgment of the London High Court of Justice and denied Monecor leave to appeal to the House of Lords, Monecor subsequently petitioned the House of Lords directly for leave to appeal. In July 2003, the House of Lords denied this petition.

See Note 7 to the Consolidated Financial Statements (unaudited) included as a part of this report for a discussion of pending proceedings in the Supreme Court of the State of New York and before NASD involving the disputed settlement of our NTL Inc. when-issued equity trades.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2003, we held our annual meeting of stockholders (the "Meeting"). At the Meeting, our stockholders re-elected three directors - James W. Stevens, Frederick B. Whittemore and Robin A. Clark - as Class I directors of the Company, to serve terms expiring at our third succeeding annual meeting of stockholders. The terms of office for our other six directors - Gilbert D. Scharf, Michael J. Scharf, Larry S. Kopp, Keith E. Reihl, William B. Wigton and Oscar M. Lewisohn - are still ongoing and were not subject to any vote at the Meeting.

In addition, stockholders at the Meeting ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2003.

At the Meeting, 6,828,040 shares of our common stock were represented by proxy or ballot, comprising approximately 97% of the 7,058,760 shares of common stock outstanding at the close of business on April 25, 2003, the record date for the Meeting. Specific voting results for each of the two proposals described above were as follows:

1.       Election of Directors:

James W. Stevens
----------------
For:                       6,468,701
Withheld:                    359,339

Frederick B. Whittemore
-----------------------
For:                       6,466,401
Withheld:                    361,639

Robin A. Clark
--------------
For:                       6,296,220
Withheld:                    531,820

                              Page 27 of 33 Pages

2.       Ratification of Appointment of Independent Accountants:

         For:                6,510,913
         Against:              312,127
         Abstain:                5,000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.        Description
-----------        -----------

31.1               Rule 13a-14(a) Certification of Principal Executive Officer

31.2               Rule 13a-14(a) Certification of Principal Financial Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers

(b)      Reports on Form 8-K

During the three months ended June 30, 2003, we filed three current reports on Form 8-K: respectively on April 24, 2003, April 30, 2003 and May 15, 2003. The first filed report attached our press release announcing an increase by 700,000 shares in the repurchase authorization under our share repurchase program. The second filed report attached the Letter to Stockholders that was included as part of our 2002 Annual Report. The third filed report attached our press release announcing our unaudited financial results for our fiscal first quarter ended March 31, 2003, as well as furnished the certifications of our Principal Executive and Financial Officers given pursuant to 18 U.S.C. Section 1350 in connection with our Quarterly Report on Form 10-Q for such quarter.

                              Page 28 of 33 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2003

                                   MAXCOR FINANCIAL GROUP INC.
                                          (Registrant)

                                   /s/  GILBERT D. SCHARF
                                   ---------------------------------------------
                                   Gilbert D. Scharf, Chief Executive Officer

                                   /s/  STEVEN R. VIGLIOTTI
                                   ---------------------------------------------
                                   Steven R. Vigliotti, Chief Financial Officer



                              Page 29 of 33 Pages

                                  EXHIBIT INDEX

EXHIBIT    DESCRIPTION                                                      PAGE
-------    -----------                                                      ----

31.1       Rule 13a-14(a) Certification of Principal Executive Officer       31

31.2       Rule 13a-14(a) Certification of Principal Financial Officer       32

32         18 U.S.C. Section 1350 Certifications of Principal Executive      33
           and Financial Officers




                              Page 30 of 33 Pages