Form 10-Q
period 2003-09-30
MAXCOR FINANCIAL GROUP INC
filed 2003-11-14
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003


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

                  Yes [ ]                           No [X]

                  The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of November 12, 2003 was 7,021,350.

                        The Exhibit Index is on Page 29.

                               Page 1 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):                                  3

         Consolidated Statements of Financial Condition                       4

         Consolidated Statements of Operations                                5

         Consolidated Statements of Changes in Stockholders' Equity           6

         Consolidated Statements of Cash Flows                                7

         Notes to the Consolidated Financial Statements                       9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        26

   Item 4. Controls and Procedures                                           26


                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 27

   Item 6. Exhibits and Reports on Form 8-K                                  27

   Signatures                                                                28

   Exhibit Index                                                             29

                               Page 2 of 32 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


                               Page 3 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

ASSETS                                                              September 30, 2003    December 31, 2002
------                                                              ------------------    ------------------
Cash and cash equivalents                                           $       63,054,085    $       52,781,616
Securities purchased under agreements to resell                            455,261,625
Deposits with clearing organizations                                         6,738,882             6,318,529
Receivable from broker-dealers and customers                                27,290,651            19,523,426
Securities failed-to-deliver                                                51,322,326
Securities held at clearing firms and trading contracts                     38,023,726            29,526,028
Prepaid expenses and other assets                                            5,677,997             4,085,934
Deferred tax asset                                                             488,472               364,419
Fixed assets                                                                12,683,627            10,878,007
                                                                    ------------------    ------------------

Total assets                                                        $      660,541,391    $      123,477,959
                                                                    ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Securities sold under agreements to repurchase                   $      458,459,000    $
   Payable to broker-dealers and customers                                  33,775,615            17,337,560
   Securities failed-to-receive                                             50,537,592
   Securities sold, not yet purchased and trading contracts                                          144,153
   Accounts payable and accrued liabilities                                 22,198,209            24,168,384
   Accrued compensation payable                                             19,810,273            26,875,249
   Income taxes payable                                                      1,742,920               543,897
   Deferred taxes payable                                                    5,297,694               566,003
   Obligations under capitalized leases                                        723,458               842,399
   Revolving credit facility                                                10,000,000
                                                                    ------------------    ------------------
                                                                           602,544,761            70,477,645
                                                                    ------------------    ------------------

Minority interest in consolidated subsidiary                                                       5,407,228
                                                                    ------------------    ------------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at September 30, 2003 and December 31, 2002
   Common stock, $.001 par value, 30,000,000 shares authorized;
     12,664,314 and 12,232,564 shares issued at September 30,
     2003 and December 31, 2002, respectively                                   12,664                12,233
  Additional paid-in capital                                                37,934,686            36,517,908
  Treasury stock at cost; 5,642,964 and 4,977,404 shares of
     common stock held at September 30, 2003 and December 31,
     2002, respectively                                            (        16,603,717)  (        11,208,967)
  Retained earnings                                                         35,076,782            20,741,779
  Accumulated other comprehensive income:
     Foreign translation adjustments                                         1,576,215             1,530,133
                                                                    ------------------    ------------------
     Total stockholders' equity                                             57,996,630            47,593,086
                                                                    ------------------    ------------------

   Total liabilities and stockholders' equity                       $      660,541,391    $      123,477,959
                                                                    ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                      For the Three Months Ended         For the Nine Months Ended
                                                    ------------------------------    ------------------------------
                                                    September 30,    September 30,    September 30,    September 30,
                                                         2003             2002             2003             2002
                                                    -------------    -------------    -------------    -------------
Revenue:
  Commission income                                 $  44,237,822    $  38,502,990    $ 133,519,551    $ 111,658,633
  Insurance recoveries                                 11,106,063          645,297       11,106,063          830,985
  Interest income                                       2,247,976          532,767        3,562,792        1,333,372
  Principal transactions                                1,979,315        4,656,236        1,721,983        7,101,232
  Other                                            (      333,984)         207,402   (      810,661)  (      356,314)
                                                    -------------    -------------    -------------    -------------

Gross revenue                                          59,237,192       44,544,692      149,099,728      120,567,908

Interest expense on securities indebtedness             1,701,742           43,318        2,006,891           89,265
                                                    -------------    -------------    -------------    -------------
Net revenue                                            57,535,450       44,501,374      147,092,837      120,478,643
                                                    -------------    -------------    -------------    -------------

Costs and expenses:
   Compensation and related costs                      31,705,605       29,081,451       93,777,318       79,841,100
   Communication costs                                  3,357,682        3,028,810        9,536,265        8,169,949
   Travel and entertainment                             2,548,869        1,884,396        6,817,843        5,211,729
   Occupancy and equipment rental                       1,885,924        1,125,509        4,918,845        3,398,068
   Clearing and execution fees                          1,030,670          820,207        2,852,294        2,379,131
   Depreciation and amortization                          840,314          649,737        2,420,460        1,759,590
   Other interest expense                                  67,892           49,936          300,391          105,277
   Charity Day contributions                                                                982,300        1,219,233
   Costs related to World Trade Center attacks                             358,300                           876,342
   General, administrative and other expenses           1,505,925        1,379,568        5,249,478        3,814,363
                                                    -------------    -------------    -------------    -------------
                                                       42,942,881       38,377,914      126,855,194      106,774,782
                                                    -------------    -------------    -------------    -------------

Income before provision for income taxes,
    minority interest and extraordinary item           14,592,569        6,123,460       20,237,643       13,703,861

Provision for income taxes                              6,144,263        2,507,685        8,245,368        6,207,260
                                                    -------------    -------------    -------------    -------------

Income before minority interest and
    extraordinary item                                  8,448,306        3,615,775       11,992,275        7,496,601

Minority interest in income of consolidated
    subsidiary                                                      (      505,574)  (      175,985)  (      909,791)
                                                    -------------    -------------    -------------    -------------

Income before extraordinary item                        8,448,306        3,110,201       11,816,290        6,586,810

Extraordinary gain on purchase of minority
    interest                                                                              2,957,547
                                                    -------------    -------------    -------------    -------------

Net income                                          $   8,448,306    $   3,110,201    $  14,773,837    $   6,586,810
                                                    =============    =============    =============    =============

Basic earnings per share:
   Income before extraordinary item                 $        1.23    $         .42    $        1.70    $         .90
   Extraordinary gain on purchase of minority
     interest                                                                                   .42
                                                    -------------    -------------    -------------    -------------
   Net income                                       $        1.23    $         .42    $        2.12    $         .90
                                                    =============    =============    =============    =============

Diluted earnings per share:
   Income before extraordinary item                 $        1.04    $         .38    $        1.45    $         .80
   Extraordinary gain on purchase of minority
     interest                                                                                   .36
                                                    -------------    -------------    -------------    -------------
   Net income                                       $        1.04    $         .38    $        1.81    $         .80
                                                    =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
         FOR THE PERIODS ENDED DECEMBER 31, 2002 AND SEPTEMBER 30, 2003
         --------------------------------------------------------------
                                   (Unaudited)

                                                                                                       Accumulated
                                                           Additional                                     Other
                             Comprehensive    Common        Paid-in        Treasury       Retained    Comprehensive
                                Income        Stock         Capital         Stock         Earnings        Income         Total
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31,
  2001                                     $     11,613   $ 33,731,266  ( $ 8,992,281)  $  8,195,155   $  1,371,150   $ 34,316,903
Comprehensive income
  Net income for the
  year ended December
  31, 2002                   $ 12,546,624                                                 12,546,624                    12,546,624
Foreign translation
  adjustment (inclusive
  of income tax benefit
  of $148,909)                    158,983                                                                   158,983        158,983
                             ------------
Comprehensive income         $ 12,705,607
                             ============
Exercise of common stock
  purchase warrants                                 493      2,463,482                                                   2,463,975
Exercise of stock options
  including tax benefit
  of $53,749                                        127        323,160  (      96,525)                                     226,762
Acquisition of treasury
  stock                                                                 (   2,120,161)                               (   2,120,161)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31,
  2002                                           12,233     36,517,908  (  11,208,967)    20,741,779      1,530,133     47,593,086
Comprehensive income
  Net income for the nine
   months ended
   September 30, 2003        $ 14,773,837                                                 14,773,837                    14,773,837
  Foreign translation
   adjustment (inclusive
   of income tax benefit
   of $7,850)                      46,082                                                                    46,082         46,082
                             ------------
Comprehensive income         $ 14,819,919
                             ============
Exercise of stock options
  including tax benefit
  of $395,165                                       431      1,416,778  (     658,449)                                     758,760
Acquisition of treasury
  stock                                                                 (   4,736,301)                               (   4,736,301)
Common stock dividends                                                                 (     438,834)                (     438,834)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at September 30,
 2003                                      $     12,664   $ 37,934,686  ( $16,603,717)  $ 35,076,782   $  1,576,215   $ 57,996,630
                                           ============   ============   ============   ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                     ------------------------------
                                                                     September 30,    September 30,
                                                                         2003             2002
                                                                     -------------    -------------
Cash flows from operating activities:
     Net income                                                      $  14,773,837    $   6,586,810
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
       Depreciation and amortization                                     2,420,460        1,759,590
       Provision for doubtful accounts                              (       90,803)  (        3,170)
       Gain on purchase of minority interest                        (    2,957,547)
       Minority interest in net earnings of consolidated
         subsidiaries                                                      175,985          909,791
       Unreimbursed losses of equity affiliates and contractual
         arrangements                                                      688,056          356,770
       Deferred income taxes                                             4,600,071   (      163,946)
     Change in assets and liabilities:
       Increase in securities purchased under agreements to resell  (  455,261,625)
       (Increase) decrease in deposits with clearing organizations  (      420,353)          11,001
       Increase in receivable from broker-dealers and customers     (    7,421,677)  (    6,131,223)
       (Increase) decrease in securities failed-to-deliver          (   51,322,326)     172,457,513
       Increase in securities owned, held at clearing firm          (    8,495,202)  (   17,972,030)
       Increase in prepaid expenses and other assets                (    1,507,943)  (      283,438)
       Increase in securities sold under agreements to repurchase      458,459,000
       Increase in payable to broker-dealer                             16,438,055       12,971,763
       (Decrease) increase in securities sold, not yet purchased    (      144,153)       2,349,821
       Increase (decrease) in securities failed-to-receive              50,537,592   (  171,149,392)
       Decrease in accounts payable and accrued liabilities         (    3,518,027)  (    1,304,639)
       Decrease in accrued compensation payable                     (    7,359,782)  (    3,864,037)
       Increase in income taxes payable                                  1,565,378        1,519,683
                                                                     -------------    -------------
           Net cash provided by (used in) operating activities          11,158,996   (    1,949,133)
                                                                     -------------    -------------

Cash flows from investing activities:
     Purchase of fixed assets                                       (    8,757,387)  (    3,849,391)
     Purchase of minority interest                                  (    2,613,156)
     Proceeds from asset sales under sale-leaseback transactions         5,220,658
                                                                     -------------    -------------
           Net cash used in investing activities                    (    6,149,885)  (    3,849,391)
                                                                     -------------    -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                               Page 7 of 32 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                          For the Nine Months Ended
                                                                        ------------------------------
                                                                        September 30,    September 30,
                                                                            2003             2002
                                                                        -------------    -------------
Cash flows from financing activities:
    Proceeds from the exercise of options                                     363,595          107,462
    Proceeds from the exercise of warrants                                                   2,463,975
    Repayment of notes payable                                                          (      447,978)
    Repayment of obligations under capitalized leases                  (      141,754)  (      128,423)
    Common stock dividends                                             (      438,834)
    Borrowings under revolving credit facility                             10,000,000
    Acquisition of treasury stock                                      (    4,736,301)  (    1,178,194)
                                                                        -------------    -------------
        Net cash provided by financing activities                           5,046,706          816,842
                                                                        -------------    -------------

Effect of exchange rate changes on cash                                       216,652          814,039
                                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents                       10,272,469   (    4,167,643)

Cash and cash equivalents at beginning of period                           52,781,616       49,565,284
                                                                        -------------    -------------

Cash and cash equivalents at end of period                              $  63,054,085    $  45,397,641
                                                                        =============    =============

Supplemental disclosures of cash flow information:

Interest paid                                                           $   1,550,994    $     139,639
Income taxes paid                                                           2,783,115        3,985,992
Income tax benefit on option exercises                                        395,165           40,291
Non-cash financing activities:
    Capital lease obligations incurred                                                         730,837
    Receipt of shares in treasury for exercise price of stock options         658,449

        The accompanying notes are an integral part of these consolidated financial statements.

                               Page 8 of 32 Pages

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

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales, trading and research operations in various fixed income and equity securities and institutional securities financing operations.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K").

                               Page 9 of 32 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods respectively ended September 30, 2003 and September 30, 2002:

                                                            Three Months Ended                        Nine Months Ended
                                                 ---------------------------------------   ---------------------------------------
                                                 September 30, 2003   September 30, 2002   September 30, 2003   September 30, 2002
                                                 ------------------   ------------------   ------------------   ------------------
Income before extraordinary item                 $        8,448,306   $        3,110,201   $       11,816,290   $        6,586,810
Extraordinary gain on purchase of minority
    interest                                                                                        2,957,547
                                                 ------------------   ------------------   ------------------   ------------------
Net income                                                8,448,306            3,110,201           14,773,837            6,586,810

Weighted average common shares outstanding -
    basic calculations                                    6,889,677            7,425,138            6,964,395            7,309,591
Dilutive effect of stock options and warrants             1,264,327              843,255            1,208,220              919,670
                                                 ------------------   ------------------   ------------------   ------------------
Weighted average common shares outstanding -
    diluted calculations                                  8,154,004            8,268,393            8,172,615            8,229,261
Basic earnings per share:
    Income before extraordinary item             $             1.23   $              .42   $             1.70   $              .90
    Extraordinary gain on purchase of minority
      interest                                                                                            .42
                                                 ------------------   ------------------   ------------------   ------------------
    Net income                                   $             1.23   $              .42   $             2.12   $              .90
                                                 ==================   ==================   ==================   ==================

Diluted earnings per share:
    Income before extraordinary item             $             1.04   $              .38   $             1.45   $              .80
    Extraordinary gain on purchase of minority
      interest                                                                                            .36
                                                 ------------------   ------------------   ------------------   ------------------
    Net income                                   $             1.04   $              .38   $             1.81   $              .80
                                                 ==================   ==================   ==================   ==================

Antidilutive common stock equivalents:
    Options                                                                      260,000              445,000              260,000

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

The company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of September 30, 2003, the fair value of securities received as collateral under reverse repurchase agreements of $1,328.2 million was repledged under repurchase agreements.

                              Page 10 of 32 Pages

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

In April 2003, the Board of Directors expanded by 700,000 shares the existing share repurchase program authorized in July 2001 and initially expanded in September 2001. During the nine months ended September 30, 2003, the Company repurchased 616,300 shares under this expanded program for $4,736,301. As of September 30, 2003, the remaining authorization under this expanded program was 694,193 shares. In addition, during the nine months ended September 30, 2003, the Company issued 431,750 shares pursuant to options exercised under the Company's 1996 Stock Option Plan. In connection with certain exercises, the Company received 49,260 shares into treasury as consideration for exercise prices aggregating $658,449.

As a result of these activities, at September 30, 2003, the Company had 7,021,350 shares of common stock outstanding and held 5,642,964 shares in treasury.

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

                                                             Three Months Ended                        Nine Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                  September 30, 2003   September 30, 2002   September 30, 2003   September 30, 2002
                                                  ------------------   ------------------   ------------------   ------------------
Net income, as reported                           $        8,448,306   $        3,110,201   $       14,773,837   $        6,586,810

Deduct: Total stock-based compensation expense
   determined under fair value based method for
   all awards, net of related tax effects                    306,837              247,613              663,980              563,104
                                                  ------------------   ------------------   ------------------   ------------------

   Pro forma net income                           $        8,141,469   $        2,862,588   $       14,109,857   $        6,023,706
                                                  ==================   ==================   ==================   ==================

                              Page 11 of 32 Pages

-----------------------------------------

                                    Three Months Ended                         Nine Months Ended
                        ----------------------------------------    ----------------------------------------
                        September 30, 2003    September 30, 2002    September 30, 2003    September 30, 2002
                        ------------------    ------------------    ------------------    ------------------
Earnings per share:
   Basic, as reported      $     1.23            $      .42            $     2.12            $      .90
   Basic, pro forma        $     1.18            $      .39            $     2.03            $      .82

   Diluted, as reported    $     1.04            $      .38            $     1.81            $      .80
   Diluted, pro forma      $     1.00            $      .35            $     1.73            $      .73

Dividends:
----------

On September 12, 2003, the Company paid its first quarterly common stock dividend of $.0625 per share to holders of record on August 29, 2003. Based upon 7,021,350 total shares outstanding on August 29, 2003, this payment totaled $438,834.

In November 2003, the Board of Directors declared another quarterly common stock dividend of $.0625 per share, payable on December 16, 2003 to holders of record on November 28, 2003.

NOTE 5 - PROPERTY INSURANCE RECOVERY:
------------------------------------

During the three months ended September 30, 2003, the Company settled in full its property insurance claim against Kemper Insurance Companies ("Kemper") for losses incurred for destroyed property as a result of the September 11, 2001 terrorist attacks on the World Trade Center, where the Company's headquarters were formerly located. As a result of this settlement, during the three and nine months ended September 30, 2003, the Company recognized a net gain of $11,106,063. This net gain reflected the gross insurance proceeds received of $13,868,210, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim-related expenses.

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

                              Page 12 of 32 Pages

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

On January 16, 2003, MFI sought and obtained from the Bankruptcy Court handling NTL's case a temporary order that required and caused many of its when-issued trades to settle on an adjusted basis reflecting a one-for-four reverse stock split. Because the relief was temporary and not all of the trades settled on this basis, MFI has subsequently filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, that seeks a permanent and uniform adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, in both of these Courts, as well as before NASD. In September 2003, the Bankruptcy Court abstained from further exercise of its jurisdiction in the cases before it in favor of centralizing proceedings in the New York State Supreme Court.

Included in principal transactions for the nine months ended September 30, 2003 is a loss of $5.1 million recorded for the settlement of the NTL when-issued trades. This loss includes the estimated damages payable if the above proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis.

The loss could be higher to the extent that the proceedings conclude that MFI as a purchaser of NTL when-issued shares should have settled its transactions on an adjusted basis, but, as seller of such shares, should have settled its transactions on an unadjusted basis. The loss also could be higher if such proceedings require the effect of unadjusted settlement be achieved through the payment of damages at a level higher than MFI's recorded estimate of damages potentially payable, or through the delivery of additional NTL shares at a time when their market value exceeds such damages estimate. On the other hand, the loss also could be lower in the reverse of such scenarios or to the extent that MFI prevails in the proceedings above. In addition, general, administrative and other expenses include legal fees incurred during the three and nine months ended September 30, 2003 related to this matter of $100,000 and $600,000, respectively.

                              Page 13 of 32 Pages

NOTE 8 - LOAN PAYABLE:
---------------------

In March 2003, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, terminated its $5 million revolving credit facility with General Electric Capital Corporation ("GECC") and entered into an agreement with The Bank of New York ("BONY") for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of September 30, 2003, EBI had $10 million outstanding under this new facility. In November 2003, this facility was amended to expand the permitted use of borrowings and to establish a fixed availability of $10 million through maturity.

NOTE 9 - COMMITMENTS:
--------------------

In March 2003, EBI entered into various sale-leaseback transactions for equipment and furniture under a master lease agreement with GECC. Since these leases do not meet one or more of the criteria for capital lease treatment, they are classified as operating leases and are not recorded on the Consolidated Statements of Financial Condition. The future minimum rental commitments for these leases as of September 30, 2003 including the amounts owed at the end of the initial lease terms if the underlying assets are returned, are as follows:

             Year
             2003                     $   386,561
             2004                       1,546,932
             2005                         979,113
             2006                       1,009,185
                                      -----------
                                      $ 3,921,791
                                      ===========

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

                              Page 14 of 32 Pages

-----------------------------------------

Summarized operating results of the Tokyo Venture for the three and nine month periods respectively ended September 30, 2003 and September 30, 2002, along with the Company's share of those results, are presented below:

                             Three Months Ended                         Nine Months Ended
                  ----------------------------------------   ----------------------------------------
                  September 30, 2003    September 30, 2002   September 30, 2003    September 30, 2002
                  ------------------    ------------------   ------------------    ------------------
Revenues          $          842,539    $        3,104,409   $        4,166,336    $        8,459,715
Expenses                   1,520,167             3,042,535            6,292,804             9,401,988
                  ------------------    ------------------   ------------------    ------------------
(Loss) income    ($          677,628)   $           61,874  ($        2,126,468)  ($          942,273)
                  ==================    ==================   ==================    ==================

Company's share  ($          387,942)   $           35,423  ($        1,217,403)  ($          539,451)
                  ==================    ==================   ==================    ==================

NOTE 11 - NET CAPITAL REQUIREMENTS:
-----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), requires it to maintain minimum excess regulatory net capital of $10,000,000 and, as a result of its recent upgrade in membership status at GSD-FICC in March 2003, combined stockholder's equity and subordinated borrowing of $25,000,000. At September 30, 2003, MFI had regulatory net capital of $46.3 million, a regulatory net capital requirement of $250,000 and combined stockholder's equity and subordinated borrowing of $55.2 million. EBL is a Type D registered firm of the Financial Services Authority ("FSA") in the U.K., required to maintain a financial resources requirement equal to six weeks' average expenditures. At September 30, 2003, EBL had financial resources in accordance with FSA's rules of (pound)3.9 million ($6.4 million) and a financial resources requirement of (pound)2.4 million ($4.0 million).

NOTE 12 - SEGMENT REPORTING:
---------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine month periods respectively ended September 30, 2003 and September 30, 2002 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations, with operating revenues and net income for 2003 reflecting the

                              Page 15 of 32 Pages

---------------------------------------

net loss recorded on NTL when-issued equity trades (see Note 7) and net income for 2003 reflecting the gain recorded on property insurance settlement (see Note
5). United Kingdom amounts include the results for EBL, with net income for the nine months ended September 30, 2003 reflecting the extraordinary gain on the purchase of Monecor's minority interest (see Note 6), and for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See
Note 10 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2002 and which are not expected to meet these thresholds for the year ended December 31, 2003 have been included in "All Other."

                        United States   United Kingdom       Japan            All Other         Total
                       --------------   --------------   --------------    --------------   --------------
Three months ended
  September 30, 2003

Operating revenues     $   27,413,892   $   17,039,422   $                 $    1,805,489   $   46,258,803
Net income (loss)           7,992,825          553,665  (       396,506)          298,322        8,448,306
Assets                    651,363,173       27,212,654          175,521         5,698,397      684,449,745

Three months ended
  September 30, 2002

Operating revenues     $   26,451,290   $   15,798,544   $                 $    1,046,327   $   43,296,161
Net income                  1,903,205        1,133,661            1,796            71,539        3,110,201
Assets                    119,791,712       25,246,106          214,182         3,118,882      148,370,882

Nine months ended
  September 30, 2003

Operating revenues     $   78,321,235   $   52,725,725   $                 $    4,486,236   $  135,533,196
Net income (loss)           8,659,824        6,557,498  (     1,210,441)          766,956       14,773,837

Nine months ended
  September 30, 2002

Operating revenues     $   75,920,483   $   39,168,799   $                 $    3,807,518   $  118,896,800
Net income (loss)           5,168,631        1,608,393  (       609,594)          419,380        6,586,810

Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended September 30, 2002.

                                                     As of September 30,
                                               ------------------------------
                                                    2003             2002
                                               -------------    -------------
Total for reportable segments                  $ 678,751,348    $ 145,252,000
Other assets                                       5,698,397        3,118,882
Elimination of intersegment receivables       (   10,812,370)  (    4,658,879)
Elimination of investments in other segments  (   13,095,984)  (   13,095,984)
                                               -------------    -------------
                                               $ 660,541,391    $ 130,616,019
                                               =============    =============

                              Page 16 of 32 Pages

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


                      Three Months Ended September 30, 2003
                Compared to Three Months Ended September 30, 2002

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended September 30, 2003, these revenues increased $5,734,832 to $44,237,822, compared to $38,502,990 for the comparable period in 2002, reflecting increases in New York and London. The increase in New York was attributable to increased commissions generated by the institutional sales, trading and research operations we started during 2002 (leveraged finance-high yield and distressed debt, institutional equities and convertible securities)

                              Page 17 of 32 Pages
and increased commissions generated by our inter-dealer brokerage operations. In London, the increase was attributable to increased revenues from our inter-dealer brokerage operations, commissions generated by our newly-started sales, trading and research operations and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

During the three months ended September 30, 2003, we recognized a net gain of $11,106,063 on the settlement of our property insurance claim against Kemper for losses incurred for destroyed property as a result of the September 11, 2001 terrorist attacks on the World Trade Center, where the Company's headquarters were formerly located. This net gain reflected the gross insurance proceeds received of $13,868,210, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim related expenses. Insurance recoveries of $645,297 during the three months ended September 30, 2002 represent the balance of the settlement of our insurance claim for the impact of the September 11th attacks on London operations under our U.K. business interruption and extra expense insurance policy with Norwich Union.

Interest income for the three months ended September 30, 2003 increased $1,715,209 to $2,247,976, compared to $532,767 for the three months ended September 30, 2002, primarily reflecting financing income earned on reverse repurchase agreements in connection with our newly-started institutional securities financing operations and an increase in the average inventory of securities held. This financing income, however, is in large part offset by interest expense incurred on associated repurchase agreements. Accordingly, to reflect more clearly the net impact of our securities financing operations, which are designed to generate income from the net spread of such financing income over interest expense, we have presented interest expense on securities indebtedness on the Consolidated Statements of Operations as a reduction to gross revenues.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For the three months ended September 30, 2003, these activities resulted in a gain of $1,979,315, compared to a gain of $4,656,236 for the three months ended September 30, 2002. This change reflected a decrease from the significant gains recognized in the prior period from our sales, trading and research operations, partially offset by improved results in our firm investment account.

Other items for the three months ended September 30, 2003 resulted in a loss of $333,984, as compared to a gain of $207,402 for the three months ended September 30, 2002. This change resulted primarily from the loss of $387,942 on our interest in the Tokyo Venture for the three months ended September 30, 2003, as compared to a gain of $35,423 for the three months ended September 30, 2002, an increase in foreign exchange losses during the current period and a decrease in income during the current period from the licensing of financial information derived from our brokerage business. This licensing income decreased to $42,000, as compared to $137,000, due to the expiration of a licensing agreement on July 31, 2003.

For the three months ended September 30, 2003, interest expense on securities indebtedness increased $1,658,424 to $1,701,742, compared to $43,318 for the three months ended September 30, 2002, primarily as a result of interest expense incurred on repurchase agreements in connection with our newly-started institutional securities financing operations discussed above. The other type of interest expense included in this classification, interest incurred on margin borrowings to finance securities positions, decreased slightly.

                              Page 18 of 32 Pages

Compensation and related costs for the three months ended September 30, 2003 increased $2,624,154 to $31,705,605, compared to $29,081,451 for the three months ended September 30, 2002, primarily as a result of increased brokerage staff in connection with the expansion of products in New York, the overall increase in commission income (resulting in higher commission-based payouts), and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Communication costs for the three months ended September 30, 2003 increased $328,872 to $3,357,682, compared to $3,028,810 for the three months ended September 30, 2002, primarily as a result of the expansion of products and customers in New York and London and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for the three months ended September 30, 2003 increased $664,473 to $2,548,869, compared to $1,884,396 for the three months ended September 30, 2002, reflective in part of expansion efforts in New York and London and the overall increase in commission income.

Occupancy and equipment rental represent expenses incurred in connection with the Company's office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For the three months ended September 30, 2003, these costs increased $760,415 to $1,885,924, compared to $1,125,509 for the three months ended September 30, 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan, increased costs for office space in London and rental costs on new equipment in New York leased from GECC.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended September 30, 2003, these costs increased $210,463 to $1,030,670, compared to $820,207 for the three months ended September 30, 2002, primarily as a result of the increase in transaction volumes from our institutional equities desk and other areas started in 2002.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For the three months ended September 30, 2003, depreciation and amortization increased $190,577 to $840,314, compared to $649,737 for the three months ended September 30, 2002, primarily as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased for our new headquarters.

                              Page 19 of 32 Pages

Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capital lease obligations. For the three months ended September 30, 2003, these costs increased slightly to $67,892, compared to $49,936 for the three months ended September 30, 2002, primarily as a result of increased costs associated with our revolving credit facility, which was expanded with the change from GECC to BONY.

During the three months ended September 30, 2002, we recorded $358,300 of net costs as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $922,055, reduced by the portion of these expenses, $563,755, that at the time was considered probable of recovery under the extra expense portion of the insurance coverage. These costs included the use of outside professionals, hiring costs and lost sublet income on additional space in London re-allocated for use by New York employees in the aftermath of the attacks.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended September 30, 2003, these expenses increased $126,357 to $1,505,925, as compared to $1,379,568 for the three months ended September 30, 2002, primarily as a result of professional fees of $100,000 incurred in connection with the NTL when-issued trade disputes, increased costs for corporate insurance coverage and increases in other general, administrative and other expenses. These increases were offset in part by a decrease in other professional fees.

Provision for income taxes for the three months ended September 30, 2003 increased $3,636,578 to $6,144,263, compared to $2,507,685 for the three months ended September 30, 2002, as a result of an increase in pre-tax income, offset in part by a reduction of $500,000 to income tax reserves as the result of the favorable resolution to certain contingencies.

For the three months ended September 30, 2002, minority interest in consolidated subsidiary resulted in a reduction of the net income from EBL (formerly EBFL) of $505,574. The lack of minority interest in the current period is the result of EBHL's purchase of Monecor's minority interest in February 2003.

                      Nine Months Ended September 30, 2003
                Compared to Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, commission income increased $21,860,918 to $133,519,551, compared to $111,658,633 for the comparable period in 2002, reflecting increases in New York and London. The increase in New York was attributable to increased commissions generated by the institutional sales, trading and research operations we started during 2002 and increased commissions generated by our inter-dealer brokerage operations. In London, the increase was attributable to increased revenues from our inter-dealer brokerage operations, commissions generated by our newly-started sales, trading and research operations and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

                              Page 20 of 32 Pages

During the nine months ended September 30, 2003, we recognized a net gain of $11,106,063 on the settlement of our property insurance claim against Kemper for losses incurred for destroyed property as a result of the September 11, 2001 terrorist attacks on the World Trade Center, where the Company's headquarters were formerly located. This net gain reflected the gross insurance proceeds received of $13,868,210, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim related expenses. Insurance recoveries of $830,985 during the nine months ended September 30, 2002 represent the settlement of our insurance claim for the impact of the September 11th attacks on London operations under our U.K. business interruption and extra expense insurance policy with Norwich Union.

Interest income for the nine months ended September 30, 2003 increased $2,229,420 to $3,562,792, compared to $1,333,372 for the nine months ended September 30, 2002, primarily reflecting financing income earned on reverse repurchase agreements in connection with our newly-started institutional securities financing operations and an increase in the average inventory of securities held.

For the nine months ended September 30, 2003, principal transactions resulted in a gain of $1,721,983, compared to a gain of $7,101,232 for the nine months ended September 30, 2002. This change primarily reflected a net loss of $5.1 million recorded by MFI during 2003 on the disputed settlement of its NTL when-issued equity trades. As discussed in Note 7 to the Consolidated Financial Statements included in this report, the recording of this $5.1 million net loss includes the estimated damages payable if the NTL-related legal proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. However, the final net loss could be materially higher or lower based on the ultimate outcome of such proceedings. This loss in principal transactions was partially offset by improved results in our firm investment account.

Other items for the nine months ended September 30, 2003 resulted in a loss of $810,661, as compared to a loss of $356,314 for the nine months ended September 30, 2002. This change resulted primarily from the loss of $1,217,403 on our interest in the Tokyo Venture for the nine months ended September 30, 2003, as compared to a loss of $539,451 for the nine months ended September 30, 2002, offset in part by income of $292,000 during the current nine-month period from the licensing of financial information derived from our brokerage business, as compared to $137,000 during the prior nine-month period, and an increase in foreign exchange gains during the current nine-month period.

For the nine months ended September 30, 2003, interest expense on securities indebtedness increased $1,917,626 to $2,006,891, compared to $89,265 for the nine months ended September 30, 2002, primarily as a result of interest expense incurred on repurchase agreements in connection with our newly-started institutional securities financing operations.

Compensation and related costs for the nine months ended September 30, 2003 increased $13,936,218 to $93,777,318, compared to $79,841,100 for the nine months ended September 30, 2002, primarily as a result of increased brokerage staff in connection with the expansion of products in New York, the overall increase in commission income (resulting in higher commission-based payouts) and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

                              Page 21 of 32 Pages

Communication costs for the nine months ended September 30, 2003 increased $1,366,316 to $9,536,265, compared to $8,169,949 for the nine months ended September 30, 2002, primarily as a result of the expansion of products and customers in New York and London and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars, offset in part by a reduction to communication accruals established in prior periods in London of $250,000 that were no longer considered necessary.

Travel and entertainment costs for nine months ended September 30, 2003 increased $1,606,114 to $6,817,843, compared to $5,211,729 for the nine months ended September 30, 2002, reflective in part of the expansion efforts in New York and London and the overall increase in commission income.

Occupancy and equipment rental for the nine months ended September 30, 2003 increased $1,520,777 to $4,918,845, compared to $3,398,068 for the nine months ended September 30, 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan, increased costs for office space in London and rental costs on new equipment in New York leased from GECC.

Clearing and execution fees for the nine months ended September 30, 2003 increased $473,163 to $2,852,294, compared to $2,379,131 for the nine months ended September 30, 2002, primarily as a result of the increase in transaction volumes from our institutional equities desk and other areas commenced in 2002.

For the nine months ended September 30, 2003, depreciation and amortization increased $660,870 to $2,420,460, compared to $1,759,590 for the nine months ended September 30, 2002, primarily as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased for our new headquarters.

For the nine months ended September 30, 2003, other interest costs increased $195,114 to $300,391, compared to $105,277 for the nine months ended September 30, 2002 primarily as a result of increased costs associated with our revolving credit facility, which was expanded with the change from GECC to BONY.

All the revenues generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage employees waive any entitlement to commissions from such revenues. The proceeds of $982,300 raised on our May 12, 2003 Charity Day were designated for The Euro Brokers Relief Fund, Inc. and the firm's recently-established Maxcor Foundation Inc., which in turn designated three principal recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. Our March 11, 2002 Charity Day resulted in a contribution of $1,219,233 entirely to The Euro Brokers Relief Fund, Inc.

                              Page 22 of 32 Pages

During the nine months ended September 30, 2002, we recorded $876,342 of net costs as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $2,580,602, reduced by the portion of these expenses, $1,704,260, that at the time was considered probable of recovery under the extra expense portion of the insurance coverage. These costs included the use of outside professionals, hiring costs and lost sublet income on additional space in London re-allocated for use by New York employees in the aftermath of the attacks.

For the nine months ended September 30, 2003, general, administrative and other expenses increased $1,435,115 to $5,249,478, as compared to $3,814,363 for the nine months ended September 30, 2002, primarily as a result of professional fees of $600,000 incurred in connection with the NTL when-issued equity trade disputes previously discussed, an increase to the reserve for the employer portion of National Insurance Contributions in the U.K. of $465,000, increased costs for corporate insurance coverage and increases in other general, administrative and other expenses. These increases were offset in part by a rebate received in London for consumption taxes previously paid of $160,000 and a decrease in other professional fees.

Provision for income taxes for the nine months ended September 30, 2003 increased $2,038,108 to $8,245,368, compared to $6,207,260 for the nine months ended September 30, 2002, as a result of an increase in pre-tax income, offset in part by a reduction of $500,000 to income tax reserves as the result of the favorable resolution to certain contingencies.

For the nine months ended September 30, 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985, as compared to a reduction of $909,791 for the nine months ended September 30, 2002. The decrease is the result of EBHL's purchase of the minority interest in EBL (formerly EBFL) in February 2003.

During the nine months ended September 30, 2003, we recorded an extraordinary gain of $2,957,547 on the purchase by EBHL of the 50% shareholding held by Monecor in EBFL. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted EBHL to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. Monecor's direct petition to the House of Lords for leave to appeal this ruling was subsequently denied. EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. This discounted purchase price resulted in an extraordinary gain of $2,957,547, equal to the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.

                         Liquidity and Capital Resources

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

                              Page 23 of 32 Pages

At September 30, 2003, the Consolidated Statements of Financial Condition include U.S. Treasury and federal agency securities purchased under agreements to resell (reverse repurchase agreements) of $455.3 million and U.S. Treasury and federal agency securities sold under agreements to repurchase (repurchase agreements) of $458.5 million. These transactions are collateralized financings on which we seek to earn an interest spread. The balances recorded on these transactions are the contract amounts. We monitor the fair value of the securities purchased and sold under these agreements daily and obtain additional collateral or return excess collateral when appropriate.

In the ordinary course of settling our U.S. Treasury and federal agency securities transactions (including repurchase and reverse repurchase agreements) we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt/delivery. At September 30, 2003 we had securities failed-to-deliver of $51.3 million, offset by securities failed-to-receive of $50.5 million.

Securities held at clearing firms and trading contracts reflect securities positions taken in connection with sales, trading and research operations and in our firm investment account. Positions are financed either from cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At September 30, 2003, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions of $4.2 million, reflecting securities owned of $38.0 million, offset by margin borrowings from a clearing broker of $33.8 million.

MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000, including a minimum deposit of $5,000,000, and minimum net worth (including subordinated borrowings) of $25 million (reflecting an increase in March 2003 as a result of upgrading MFI's GSD-FICC membership status). To the extent MFI conducts transactions with non-netting members of GSD-FICC, MFI may have to post additional clearing deposits with GSD-FICC (which may be satisfied in part through the collection of margin deposits from such non-netting members). In addition, MFI's clearing brokers require certain minimum collateral deposits. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks' average expenditures ($4.0 million at September 30, 2003).

In March 2003, EBI terminated its $5 million revolving credit facility with GECC and entered into an agreement with BONY for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. The credit agreement contains certain covenants which require EBI separately, and our entire company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear

                              Page 24 of 32 Pages
interest at a variable rate based upon two types of borrowing options, (1) an Alternate Base Rate option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. As of September 30, 2003, EBI had $10 million outstanding under this new facility. In November 2003, this facility was amended to expand the permitted use of borrowings and to establish a fixed availability of $10 million through maturity.

As of September 30, 2003, we had authorization remaining for the repurchase of up to 694,193 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001. The program originally authorized the repurchase of up to 709,082 shares (10% of the then-outstanding shares), was initially expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares, and was further expanded in April 2003 by an additional 700,000 shares, for a total of 1,900,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In November 2003, our Board of Directors declared a common stock cash dividend of $.0625 per share for our fiscal third quarter. The dividend is payable on December 16, 2003 to holders of record on November 28, 2003. In light of the new tax legislation pertaining to dividends and our recent performance, we believe that the dividend, which on an annual basis is anticipated to be $.25 per share, is a tax-efficient way to return value to our shareholders while at the same time enabling us to retain sufficient earnings for growth opportunities.

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


                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs

                              Page 25 of 32 Pages
concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2002 Form 10-K. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As was the case with the terminated revolving credit facility with GECC, borrowings under the new revolving credit facility with BONY bear interest at a variable rate. We will continue to monitor the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates. Other than the item described above, our market risk analysis did not materially change from the market risk analysis as of December 31, 2002 presented in the 2002 Form 10-K.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2003, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Page 26 of 32 Pages

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.          Description
-----------          -----------

31.1                 Rule 13a-14(a) Certification of Principal Executive Officer

31.2                 Rule 13a-14(a) Certification of Principal Financial Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers

(b)   Reports on Form 8-K

During the three months ended September 30, 2003, we filed three current reports on Form 8-K: respectively on July 21, 2003, August 11, 2003 and August 19, 2003. The first filed report attached our press release pre-announcing our anticipated unaudited financial results for our fiscal second quarter ended June 30, 2003, as well as the declaration by our Board of Directors of an initial quarterly dividend on our common stock of $0.0625 per share. The second filed report attached our press release confirming our earlier-announced anticipated unaudited financial results for our fiscal second quarter ended June 30, 2003. The third filed report attached our press release announcing that we would recognize a significant one-time, pre-tax gain during our fiscal third quarter in connection with our September 11th-related property insurance claim.

                              Page 27 of 32 Pages

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2003


                                    MAXCOR FINANCIAL GROUP INC.
                                           (Registrant)




                                    /s/ GILBERT D. SCHARF
                                    --------------------------------------------
                                    Gilbert D. Scharf, Chief Executive Officer




                                    /s/ STEVEN R. VIGLIOTTI
                                    --------------------------------------------
                                    Steven R. Vigliotti, Chief Financial Officer


                              Page 28 of 32 Pages

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

                              Page 29 of 32 Pages