Form 10-K
period 2003-12-31
MAXCOR FINANCIAL GROUP INC
filed 2004-03-30
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to____________

                         Commission File Number 0-25056

                          MAXCOR FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     59-3262958
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Seaport Plaza, 19th Floor, New York, NY                              10038
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (646) 346-7000
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

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 10% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $10.10 on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $47 million.

         As of March 29, 2004, there were 7,166,973 shares of Common Stock outstanding.

         Documents Incorporated by Reference: Those portions of registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders (which registrant intends to file pursuant to Regulation 14A on or before April 29, 2004) that contain information required to be included in Part III of this Form 10-K are incorporated by reference into Part III hereof solely to the extent provided therein.

                                                               [GRAPHIC OMITTED]

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.      Business.....................................................    1

Item 2.      Properties...................................................   21

Item 3.      Legal Proceedings............................................   21

Item 4.      Submission of Matters to a Vote
             of Security-Holders..........................................   21


                                    PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters..................................   22

Item 6.      Selected Financial Data......................................   22

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   24

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk............................................   40

Item 8.      Financial Statements and Supplementary Data..................   42

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure...........   42

Item 9A.     Controls and Procedures......................................   42


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...........   42

Item 11.     Executive Compensation.......................................   42

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and  Related Stockholder Matters..............   43

Item 13.     Certain Relationships and Related Transactions...............   43

Item 14.     Principal Accountant Fees and Services.......................   43


                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................................   43

Signatures................................................................   45

Consolidated Financial Statements and Notes...............................  F-1

Index to Consolidated Financial Statements................................  F-2

Exhibit Index.............................................................  X-1

                                                               [GRAPHIC OMITTED]

         This report includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Cautionary Statements." For additional information about forward-looking statements, see page 39.

         References in this report to "we," "us," and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Maxcor Financial Group Inc. is a publicly-held financial services holding company, incorporated in Delaware in August 1994. We maintain a web page at www.maxf.com and our common stock is traded on The Nasdaq Stock Market(R) under the symbol "MAXF." At our web page you can access free-of-charge our filings with the Securities and Exchange Commission (the "SEC"), which are posted there as soon as reasonably practicable after they are made.

         In August 1996, we acquired Euro Brokers Investment Corporation, a privately held domestic and international inter-dealer broker for a broad range of financial instruments, having operational roots dating back to 1970.

         Through our various Euro Brokers businesses, we conduct our core business as a domestic and international inter-dealer brokerage firm, specializing in (i) cash deposits and other money market instruments, (ii) interest rate and credit derivatives, (iii) emerging market debt and related products, (iv) various other fixed income securities, including convertible bonds, U.S. Treasury securities and federal agency bonds, and (v) U.S. Treasury, federal agency and mortgage-backed repurchase agreements. Maxcor Financial Inc., our U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading operations in municipal bonds, corporate bonds, convertible securities and equities, as well as institutional securities financing operations.

         We also maintain certain specialty subsidiaries. Tradesoft Technologies, Inc. ("Tradesoft"), acquired by us in August 2000, is a software developer and technology provider that specializes in designing trading systems and broker platforms for automating or enhancing order entry and tracking, price and information distribution, order matching, trade capture and straight through processing. Maxcor Financial Asset Management Inc., an investment adviser registered with the SEC, is engaged in securities lending through its Euro

Brokers Securities Lending division. Maxcor Information Inc. is charged with packaging and exploiting the data and other information generated by our inter-dealer brokerage businesses.

         We have approximately 500 employees worldwide and conduct our businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), Nyon (Switzerland) and Mexico City, and correspondent relationships with other brokers throughout the world.

         In each financial center other than Tokyo, we currently operate through wholly-owned subsidiaries. With respect to our London capital markets operations, housed in Euro Brokers Limited, this 100% ownership has been the case since February 2003, when we purchased, at a discounted purchase price pursuant to a favorable litigation result, the 50% interest that had been held by Monecor (London) Limited ("Monecor") in those operations since January 1, 1999 (see Note 10 to the Consolidated Financial Statements). In Tokyo, since July 1, 2001 we have had a controlling 57.25% financial interest in a brokerage venture conducting yen and dollar denominated derivative businesses (the "Tokyo Venture"), with Nittan Capital Group ("Nittan") holding the other 42.75%. Previously, from January 1, 2000, we and Nittan respectively held 40% and 30% interests in the Tokyo Venture, with Yagi Euro Nittan ("Yagi Euro"), in which we also held a 15% minority interest, holding the other 30% interest (see Note 11 to the Consolidated Financial Statements).

INTER-DEALER BROKERAGE BUSINESSES

         In our Euro Brokers inter-dealer brokerage businesses, we function primarily as an intermediary, matching up the trading needs of our institutional client base, which is primarily comprised of well-capitalized banks, investment banks, broker-dealers and other financial institutions. We assist our clients in executing trades by identifying counterparties with reciprocal interests. We provide our services through an international network of brokers who service direct phone lines to most of our clients and through proprietary screen systems and other delivery systems that provide clients with real-time bids, offers and pricing information in our various products.

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

         We broker money market products primarily out of our New York and London centers, to a client base consisting predominantly of multinational banks.

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

         We broker derivative products out of all of our financial centers. Our client base for most of these products is predominantly multinational banks and investment banks.

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

INSTITUTIONAL SALES AND TRADING BUSINESSES

         In our Maxcor institutional sales and trading businesses, we provide research and execution to the institutional money management community, as well as to corporations with publicly-traded securities and other institutional clients. In these businesses, we specialize in municipal securities, corporate bonds (including high grade and high yield), convertible securities and equities. Our research analysts provide valuable trading ideas and market insights to our client base. We make this research available by permissioning clients to access our research web links at www.maxf.com and through other distribution methods. In addition, through the communication and coordination among our sales and trading groups, we allow clients to take advantage of trading strategies across multiple asset classes. Our execution services are designed to provide our clients with discreet placement of client orders with minimal market impact.

         We allocate a portion of our capital to support trading and inventory positions in these businesses, often for the purpose of facilitating anticipated client needs. We manage the risks associated with these positions by placing trading guidelines on their size, rating and number of days held and with certain hedging requirements. They are marked-to-market and monitored on a real time basis. We also utilize a portion of our capital for investment positions in municipal and other securities.

INSTITUTIONAL SECURITIES FINANCING

         In our Maxcor institutional securities financing business, we operate a matched-book of offsetting securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"). In this business, we enable institutional customers to finance U.S. Treasury, federal agency and mortgage-backed securities in their portfolios and to borrow such securities to make deliveries on short sales. We also enable institutions with available cash to earn interest through an investment in a secured financing arrangement. In reverse repurchase agreements, we receive collateral in the form of securities and lend cash on which we earn interest. The securities received as collateral are then used as collateral to secure repurchase agreements whereby we borrow funds from another institution and incur interest. A significant portion of our interest revenues and our interest expense from securities indebtedness results from this activity. We monitor the fair value of the securities received and delivered under these agreements and obtain additional collateral or return excess collateral when appropriate.

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

         To ensure rapid and timely access to the most current market bids and offers, the majority of our clients are connected to our brokers and information feeds via dedicated, "always on," point to point telephone and data lines around the world. For products that are screen-brokered, such as emerging market debt and related options, U.S. Treasury and federal agency securities, repurchase agreements and floating rate notes, we maintain an extensive private network to connect our offices and the specific clients who trade in these products. In this way, all such clients have the simultaneous ability to view and act upon market bids and offers. We also have developed and deployed a real-time distribution capability for our data feeds through both the Internet and Bloomberg terminals, which permits us to customize data delivery in accordance with our clients' desires and which also has allowed us to access a broader range of clients without incurring the infrastructure costs associated with expanding our private network.

         We maintain teams of computer and communications specialists to provide technological support to our network. We are continually upgrading our technological facilities in order to access and collate market information and redistribute it virtually instantaneously throughout our network or these alternative delivery systems. Through the continued development and use of proprietary software, computerized screen displays, vendor relationships, digital networks and interactive capabilities, we strive to keep our communication, technology and information systems as current as possible.

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

         Our proprietary middle-office trade processing system (the "MEB System"), which incorporates an electronic blotter system for post-trade data input, is integrated with and captures transactions effected through either our proprietary screen system or the Tradesoft(R) system, and thereafter transmits those transactions for back office processing. The MEB System has effectively replaced paper blotters on most securities desks and, by automating a number of manually-intensive processes, has introduced numerous efficiencies to our trade processing and handling, including the ability to handle significantly increased trading volumes, identify unbalanced trade conditions as they occur, impose tighter security and provide clients with more certain and rapid check-outs of their transactions.

         Most recently we have developed and begun to deploy an integrated straight through processing system (the "STP System") that uses Tradesoft(R) technology to capture data from the MEB System and enables clients to electronically access transaction details for paperless updating of front-office position-keeping (risk management) and back-office settlement systems. Consistent with our vision of and commitment to a hybrid approach to servicing our clients, the STP System is intended to enable us to provide the same trade processing services as an electronic trading platform, but without foregoing the front-end execution services of a voice broker. We believe that this is an important service and efficiency desired by our largest and most active clients and provides the enhanced functionality now required in ever-increasing electronic communications.

         Although we continue to explore whether more of our inter-dealer brokerage businesses should become screen-based or incorporate a higher degree of automation, we believe that our clients' diverse needs in each of our products require us to remain flexible in our approaches. As mentioned above, we currently believe that a hybrid approach, in which we provide both quality voice brokering and advanced screen system and other technology, including the front end Tradesoft(R) broker station, paperless confirmations and the STP System, will best enable us to build liquidity, maintain a satisfied employee base and provide current technology solutions to meet the requirements of our most active clients.

REVENUES AND EXPENSES

         Our revenues currently are derived primarily from commissions related to our inter-dealer brokerage businesses. Generally, we receive a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and services required and may also reflect discounts for high transaction volumes or other client rebates. We also generate commissions on sales and trading transactions executed on an agency or matched riskless principal basis.

         Other sources of revenues include (1) the net principal gains or losses from transactions in our sales and trading businesses involving the assumption of market risk for a period of time and from investment positions, (2) profits or losses from the Tokyo Venture, (3) interest income, derived primarily from reverse repurchase agreements, securities positions, cash and cash equivalents and deposits with clearing organizations, (4) income from the sale of data and financial information generated from our brokerage businesses, and (5) foreign exchange gains and losses.

         Interest expense on securities indebtedness, primarily on repurchase agreements and margin borrowings, is deducted from gross revenues to arrive at net revenues.

         The largest single component of our expenses is compensation paid to our brokerage personnel (which includes traders and sales persons in our institutional sales and trading businesses). Attracting and retaining qualified brokerage personnel with strong client relationships is a prerequisite in our business and in the brokerage business in general. Brokerage personnel are generally compensated by a combination of fixed salary and incentive payments based on commissions or credits generated by them or on the net profitability of their respective departments. For this reason, compensation expense frequently will increase or decrease in rough proportion to revenues, although the fixed salary component can skew the correlation in businesses with declining revenues by causing decreases in compensation to lag behind decreases in revenues, and starting salaries for new hires in businesses for which revenue growth is sought can increase compensation expenses in advance of realizing the anticipated revenue growth. To manage this area, we include performance-based salary adjustment provisions in substantially all of our broker contracts and closely track revenues and compensation expenses (as well as other direct costs) by department (which may involve one or more products) and by individual, at each location.

         Most of the markets in which we operate are highly efficient, offering participants immediate access and enormous liquidity. Some markets are subject to a high degree of volatility. Even the slightest variation in price can make the difference between missing or executing a transaction. Consequently, many of our businesses depend heavily on the use of direct line voice communications, advanced telephone equipment, real-time computerized screen systems and digital feeds and proprietary pricing software in order to ensure rapid trade executions and timely analyses for our clients. For this reason, we continually need to expend significant resources on the maintenance, expansion and enhancement of our communication and information system networks. After compensation, such costs have historically represented our second largest item of expenditure.

         The costs of maintaining sophisticated trading room environments and a worldwide data and communications network comprise another significant portion of our expenses, and, with the advent of electronic execution and matching systems, the need to invest in new technology has also increased. Our ability to compete effectively is significantly dependent on our ability to maintain a high level of client service, through our proprietary software, computerized screen displays and digital networks, the Tradesoft(R) systems, the MEB System, the STP System and our provision of whatever additional systems are demanded by clients at any given time. It is this infrastructure and technological commitment that enables us to support our existing client base and product lines, as well as provide a platform for offering brokerage or other services in additional or newly developing financial instruments. Although we maintain sizeable management information services and communications departments, we will also license technology from others, or outsource infrastructure or technology projects, where practical and consistent with our business goals, in order to manage our fixed costs in these areas.

         Direct client contact, including entertainment, is also an integral part of our marketing program and represents another significant component of our expenses. We continuously monitor and make it a priority to manage these expenditures in a focused and coordinated fashion.

         To grow revenues and stay competitive, we constantly need to analyze and pursue growth opportunities in both new and existing product lines. Product expansion, when undertaken, however, generally leads to an increase in the number of brokerage personnel, and therefore in compensation expense, since the markets usually require brokerage personnel to specialize in a single product or group of related products, rather than function as market generalists. Product expansion, and the effort to grow market share, also typically results in increased entertainment expenses and the increased infrastructure and communication costs associated with configuring a new desk and delivering its product to the necessary client base.

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

         In May 2000, our Board of Directors authorized a repurchase program for up to 10% of our then outstanding common stock, or 833,744 shares, with purchases to be made from time to time as market and business conditions warranted, in open market, negotiated or block transactions. In January 2001, we completed this repurchase program for an aggregate purchase price of $1,187,650, or $1.42 per share, and our Board authorized an additional repurchase of up to 787,869 shares, or 10% of the then outstanding common stock. In July 2001, this repurchase program was completed for an aggregate purchase price of $1,907,660, or $2.42 per share, and our Board authorized an additional repurchase of up to 709,082 shares, or 10% of the then outstanding common stock. In the week after the September 11th terrorist attacks, this authorization was expanded by 490,918 shares, to a total of 1,200,000 shares, followed by a further expansion in 2003 of 700,000 shares, to a total of 1,900,000 shares. Through December 31, 2003, we had purchased 1,205,807 shares under this expanded repurchase program at an aggregate purchase price of $7,667,187, or $6.36 per share.

         In August 2000, we issued from treasury 375,000 shares of common stock as part of the consideration for our acquisition of Tradesoft. In August 2001, we received 22,528 of these shares back into treasury as part of a post-closing adjustment valued at approximately $82,000.

         Through December 31, 2003, 909,562 shares of common stock were issued pursuant to options exercised under our 1996 Stock Option Plan and our 2002 Stock Option Plan. The 1996 Stock Option Plan provides for options to purchase a maximum of 1,800,000 shares. The 2002 Stock Option Plan provides for incentive awards in the form of stock options, stock appreciation rights, restricted stock and bonus awards. A total of 1,500,000 shares were authorized for awards under the 2002 Stock Option Plan. In connection with certain of these option exercises, we received 126,123 shares into treasury as consideration for exercise prices aggregating $1,142,828.

         In April 2002, we issued 500,000 common stock purchase warrants to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants issued had an exercise price of $5.875 with vesting at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. In March 2003, 75,000 of the Leveraged Finance Warrants were cancelled, and the remaining 425,000 were cancelled in January 2004.

         During 2003, we declared and paid our first two quarterly common stock dividends, each at the rate of $.0625 per share ($.25 per share on an annualized basis).

         At December 31, 2003, we had outstanding 7,138,723 shares of common stock, 1,547,938 stock options and 425,000 Leveraged Finance Warrants.

PERSONNEL

         As of February 29, 2004, we and our businesses employed 387 brokerage personnel (including trainees), plus an additional administrative staff, including officers and senior managers, of 117 persons, for a total employee headcount of 504. Of the brokerage personnel, 230 were located in the U.S., 135 were located in Europe, and 22 were located in Japan, with the balance distributed among our other office locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good and regard compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

SEGMENT AND GEOGRAPHIC DATA

         Note 22 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 2003, with respect to each of our reportable operating segments, which are based upon the countries in which they operate.

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

         While there are not many large international inter-dealer brokerage firms and entry into the industry is costly, we encounter intense competition in all aspects of our businesses from a number of companies that have significantly greater resources than us. Recent consolidations in the industry have narrowed the field of competition somewhat, but have also produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots. In addition, dealer firms within a consortium platform could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially eroding our market shares.

         The recent pace of consolidation in the banking and financial services community continues to reduce the number of clients in the marketplace and, accordingly, has further increased the competition among inter-dealer brokerage firms and potentially the downward pressure on already low commission rates. As a result, increases in market volumes do not necessarily result in proportionate increases in brokerage commissions and revenues.

         During the last several years, the industry has seen an acceleration of the development of electronic execution systems that claim to provide fully automated trade matching. The electronic system first deployed by eSpeed, Inc. in late 1999 successfully garnered liquidity in the U.S. Treasury markets, and continues to do so even after the horrendous losses that firm suffered as a result of the September 11th attacks. Another well-financed competitor, ICAP plc, has acquired BrokerTec, an inter-dealer electronic brokerage exchange formerly owned by a consortium formed by the leading investment banks. In practice, these systems so far have proved most viable in markets involving very standardized products, such as U.S. Treasuries, spot foreign exchange, commodities and U.S. equities. We believe that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching, and that clients in these markets are not inclined to forego talking to voice brokers for information and execution. However, various competitors continue to pursue electronic execution platforms for a variety of derivative products, and it can be expected that significant efforts and resources will continue to be devoted by these competitors and others to trying to increase the number and penetration of such automated trading platforms across all profitable brokerage markets.

         The further development and successful deployment of such electronic systems could negatively affect our market shares and ultimately have material adverse effects on our businesses. Although we are devoting substantial financial and other resources to ensure the success of our electronic brokerage and technology initiatives (described above under "Communications Network and Information and Related Systems"), our ability to execute successfully thereon is subject to a number of uncertainties, not all of which are within our control. These include, but are not necessarily limited to, the speed, capacity and interfaces of systems performing acceptably under both normal and stress conditions, the availability of sufficient funds to develop, refine and promote further the systems, the retention of sufficient training and maintenance resources, the desire for and acceptance of the systems by clients, both at the trader and the information technology department levels, the internal brokerage personnel support for the systems, the timing and success of deployment of competitive systems, and market conditions at the time of deployment.

         We are inherently reliant on relationships with clients that develop over time, and certain of our brokerage personnel have established long-term associations with clients. Our success depends to a significant extent on these relationships and the service we provide our clients. The loss of one or more of our key employees, who are often the target of aggressive recruitment efforts by competitors within the industry, could have a material adverse effect on us. Moreover, the highly competitive hiring environment by itself creates upward pressures on compensation that can reduce profit margins. While we have entered into employment agreements with, and granted stock options to, many of our key employees, there can be no assurance that such employment agreements or stock-based compensation will be effective in retaining such persons' services or that other key personnel will remain with us indefinitely. Nor can there be any guarantee that we will be able to attract and retain qualified, experienced individuals, whether to replace current personnel or as a result of expansion, because competition in the brokerage industry for such individuals is intense.

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

         MFI is also a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with GSD-FICC of $5,000,000. In addition, as a result of the upgrading of MFI's GSD-FICC membership to dealer status in 2003, MFI is required to maintain a minimum net worth (including subordinated borrowing) of $25 million.

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

         Our London capital markets subsidiary, Euro Brokers Limited ("EBL"), is a Type D registered firm with the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $5.7 million requirement at December 31, 2003).

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

         The passage by Congress of the Sarbanes-Oxley Act of 2002 has imposed, and required the promulgation by the SEC of, numerous rules and regulations directly impacting the operation of public companies such as ourselves. These include mandates for: the composition and member qualification of boards of directors and audit committees, the enhanced independence of accounting firms and the manner and content of their communications with audit committees, rigorous certification procedures for financial statements and SEC filings, the establishment and review of and the making of disclosures with respect to internal controls and procedures, the use and reconciliation to generally accepted accounting principles in the United States ("GAAP") of non-GAAP financial information, internal and outside counsel reporting requirements relating to evidence of material violations, disclosures with respect to the adoption of or waivers under codes of ethics, and, generally, significantly expanded, accelerated and more frequent public reporting and disclosure requirements in SEC filings. The Nasdaq Stock Market(R), in the wake of the Sarbanes-Oxley Act of 2002 and these SEC actions, also has promulgated significant revisions to its listing standards to encompass many additional requirements related to corporate governance and other matters.

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

CAUTIONARY STATEMENTS

         As provided under the Private Securities Litigation Reform Act of 1995, we wish to caution investors that the following factors, among others (including the factors discussed above under the "Revenues and Expenses," "Competition" and "Regulation" headings, and the factors discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect our results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf to the public. Please also refer to "Forward-Looking Statements" below, at page 39.

Adverse changes in economic and market conditions could negatively impact our business.

         Our brokerage businesses and profitability are directly affected by economic and market conditions, including the volatility of the securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, and the economy in general. Our businesses generally benefit if these factors cause trading volumes in the instruments we broker to increase and, conversely, can suffer if they cause such trading levels to decrease. Lower trading volumes are likely to reduce our revenues, which would generally negatively impact our profitability because a portion of our costs is fixed.

Market and economic uncertainties are heightened in the current geopolitical environment.

         In the current geopolitical environment following the September 11th terrorist attacks, there is an increased uncertainty in the performance of the financial markets and the economy as a whole, as well as specifically in the New York financial community. Any additional terrorist acts, or the prospect thereof, and governments' military and economic responses to them, may significantly affect the financial markets and the economy, as well as resulting trading volumes.

Unanticipated system or technology failures internally or externally could negatively impact our business or financial results.

         To remain competitive in our industry, we continuously need to expend significant resources on the maintenance, expansion and enhancement of our communication networks, information systems and other technology, and our business is highly reliant on these systems. Many of these systems are internal, but others are provided by third-party suppliers over whom we have no control, such as telephone companies, online data vendors and software and hardware vendors. It is an ongoing risk that the systems we currently have or in the future implement, or the software underlying these systems, will fail in some fashion or be inadequate to the task. Although we believe that ongoing upgrades to our trade processing systems, together with periodic stress-testing and monitoring, reduces the likelihood of a material failure of our internal systems, there can be no assurance that there will not be unanticipated system or technology failures, internally or externally, that could negatively impact our business or financial results. Moreover, to the extent we deploy technologies, such as straight through processing, that are relied upon by our clients and incorporated into their internal systems, the business reputation and other risks to us of a technology failure may be exacerbated.

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

         The securities settlement process for principal trades brokered by MFI and for its institutional securities financing operations exposes MFI to various risks that individually or in combination could have a negative impact on its business, profitability and results of operations. Credit risk exists because there is always the possibility that a counterparty that was solvent or believed to be solvent on trade date has become insolvent and incapable of performing by the time of settlement. This risk is mitigated in part, but not fully, by short settlement cycles, the predominantly institutional nature of MFI's client base, and the fact that some (but not all) of MFI's clearing agreements provide for the relevant clearing firm or organization to assume all counterparty risk, including credit risk, once the parties to and the terms of the trade have been confirmed on trade date by the clearing firm or matched through its related settlement facilities. Financing risk exists because if the trade does not settle timely, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to, the resulting unbalanced position may need to be financed, either directly by MFI or through one of its clearing firms at MFI's expense. These charges may be recoverable by claiming interest from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by MFI, which depending on their size and duration, can limit MFI's business flexibility or even force the curtailment of those portions of MFI's business requiring higher levels of capital.

Events that negatively impact our overseas business partners may negatively affect our operations.

         Many of our overseas brokerage operations are conducted in conjunction with independent business partners, such as Nittan Capital Group in Tokyo, and correspondent brokers, such as Delsur S.A. in Buenos Aires and Codebel S.A. in Nyon. Some of these entities may compete with us in other products, and their business interests may not always coincide with ours. Although such brokerage operations are generally subject to detailed governing arrangements, any event which negatively affects the financial condition or management of any of our partners or correspondent brokers, or their willingness otherwise to conduct such brokerage operations in conjunction with us (or vice versa), may have a negative impact on our operations.

We may be subject to litigation and arbitration, which could limit our profitability.

         Many aspects of our businesses involve varying risks of liability. Over the years, participants in the inter-dealer and institutional brokerage industry have been parties to or otherwise involved in numerous litigations, arbitrations, claims and investigations, including employee claims alleging discrimination or defamation in connection with terminations, client claims alleging the occurrence of out trades or other errors in the handling of trade orders, clearing firm claims for financing charges or other liabilities associated with out trades or settlement problems, and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or desk hires or intellectual property infringement in connection with new product launches. To the extent we become subject to any such claims or actions that are significant, a settlement or judgment related thereto could have a material adverse effect on our financial condition or results of operations.

Employee misconduct or errors can hurt our business.

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

We have market risk exposure from trading and inventory positions held and on our matched book of reverse repurchase agreements and repurchase agreements.

         We allocate a portion of our available capital to our institutional sales and trading operations to support trading and inventory positions. The positions are generally intended to be held short term, often for the purpose of facilitating anticipated client needs. Where available, they are financed by margin loans provided by our clearing firms. As a result, we have market risk exposure on these securities, varying based on the size of the overall positions, the terms of the securities themselves, and the number of days the positions are held. The aggregate market value of such positions is included in the "securities held at clearing firm and trading contracts" line of our Consolidated Statements of Financial Condition. Although such positions are marked to market and carefully monitored on a real-time basis, resulting principal gains and losses from such positions can on occasion have a disproportionate effect, positive or negative, on our results of operations for any particular reporting period. For example, see Note 20 to the Consolidated Financial Statements, describing a 2003 loss recorded associated with MFI's trading in when-issued contracts for NTL, Inc. common stock. In addition, from time to time we hold small amounts of municipal and other securities in the firm's investment account, which can create similar risk exposures and effects. We also have market risk exposure in our institutional securities financing business during the period in which a reverse repurchase agreement matures prior to or after the maturity of an offsetting repurchase agreement if we have failed to match these maturity dates precisely.

The lack of diversification in our business could negatively affect our financial condition or results of operations; conversely, managing our growth effectively can be difficult.

         From a revenue perspective, our inter-dealer brokerage businesses account for substantially all of our revenues denoted as "commission income" in our Consolidated Statements of Operations. Accordingly, the prospects for our performance and the market prices for our common stock are highly dependent upon the performance of the inter-dealer brokerage businesses. This lack of diversification could negatively affect our financial condition or results of operations. As a result, we have spent considerable time, resources and efforts in attempting to grow and diversify our business operations over the last few years, including by building our institutional sales and trading businesses and our institutional securities financing business. However, these efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. Accordingly, there can be no assurances that our growth and diversification efforts will be successful or, if achieved, whether they will positively or negatively affect our financial condition or results of operations.

ITEM 2.  PROPERTIES

         We and our businesses maintain offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Stamford, Connecticut; Nyon, Switzerland (with a registered office in Geneva); and Mexico City, Mexico. Our subsidiaries lease all of their office space, and we have material lease obligations with respect to our New York and London premises. In New York, we occupy an aggregate of approximately 62,000 square feet on the 18th and 19th floors at One Seaport Plaza in lower Manhattan under a lease expiring in 2014. In London, we occupy approximately 36,000 square feet of space in London's financial center, The City, under a lease expiring in 2018.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on The Nasdaq Stock Market(R) under the symbol "MAXF." The following table sets forth the range of high and low sales prices for our common stock, as reported by The Nasdaq Stock Market(R), for our last two fiscal years.

COMMON STOCK:                                             High           Low
                                                          ----           ---
         YEAR ENDED DECEMBER 31, 2003
         ----------------------------
         First Quarter................................ $  8.090       $  6.000
         Second Quarter...............................   10.660          6.680
         Third Quarter................................   14.500          9.120
         Fourth Quarter...............................   16.350         11.930

         YEAR ENDED DECEMBER 31, 2002
         ----------------------------
         First Quarter................................ $  6.510       $  5.000
         Second Quarter...............................    7.920          5.250
         Third Quarter................................    6.300          3.850
         Fourth Quarter...............................    6.700          5.050

         As of March 29, 2004, there were 35 holders of record of our common stock. We are aware that certain holders of record hold a substantial number of shares of common stock as nominees for a significant number of beneficial owners. Based on a March 2004 inquiry made by ADP, we believe there currently are approximately 1450 beneficial owners of our common stock.

         In 2003, we declared and paid our first two quarterly dividends, each at a rate of $.0625 per share ($.25 per share on an annualized basis). It is our current intention to continue this dividend policy in 2004. In addition, we have over the past several years repurchased significant amounts of our common stock, both in privately-negotiated transactions and through an open market repurchase program.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report.

                                                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2003             2002            2001             2000             1999
                                                  -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS
Revenue:
  Commission income                               $ 176,497,549    $ 149,428,132    $ 138,003,085    $ 122,613,654    $ 132,892,282
  Insurance recoveries                               11,106,063       11,098,135        4,498,144
  Interest income                                     6,280,695        2,147,274        2,306,044        1,823,285        1,879,500
  Principal transactions                              6,122,442        8,720,422        8,932,861        2,627,169        1,215,233
  Other income                                    (   1,140,241)   (     843,142)       1,083,431        4,741,415        1,318,454
                                                  -------------    -------------    -------------    -------------    -------------
Gross revenue                                       198,866,508      170,550,821      154,823,565      131,805,523      137,305,469
Interest expense on securities indebtedness           4,117,319          147,865          444,174          329,919          497,773
                                                  -------------    -------------    -------------    -------------    -------------
Net revenue                                         194,749,189      170,402,956      154,379,391      131,475,604      136,807,696
                                                  -------------    -------------    -------------    -------------    -------------

Costs and expenses:
  Compensation and related costs                    126,323,608      107,024,194      106,619,297       92,061,672       93,392,948
  Communication costs                                12,989,853       10,597,126        9,870,217       11,007,091       13,193,446
  Travel and entertainment                            9,833,755        7,406,116        6,493,462        6,620,974        6,797,740
  Occupancy and equipment rental                      6,623,731        4,490,356        3,967,255        5,127,875        4,963,755
  Clearing and execution fees                         3,865,514        3,311,759        3,511,712        3,307,802        3,005,785
  Depreciation and amortization                       3,220,577        2,405,834        3,598,580        4,008,937        4,365,504
  Charity Day contributions                             982,300        1,219,233
  Other interest expense                                406,772          151,214          222,213          265,038          336,162
  Costs related to World Trade Center
   attacks                                                             3,204,468        1,590,060
  Restructuring costs                                                                                      541,961          321,000
  General, administrative and other expenses          7,220,567        4,933,483        6,619,527        5,161,550        5,507,156
                                                  -------------    -------------    -------------    -------------    -------------
                                                    171,466,677      144,743,783      142,492,323      128,102,900      131,883,496
                                                  -------------    -------------    -------------    -------------    -------------
Income before provision for income taxes,
  minority interest, income from equity
  affiliate and extraordinary item                   23,282,512       25,659,173       11,887,068        3,372,704        4,924,200

Provision for income taxes                            9,749,282       12,130,758        2,174,673        2,710,482          545,216
                                                  -------------    -------------    -------------    -------------    -------------

Income before minority interest, income
  from equity affiliate and extraordinary
  item                                               13,533,230       13,528,415        9,712,395          662,222        4,378,984

Minority interest                                 (     175,985)   (     981,791)   (     683,985)       1,203,987    (     270,128)
Income (loss) from equity affiliate                                                         9,992          135,890    (   1,576,644)
                                                  -------------    -------------    -------------    -------------    -------------
Income before extraordinary item                     13,357,245       12,546,624        9,038,402        2,002,099        2,532,212
Extraordinary item                                    2,957,547
                                                  -------------    -------------    -------------    -------------    -------------
Net income                                        $  16,314,792    $  12,546,624    $   9,038,402    $   2,002,099    $   2,532,212
                                                  =============    =============    =============    =============    =============

                                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                       2003            2002              2001             2000             1999
                                                  --------------   --------------   --------------   --------------   --------------
BALANCE SHEET DATA:
Total assets                                      $1,663,126,636   $  123,477,959   $  279,317,292   $   70,906,347   $   72,467,958
Obligations under capitalized leases                     703,944          842,399          204,252          335,635          493,367
Notes payable                                                                              447,978        1,723,169        1,799,870
Revolving credit facility                              7,500,000                                                             674,282
Total liabilities                                  1,603,082,134       70,477,645      241,021,098       37,257,798       38,162,466
Minority interest                                                       5,407,228        3,979,291        3,407,628        4,885,896

Redeemable preferred stock                                                                                2,000,000        2,000,000
Stockholders' equity                                  60,044,502       47,593,086       34,316,903       28,240,921       27,419,596

PER SHARE INFORMATION
Income before extraordinary item -- basic         $         1.91   $         1.72   $         1.23   $          .23   $          .26
Extraordinary item -- basic                                  .42
Net income -- basic                                         2.33             1.72             1.23              .23              .26
Income before extraordinary item -- diluted                 1.62             1.53             1.16              .23              .25
Extraordinary item -- diluted                                .36
Net income -- diluted                                       1.98             1.53             1.16              .23              .25
Book value                                                  8.41             6.56             4.88             3.48             3.29
Weighted average common shares
    outstanding -- basic                               6,987,415        7,304,284        7,357,017        8,374,166        9,711,974
Weighted average common shares
    outstanding -- diluted                             8,228,599        8,210,638        7,764,667        8,374,166        9,846,257

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

         We are proud to report that 2003 was another year of record financial performance for us, on the heels of a 2002 that, until this year, had been our best performing year ever.

         Our basic measures of financial performance were up across the board in 2003 over 2002. On a GAAP basis, net income increased by 30%, to $16.3 million, or $1.98 per share, from $12.5 million, or $1.53 per share. Net revenues increased by 14%, to $195 million from $170 million in 2002. Overall stockholders' equity surged 26%, to $60.0 million (a per share book value of $8.41) from $47.6 million (a per share book value of $6.56).

         Because we settled our September 11th-related property damage insurance claim in 2003 and our September 11th-related business interruption insurance claim in 2002, both years' results included significant one-time benefits related to these settlements. For 2003, this after-tax benefit (net of September 11th-related expenses) was $6.0 million, or $.72 per share, principally recorded during our third quarter. For 2002, this net after-tax benefit was $3.8 million, or $.46 per share, principally recorded during our fourth quarter.

         Reflecting the overall strength of our 2003 financial performance, as well as the change in the tax treatment of corporate dividends, we declared and paid our first ever quarterly dividends in the third and fourth quarters of 2003
- at a rate of $.0625 per share - for an anticipated annual dividend of $.25 per share.

         Our goal as a company is to maintain and build on our track record over the last three years of consistent profitability, quarter in and quarter out, and build up stockholders' equity, while at the same time providing our stockholders with a meaningful, tax-efficient current return through our dividend policy. We also recognize that the nature of the markets in which we participate is likely to cause significant fluctuations up or down in our financial results for any given quarter. Thus, although every quarter in 2003 was profitable - extending a run of thirteen consecutive quarters of profitability - our financial performance was strongest during our first three quarters and flattened out somewhat during our fourth quarter.

         Historically, because of fewer trading days and often quieter markets, the fourth quarter is usually our biggest challenge. The performance of our core Euro Brokers inter-dealer brokerage businesses is highly dependent on the volumes of trading activity in the various products that we broker. For example, volatility in interest rates, and a steeper yield curve, are usually positives for generating more trading activity, regardless of whether the interest rate trend is up or down.

         Continuing the pattern of recent years, most of 2003 saw reasonably strong levels of trading activity in the fixed income and derivatives markets in which we are active. Through an emphasis on retaining our key employees with the strongest client relationships, we generally were able to maintain or build our market share in key products, with one or two exceptions. As a result, our Euro Brokers businesses, overall, continued to perform well. In New York, our largest departments - cash deposits, interest rate derivatives and repurchase agreements
- all produced solid returns, and our new effort in the brokerage of U.S. Treasuries, started in late 2002, continued to grow and improve in performance.

         London was a particular bright spot. There, we were able to increase revenues on nearly all of our inter-dealer brokerage desks, as well as improve our market position in several as well. We also benefited from owning 100% of those operations from late-February 2003 forward, the result of winning a lawsuit against our former partner there that permitted us to buy their 50% shareholdings at a significant discount to book value. Overall, revenues in London increased by more than 30% (inclusive of the impact of exchange rates), and net income (not including the extraordinary gain from this discounted acquisition) almost quadrupled.

         Our Tokyo operations, on the other hand, continued to struggle, as a restructuring that attempted to switch our brokers there to higher incentive payouts and lower base salaries failed to gain traction, even as derivatives market activity in Japan began to pick up. In late 2003, we assigned a new full-time manager to the operations and moved the overall supervision to our London center, where the time zone is more closely aligned to Tokyo's. We also recently upgraded the office's infrastructure, including the installation of new telephone equipment. Although these operations have not yet returned to profitability, we saw their losses narrow by more than 50% during our fourth quarter, and that improvement is continuing so far into early 2004.

         In addition to tending to and continuously seeking to improve our Euro Brokers inter-dealer brokerage businesses, we focused strongly in 2003 on building and expanding our Maxcor institutional sales and trading businesses. In our equity group, we added our first research analysts in order to complement a sales and trading operation that was consistently top-ranked in 2003 for execution quality. Our municipal securities group, which has been operating successfully since 1997, maintained its strong performance by focusing on special situations and providing top-quality research, particularly in the hospital and healthcare arena. Our institutional convertible securities operation, started at the very end of 2002, settled in and performed steadily, although it still needs to gain critical mass. We also added an institutional securities financing operation in mid-2003, pursuant to which we operate a matched book of repurchase agreements. This business not only provides an opportunity to generate net spread revenue, but also provides us with the capability to reduce the costs of processing and financing securities positions from our other sales and trading businesses.

         Our most uneven performer among the Maxcor businesses was our leveraged finance group, which specialized in high-yield and distressed debt. While showing pockets of strength, this group suffered the whole year under the cloud of taking more than $5 million in first quarter losses on its when-issued trading contracts in the equity of NTL, Inc. ("NTL"), at the time a Chapter 11 debtor. As described more fully in Note 20 to the Consolidated Financial Statements, in January 2003 NTL emerged from bankruptcy under a plan of reorganization providing for the issuance of one-fourth the number of shares that had previously been contemplated during the when-issued trading period. Our traders, and other participants in the when-issued trading market, expected the settlement of their NTL trades would be adjusted to reflect what NTL had intended to be a neutral transaction, with the same effects as a 1-for-4 reverse stock split. However, a number of buyers of NTL when-issued shares either retained delivery of the full, unadjusted number of shares or, alternatively, demanded compensation for the remaining unadjusted number of shares not delivered to them.

         In February 2003, we initiated litigation in New York State Supreme Court, naming all of our NTL trading counterparties as defendants, in order to try to force an adjusted and uniform settlement of our NTL when-issued trades that would be permanent (we had previously obtained temporary relief, on an emergency application, from the Bankruptcy Court administering NTL's reorganization). Following our lead, two parallel NTL-related suits were also filed in this Court, bringing to almost fifty the number of counterparties before the Court seeking a resolution of this dispute. We then moved for summary judgment in our case, with many of the parties in our suit and the two related suits joining in our motion.

         Very recently, on March 15, 2004, the Court granted our summary judgment motion in this matter, holding that all NTL trades should settle as we believed to be correct, that is, on an adjusted and uniform basis. That decision, however, remains subject to the entry of a final order implementing its terms and possible appeal. Accordingly, we do not intend to reverse any of the losses previously taken except to the extent that we achieve a final resolution, whether by mutual consent, appeal or otherwise, with any of the counterparties with whom we traded. Since the Court's decision, one such final resolution has already been achieved, and will result in our recording a $625,000 pre-tax benefit in the first quarter of 2004.

         Below-expected performance, combined with the tensions generated by the NTL matter, contributed to the departure of the key members of our leveraged finance group in early January 2004. As a result, the remaining Leveraged Finance Warrants were cancelled. We took the opportunity to restructure the group entirely, and brought in a new manager. Going forward, our focus will be more on corporate bond sales and trading, with a high-grade bond effort added to our previous high-yield presence. To date in 2004, we have rapidly ramped up this area, hiring more than a dozen new traders and salespersons. We intend to keep growing this area aggressively, with the expectation that it will begin covering its costs and making a positive contribution to profit by the second half of 2004.

         Although we are now incurring initial higher costs associated with its growth, we believe that the Maxcor institutional sales and trading businesses provide some important diversity to our overall mix of operations. In particular, we are looking to these businesses both to create positive contributions to revenues and earnings and to expand our client base beyond that of our Euro Brokers businesses.

         We continued in 2003 to allocate portions of our capital to support principal transactions in which we assume market risk for a period of time. This trading occurred primarily in our Maxcor municipal securities and leveraged finance groups, but also in our firm investment account. In 2004, it will also occur in our restructured corporate bond businesses, and generally will include hedging the corporate bond positions with Treasuries or other bonds to minimize our risk exposure.

         To support our Maxcor sales and trading operations in 2003, we contributed an additional $20 million in capital to our broker-dealer - thereby raising its total capital to in excess of $50 million. This strengthening enabled us to upgrade to dealer membership status with GSD-FICC and facilitated our ability to deploy risk capital selectively as opportunities arose.

         The additional capital was primarily financed by a new $15 million, secured reducing credit facility obtained from The Bank of New York ("BONY") in March 2003, which replaced an existing $5 million line with General Electric Capital Corporation ("GECC"). In November 2003, the BONY facility was converted at our request into a fixed $10 million credit facility (see Note 14 to the Consolidated Financial Statements). We also increased our available cash and capital earlier in the year by financing with GECC, through various sale and leaseback arrangements that are treated as operating leases, approximately $5 million in various phone and computer equipment purchased to outfit our new headquarters in New York.

         Our move in February 2003 to those new headquarters, on two floors at One Seaport Plaza in lower Manhattan, was a huge step forward for our business and our employees. After more than 16 months in temporary headquarters following the September 11th terrorist attacks, we once again had a permanent home. Moreover, the move and rebuilding of our office space provided us with an opportunity to deploy state-of-the-art infrastructure and equipment, while also building in ample room for expansion. For example, the offices contain the latest in telecommunications and networking equipment, making it easy and cost-effective to add new, or expand existing, brokerage and trading desks. We believe this is a clear competitive advantage in recruiting new employees and business groups.

         Our build-out at our new premises was substantially funded by our property insurance coverage, underwritten by Kemper Insurance Companies ("Kemper"), which ultimately paid us the policy's full aggregate limit of approximately $14 million. Our claim under that coverage was fully settled in late 2003, resulting in a one-time after-tax net gain, as mentioned above, of approximately $6.0 million.

         After experiencing September 11th and its aftermath, we as a firm are firmly convinced that "doing good," while doing well, is an essential part of who we are, as well as an important motivational force for our employees. Accordingly, in May 2003 we established the Maxcor Foundation, to serve as our broader charitable giving arm, in supplementation of our Euro Brokers Relief Fund, whose charter was limited to providing aid to our families who lost loved ones in the terrorist attacks. On May 12, 2003, we held our second annual Charity Day, in which all of our brokerage revenues are donated to these two entities. With the full support of our customers and our employees, who waived any entitlement to commissions from the revenues generated that day, we were able to raise almost $1 million. We are very proud of these results and will be holding our third annual Charity Day this year on April 19th. Organizations that will be funded by the Maxcor Foundation this year include the Marine Corps-Law Enforcement Foundation, Columbia University's College of Physicians and Surgeons, Duke University's Fuqua/Coach K Center for Leadership and Ethics, and The Royal Marsden Hospital in London.

         The year 2003 also saw the continuation of our common stock repurchase program, which, in addition to the initiation of our dividend policy, is a key component of our overall effort to increase value to stockholders and intelligently manage our capital structure. In total, we repurchased 616,300 shares in 2003, at an aggregate cost of $4.7 million. These repurchases more than offset dilution from stock option exercises during the year, which, net of shares delivered in connection with such exercises, resulted in the issuance of 499,863 shares (See Note 17 to the Consolidated Financial Statements).

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

         Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., interest and claims on securities settlement disputes, such as the NTL matter, and reserves for certain income tax contingencies. The determination of the amounts of these reserves requires significant judgment on our part. We consider many factors in determining the amount of these reserves, such as legal precedent and case law and historic experience. The assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be greater or less than the reserve amount.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, and continue to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for the purpose of recognizing compensation cost.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 149 is effective for derivative contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our Consolidated Financial Statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of SFAS 150 did not affect our Consolidated Financial Statements.

         In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and accordingly should consolidate the entity. FIN 46(R) replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. Prior to FIN 46, variable interest entities were commonly referred to as special purpose entities. The adoption of FIN 46(R) will not affect our Consolidated Financial Statements.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Commission income represents revenue generated on our brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For 2003, these revenues increased $27,069,417 to $176,497,549, compared to $149,428,132 for 2002, primarily reflecting increased brokerage in New York and London. The increase in New York was attributable to increased commissions generated by the institutional sales and trading operations started during 2002 (leveraged finance - high-yield and distressed debt, convertible securities and equities) and increased commissions generated by our inter-dealer brokerage operations. In London, the increase was attributable to increased revenues from our inter-dealer brokerage operations, commissions generated by our newly-started sales and trading operations and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

         During 2003, we recognized a net gain of $11,106,063 on the settlement of our property insurance claim against Kemper for losses incurred for destroyed property as a result of the September 11, 2001 terrorist attacks on the World Trade Center, where we were formerly headquartered. This net gain reflected the gross insurance proceeds received since the attacks of $13,868,210, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim-related expenses. During 2002, we recorded insurance recoveries of $11,098,135, representing the portions of the settlements of claims under our U.S. business interruption insurance policy with Kemper ($10.3 million) and our U.K. business interruption insurance policy with Norwich Union ($831,000) for losses incurred in New York and London following the September 11th attacks attributable to lost revenues (net of saved expenses).

         Interest income for 2003 increased $4,133,421 to $6,280,695, compared to $2,147,274 for 2002, primarily reflecting financing income earned on reverse repurchase agreements in connection with our newly-started institutional securities financing operations and an increase in the average inventory of securities held.

         Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For 2003, these activities resulted in a gain of $6,122,442, compared to a gain of $8,720,422 for 2002. This change primarily reflected a net loss of $5.1 million recorded by MFI during 2003 on the disputed settlement of its NTL when-issued equity trades. As discussed in Note 20 to the Consolidated Financial Statements, the recording of this $5.1 million net loss includes the estimated damages payable if the NTL-related legal proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. However, the final net loss could be materially higher or lower based on the ultimate outcome of such proceedings. This net loss in principal transactions was partially offset by improved results in our firm investment account and by an increase in gains on municipal securities.

         Other items for 2003 resulted in a loss of $1,140,241, as compared to a loss of $843,142 for 2002. The increase in this loss resulted from the loss of $1,560,281 on our interest in the Tokyo Venture for 2003, as compared to a loss of $1,184,233 for 2002, offset in part by income of $292,000 during 2003 from the licensing of financial information derived from our inter-dealer brokerage business, as compared to $262,000 during 2002, and an increase in foreign exchange gains during 2003.

         For 2003, interest expense on securities indebtedness increased $3,969,454 to $4,117,319, compared to $147,865 for 2002, primarily as a result of interest expense incurred on repurchase agreements in connection with our newly-started institutional securities financing operations discussed above. The other type of interest expense included in this classification, interest expense incurred on margin borrowings to finance securities positions, decreased slightly.

         Compensation and related costs for 2003 increased $19,299,414 to $126,323,608, compared to $107,024,194 for 2002, primarily as a result of increased brokerage personnel in connection with the expansion of products in New York, the overall increase in operating revenues (commission income, principal transactions and information sales revenue), which results in higher commission-based payouts, and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars. As a percentage of operating revenues, compensation and related costs increased slightly to 69% for 2003, as compared to 68% for 2002 (but decreased slightly, to 67% for 2003, if operating revenues are adjusted to add back in the $5.1 million NTL loss recorded in
2003).

         Communication costs for 2003 increased $2,392,727 to $12,989,853, compared to $10,597,126 for 2002, primarily as a result of the expansion of products and customers in New York and London and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

         Travel and entertainment costs for 2003 increased $2,427,639 to $9,833,755, compared to $7,406,116 for 2002, reflective in part of the expansion efforts in New York and London and the overall increase in operating revenues. As a percentage of operating revenues, travel and entertainment costs increased to 5.4% for 2003 (or 5.2% if operating revenues are adjusted for the NTL loss), compared to 4.7% for 2002.

         Occupancy and equipment rental represents expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For 2003, these costs increased $2,133,375 to $6,623,731, compared to $4,490,356 for 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan, increased costs for office space in London and rental costs on new equipment in New York leased from GECC.

         Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For 2003, these costs increased $553,755 to $3,865,514, compared to $3,311,759 for 2002, primarily as a result of the increase in transaction volumes from our institutional equities desk and other areas commenced in 2002.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For 2003, depreciation and amortization increased $814,743 to $3,220,577, compared to $2,405,834 for 2002, principally as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased primarily with insurance proceeds for our new headquarters.

         All the revenues generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage personnel waive any entitlement from such revenues. The proceeds of $982,300 raised on our May 12, 2003 Charity Day were designated for The Euro Brokers Relief Fund, Inc., which provides charitable aid to the families and other financial dependents of our 61 employees and staff members killed as a result of the September 11th attacks, and our Maxcor Foundation, Inc. The Maxcor Foundation, Inc. in turn designated three principal recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. Our March 11, 2002 Charity Day resulted in a contribution of $1,219,233 entirely to The Euro Brokers Relief Fund, Inc.

         Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capital lease obligations. For 2003, these costs increased $255,558 to $406,772, compared to $151,214 for 2002, primarily as a result of increased costs associated with larger balances outstanding under our new revolving credit facility with BONY.

         General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For 2003, these expenses increased $2,287,084 to $7,220,567, compared to $4,933,483 for 2002, primarily as a result of professional fees of $700,000 incurred in connection with the NTL when-issued equity trade disputes previously discussed, an increase to the reserve for the employer portion of National Insurance Contributions in the U.K. of $465,000, increased costs for corporate insurance coverage and increase in other general, administrative and other expenses.

         Provision for income taxes for 2003 decreased $2,381,476 to $9,749,282, compared to $12,130,758 for 2002, notwithstanding higher net income in 2003 than 2002, primarily as a result of a decrease in income before provision for income taxes, minority interest, income from equity affiliate and extraordinary item, and a reduction of $500,000 to income tax reserves as the result of the favorable resolution to certain contingencies.

         For 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985, as compared to a reduction of $981,791 for 2002. The decrease is the result of our February 2003 purchase of the minority interest in EBL (formerly Euro Brokers Finacor Limited ("EBFL")).

         During 2003 we recorded an extraordinary gain of $2,957,547 on the purchase of the 50% shareholding held by Monecor in EBFL. This purchase resulted from a ruling by the London Court of Appeals in February 2003 that dismissed Monecor's appeal of the May 2002 judgment of the London High Court of Justice. That judgment permitted Euro Brokers Holdings Limited ("EBHL"), our top U.K. holding company, to purchase Monecor's interest at a 30% discount to the book value attributable to this shareholding as of December 2000. EBHL obtained the May 2002 judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. This discounted purchase price resulted in a gain of $2,957,547, equal to the excess of the amount recorded for Monecor's interest in EBFL of $5,570,703 over the purchase price of $2,613,156.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Commission income for 2002 increased $11,425,047 to $149,428,132, compared to $138,003,085 for 2001, due to increased brokerage in New York and London. In New York, the increase principally reflected increased revenues from our inter-dealer brokerage operations (including the commencement of a U.S. Treasury bond department) and from newly started institutional sales and trading operations (leveraged finance, convertible securities and equities). Reduced commissions in 2001 from the disruption to operations following the September 11th terrorist attacks also contributed to the year-over-year increase. Partially offsetting this increase was the permanent discontinuance in 2002 of certain inter-dealer brokerage operations suspended after the September 11th attacks. The increase in London principally reflected increased revenues from our inter-dealer brokerage operations (including the commencement of a credit derivatives department) and the currency effect of translating strengthened British pound sterling amounts to U.S. dollars.

         Insurance recoveries for 2002 represent the portions of the settlements of claims under U.S. and U.K. business interruption insurance policies for losses incurred in New York and London following the September 11th attacks attributable to lost revenues (net of saved expenses). The balance of these settlements is included as an offset to costs related to World Trade Center attacks (see below). During 2002 we recorded $10.3 million in insurance recoveries relating to the settlement of our U.S. claim against Kemper, representing the $14.8 million portion of the $18.9 million total settlement allocated to lost revenues (net of saved expenses), less the $4,498,144 amount recorded in 2001. Also during 2002 we recorded an insurance recovery of $831,000 pursuant to the U.K. settlement of $1.2 million with Norwich Union, representing the portion of that settlement allocated to lost revenues (net of saved expenses). The $4,498,144 amount recorded in 2001 reflected the portion of lost revenues (net of saved expenses) through September 30, 2001 under our U.S. policy with Kemper for which we believed there were no contingencies that would have a material impact.

         Interest income for 2002 decreased $158,770 to $2,147,274, compared to $2,306,044 in 2001, reflecting the net effects of a lower interest rate environment for our deposits and cash equivalents and an increase in the average inventory of municipal securities held.

         Principal transactions for 2002 decreased $212,439 to $8,720,422, compared to $8,932,861 for 2001, primarily due to reduced gains on municipal securities and in our investment account, offset in part by gains from our then newly-started leveraged finance group.

         Other items for 2002 resulted in a loss of $843,142, as compared to income of $1,083,431 for 2001. This change resulted primarily from a loss of $1,184,233 on our interest in the Tokyo Venture in 2002 as compared to a loss of $694,083 during 2001, income of $262,000 during 2002 on the sale of financial information derived from our inter-dealer brokerage business as compared to income of $1.6 million during 2001, a gain in 2001 of approximately $390,000 on the sale of our 15% interest in Yagi Euro and foreign exchange gains during 2002 as compared to foreign exchange losses during 2001.

         For 2003, interest expense on securities indebtedness decreased $296,309 to $147,865, compared to $444,174 for 2002, reflecting the increased use of our cash resources to finance securities positions, thereby reducing the level of margin borrowings, and a lower interest rate environment for such borrowings.

         Compensation and related costs for 2002 increased $404,897 to $107,024,194, as compared to $106,619,297 for 2001. This increase was primarily the result of the increase in operating revenues (commission income, principal transactions and information sales revenues), resulting in higher commission-based payouts, and the impact of translating strengthened British pound sterling amounts to U.S. dollars. Limiting this increase were continued cost reduction efforts in New York and London and compensation waived by employees on our 2002 Charity Day. As a percentage of operating revenues, compensation and related costs decreased to 68% for 2002, as compared to 72% for 2001.

         Communication costs for 2002 increased $726,909 to $10,597,126, compared to $9,870,217 for 2001 primarily due to the suspension of certain services in New York in the prior year following the September 11th attacks and the impact of translating strengthened British pound sterling amounts to U.S. dollars.

         Travel and entertainment costs for 2002 increased $912,654 to $7,406,116, compared to $6,493,462 for 2001, reflective in part of the expansion efforts in New York and London and the overall increase in operating revenues. As a percentage of operating revenues, travel and entertainment costs increased to 4.7% for 2002, compared to 4.4% for 2001.

         Occupancy and equipment rental for 2002 increased $523,101 to $4,490,356, compared to $3,967,255 for 2001, reflecting the net effects of eliminating certain occupancy accruals associated with the World Trade Center lease in 2001, offset in part by reduced costs in 2002 for office space in New York resulting from the use of temporary facilities following the September 11th attacks and a decrease in rental expense on leased equipment in New York destroyed in the attacks. The occupancy accruals eliminated in 2001 consisted of a $411,000 accrual for the payment of a fee to exercise an early lease termination option, which was eliminated due to our decision, prior to September 11th, to allow the option to expire, and an $837,000 accrual established in order to straight-line the average rent costs over the lease, which was eliminated due to the destruction of the premises on September 11th.

         Clearing and execution fees for 2002 decreased $199,953 to $3,311,759, compared to $3,511,712 for 2001, primarily as a result of a reduction in the number of emerging market debt transactions, offset in part by clearing and execution fees incurred by the then newly-started institutional equities desk.

         Depreciation and amortization expense for 2002 decreased $1,192,746 to $2,405,834, compared to $3,598,580 for 2001, primarily as a result of the discontinuance of depreciation in New York on assets destroyed in the September 11th attacks and the discontinuance of amortization of intangible assets that were either fully amortized or written-off in late 2001.

         During 2002 we made a charitable contribution to The Euro Brokers Relief Fund, Inc. of $1,219,233, an amount equal to all the revenue generated by the New York, Stamford, Mexico, London and Switzerland offices on our March 11, 2002 Charity Day, the first time that we held such a function. All participating employees waived any entitlement to compensation from such revenues.

         Other interest expense for 2002 decreased $70,999 to $151,214, compared to $222,213 for 2001, primarily as result of decreased costs associated with the GECC revolving facility.

         During 2002 we recorded net costs of $3,204,468 as a result of the September 11th attacks on the World Trade Center, reflecting gross costs incurred of $7,020,331 reduced by the aggregate amount of the insurance settlements with Kemper and Norwich Union allocated to extra expenses during 2002 of $3,815,863. During 2001 we recorded net costs related to the World Trade Center attacks of $1,590,060, reflecting gross costs incurred of $2,187,281 reduced by the portion of those expenses considered probable of recovery during 2001 of $597,221. Included in gross costs during 2002 was the cost of foregoing an extension of a sublease on additional space in our London premises that was re-allocated for potential use by New York employees. This gross cost of $2.7 million ($2.4 million net after applying the portion of insurance proceeds from Norwich Union allocable to this cost) was based upon our estimate of the length of time it will take to generate replacement sublet income on this space and the difference between the amount we believe we will then be able to achieve and our cost associated with the space. Other gross extra expenses incurred during 2002 and 2001 included additional occupancy costs in New York, the purchase of equipment solely compatible with our temporary facilities in New York, the use of outside professionals, interest on failed securities settlements, recruitment fees and benefits for the families of deceased employees.

         General, administrative and other expenses for 2002 decreased $1,686,044 to $4,933,483, compared to $6,619,527 in 2001, primarily as a result of a decrease during 2002 in professional fees and the write-off in 2001 of goodwill, identifiable intangibles and certain other assets obtained in the August 2000 Tradesoft acquisition approximating $1.1 million. These decreases were partially offset by an increase during 2002 in insurance costs.

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

         U.S. Treasury and federal agency securities purchased under agreements to resell (reverse repurchase agreements) and U.S. Treasury and federal agency securities sold under agreements to repurchase (repurchase agreements) are collateralized financings on which we seek to earn an interest spread. The balances recorded on these transactions, reflected on the Consolidated Statements of Financial Condition respectively as "securities purchased under agreements to resell" and "securities sold under agreements to repurchase," are the contracted amounts, plus accrued interest. We monitor the fair value of the securities purchased and sold under these agreements and obtain additional collateral or return excess collateral where appropriate. In the ordinary course of settling these transactions and other transactions involving these securities, we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt and delivery. At December 31, 2003, the Consolidated Statements of Financial Condition include reverse repurchase agreements of $1,447 million, repurchase agreements of $1,470 million, securities failed-to-deliver of $91 million and securities failed-to-receive of $67 million.

         Securities held at clearing firms and trading contracts reflect securities positions taken in connection with our sales and trading operations and in our investment account. Positions are financed either from our cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At year-end 2003, as reflected on the Consolidated Statements of Financial Condition, we had a fully paid net position in securities of approximately $6.7 million.

         MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000 and a minimum net worth (including subordinated borrowing) of $25 million. In addition, MFI is required to maintain a clearing deposit with GSD-FICC based upon its level of trading activity (with a minimum deposit of $5,000,000), which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

         EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $5.7 million requirement at December 31, 2003).

         Net cash provided by operations for 2003 (including the remaining cash collection on our property damage insurance claim) was $18.1 million. This increase in cash was the result of net income of approximately $16.3 million adjusted to reflect the net effect of $5.7 million of non-cash items, primarily consisting of depreciation and amortization, unreimbursed losses from our share of the Tokyo Venture and deferred income taxes. These cash increases were reduced by the net effect of other working capital items, including an increase in deposits with clearing organizations, an increase in receivable from broker-dealers and customers and a reduction in accrued liabilities, offset in part by a reduction in net assets related to securities positions.

         Net cash provided by operations for 2002 was $9.9 million. This increase in cash was the result of net income of $12.5 million adjusted to reflect the net effect of $4.3 million of non-cash items, primarily consisting of depreciation and amortization, unreimbursed losses from our share of the Tokyo Venture and minority interest in the net earnings of consolidated subsidiaries. These cash increases were reduced by the effect of other working capital items, including increased net assets related to securities positions and decreased liabilities related to insurance advances and other effects of the September 11th attacks, offset in part by increased accrued compensation.

         Net cash provided by operations for 2001 was $32.5 million. This increase in cash was the result of net income of $9.0 million adjusted to reflect the net effect of $6.3 million of non-cash items, primarily consisting of depreciation and amortization, the write-off of intangible assets, minority interest in the net earnings of consolidated subsidiaries and deferred income taxes, and the net positive effects of other working capital items, principally increased accounts payable and accrued liabilities exceeding $15 million. The increase in accounts payable and accrued liabilities was primarily due to the portion of advances received under our insurance policies that was currently unrecognized and other effects of the September 11th attacks.

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

Investing Activities

         Investing activities in 2003 reduced cash by $12.4 million, due to cash outlays of $9.7 million for fixed asset purchases, primarily associated with the completion of the build-out of our new permanent headquarters at One Seaport Plaza in lower Manhattan and the discounted $2.6 million purchase of Monecor's minority interest in EBFL. Investing activities in 2002 reduced cash by $7.6 million, primarily due to cash outlays associated with the initial build-out of our One Seaport Plaza headquarters. In 2001, investing activities resulted in an increase to cash of $1.6 million, reflecting the net effects of insurance proceeds recognized for destroyed fixed assets of $1.5 million, proceeds of $1.9 million from the sale of our 15% interest in Yagi Euro and net cash used for fixed asset purchases/sales of $1.9 million.

         A significant portion of the cash outlays for building out our new headquarters were funded by insurance proceeds from our property casualty policy with Kemper, which covered losses we incurred on September 11, 2001 from the destruction of our former headquarters on the 84th floor of Two World Trade Center. From late 2001 through the third quarter of 2003, we received total proceeds under this policy of $13.9 million, in full settlement of our claim.

Financing Activities

         At December 31, 2003, we had $7,500,000 outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with BONY in March 2003. This facility, as subsequently amended in November 2003, provides for borrowings of up to $10 million and is secured by

EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and us as a whole, to maintain certain financial ratios and conditions. Upon entering into the agreement with BONY, we terminated our $5 million revolving facility with GECC (which was not drawn upon at December 31, 2002).

         Net cash provided by financing activities for 2003 was $7.5 million, primarily reflecting the net effects of net borrowings of $7.5 million under the revolving facility with BONY, proceeds of $5.2 million received from GECC under sale-leaseback transactions and proceeds of $612,000 received from the exercise of options, reduced by cash used of $4.7 million to acquire treasury stock, obligations repaid under capitalized leases of $208,000 and an initial two common stock dividends paid (at a quarterly rate of $.0625 per share) aggregating to $878,000.

         Net cash used in financing activities for 2002 was approximately $69,000, primarily reflective of the net effect of cash of $2.1 million used to acquire treasury stock, the repayment of the note payable to GECC and obligations under capital leases aggregating $586,000 and proceeds received from the exercise of stock options and warrants of $2.6 million.

         Net cash used in financing activities for 2001 was $6.3 million, primarily reflective of the net effect of cash of $3.0 million used to acquire treasury stock, cash used of $2.0 million for the redemption of preferred stock, the repayment of notes payable and obligations under capitalized leases aggregating $1.5 million and proceeds of $222,000 received from the exercise of stock options.

         In July 2001, our Board of Directors continued our common stock repurchase program by authorizing the purchase of up to an additional 709,082 shares, or 10% of our then-outstanding shares. In the immediate aftermath of the September 11th attacks, the Board further expanded this authorization by an additional 490,918 shares, to bring the total authorization up to 1,200,000 shares. In 2003, the Board added another 700,000 shares to the authorization, for a total repurchase program of 1,900,000 shares. As of December 31, 2003, we had purchased 1,205,807 shares under this expanded program. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using our existing resources.

CONTRACTUAL OBLIGATIONS

         We have contractual obligations to make future payments in connection with operating and capital leases and information service contracts. The following table sets forth these contractual payment commitments as of December 31, 2003. Additional disclosure relating to our commitments appears in Notes 13 and 19 to the Consolidated Financial Statements.

                                                                              Payments due by period

                                                                       Less than                                          More than
                                                        Total            1 year         1-3 years        3-5 years         5 years
                                                     -----------      -----------      -----------      -----------      -----------
Operating leases                                     $72,161,226      $ 7,331,601      $12,613,912      $10,686,434      $41,529,279
Information service contracts                          5,821,780        5,195,523          626,257
Obligations under capitalized leases                     818,364          349,234          469,130
                                                     -----------      -----------      -----------      -----------      -----------
Total contractual obligations                        $78,801,370      $12,876,358      $13,709,299      $10,686,434      $41,529,279
                                                     ===========      ===========      ===========      ===========      ===========

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

         We reduce market risk related to positions in our institutional sales and trading operations by placing guidelines on their size, rating and number of days held and with certain hedging requirements. We closely monitor our securities positions on a real-time basis, including comparisons to independently verified market values. We perform daily reviews of activity reports for all sales and trading operations which detail all executed transactions and resulting commissions and principal gains and losses. We reduce market risk in our institutional securities financing business by placing guidelines on the matching of maturity dates for offsetting reverse repurchase agreements and repurchase agreements. We review reports daily detailing all outstanding reverse repurchase agreements and repurchase agreements, including the collateral securing the financing, the counterparty, interest rate, start date and maturity date.

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

         For our non-trading activities we do not consider our exposure to fixed interest rates significant at December 31, 2003, due to the low level of debt outstanding. Any borrowings under the facility with BONY bear interest at variable rates. We will monitor the level of borrowings under the BONY facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

         The tables below provide information, at each of December 31, 2003 and December 31, 2002, about our financial instruments that are used either for trading purposes or other than trading purposes and that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, our market risk analysis at December 31, 2003 did not materially change from the market risk analysis at December 31, 2002. For the revolving credit facility, the table presents principal cash flows with expected maturity dates. For municipal securities and corporate bonds, the table presents the aggregate par values with maturity dates and the weighted average interest rate based upon the par amount of bonds held. Bonds not making regularly scheduled interest payments were assigned an interest rate of 0%.

As of December 31, 2003:

                                   2004         2005       2006        2007        2008       After 2008       Total      Fair Value
                                   ----         ----       ----        ----        ----       ----------       -----      ----------
Other than trading:
Interest rate sensitivity:
 Revolving credit facility     $7,500,000     $          $          $            $          $               $ 7,500,000  $ 7,500,000
  (variable interest rate)

Trading:
Interest rate sensitivity:
 Municipal securities           7,315,000                                                      2,575,000      9,890,000    6,028,680
  (weighted average
  interest rate-5.8%)
 Foreign sovereign debt                                                                        2,122,500      2,122,500      551,850
  (weighted average
  interest rate-0%)

As of December 31, 2002:
                                   2003         2004       2005        2006        2007       After 2007       Total      Fair Value
                                   ----         ----       ----        ----        ----       ----------       -----      ----------
Other than trading:
Interest rate sensitivity:
 Revolving credit facility    $               $          $          $            $          $               $            $
(variable interest rate)

Trading:
Interest
rate sensitivity:
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
   (weighted average
   interest rate-3.1%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this Item 8 is included as a separate section of this report. See Item 15 and the F-pages that follow.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        This Item 9 is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

        Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2003, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our upcoming 2004 Annual Meeting of Stockholders (the "Proxy Statement"). We intend to file the Proxy Statement with the SEC on or prior to April 29, 2004.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(9) of Regulation S-K. We intend to file the Proxy Statement with the SEC on or prior to April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 29, 2004.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the Proxy Statement. We intend to file the Proxy Statement with the SEC on or prior to April 29, 2004.

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

(b)      Reports on Form 8-K

         During the fourth quarter of our fiscal year ended December 31, 2003, we filed one current report on Form 8-K, on November 12, 2003. The report attached two press releases that we issued respectively on November 7, 2003 and November 12, 2003. The November 7 release announced our unaudited earnings results for the third quarter and nine months ended September 30, 2003. The November 12 release described the declaration by our Board of Directors of a cash dividend of $.0625 per share of common stock for our third quarter.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAXCOR FINANCIAL GROUP INC.

                                     By: /s/ GILBERT D. SCHARF
                                         --------------------------------------
                                         Gilbert D. Scharf,
                                         Chairman of the Board, President and
                                         Chief Executive Officer
Dated:    March 29, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILBERT D. SCHARF                   Chairman of the Board, President          March 29, 2004
----------------------------------      and Chief Executive Officer
Gilbert D. Scharf                       (Principal Executive Officer)


/s/ KEITH E. REIHL                      Chief Operating Officer and               March 29, 2004
----------------------------------      Director
Keith E. Reihl


/s/ STEVEN R. VIGLIOTTI                 Chief Financial Officer and               March 29, 2004
----------------------------------      Treasurer (Principal Financial and
Steven R. Vigliotti                     Accounting Officer)


/s/ LARRY S. KOPP                       Director                                  March 29, 2004
----------------------------------
Larry S. Kopp


/s/ MICHAEL J. SCHARF                   Director                                  March 29, 2004
----------------------------------
Michael J. Scharf


/s/ JAMES W. STEVENS                    Director                                  March 29, 2004
----------------------------------
James W. Stevens


/s/ FREDERICK B. WHITTEMORE             Director                                  March 29, 2004
----------------------------------
Frederick B. Whittemore


/s/ MARC S. COOPER                      Director                                  March 29, 2004
----------------------------------
Marc S. Cooper


/s/ OSCAR M. LEWISOHN                   Director                                  March 29, 2004
----------------------------------
Oscar M. Lewisohn


/s/ ROBIN A. CLARK                      Director                                  March 29, 2004
----------------------------------
Robin A. Clark

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2003, 2002 AND 2001
                        --------------------------------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2003, 2002 AND 2001
                        --------------------------------

Contents                                                                    Page

--------------------------------------------------------------------------------

     Report of Independent Auditors                                         F-3

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

          Consolidated Statements of Changes in Stockholders' Equity        F-6

          Consolidated Statements of Cash Flows                             F-7

          Notes to the Consolidated Financial Statements                    F-9

                   [Letterhead of PricewaterhouseCoopers LLP]

                         Report of Independent Auditors
                         ------------------------------


To the Board of Directors
And Stockholders of
Maxcor Financial Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2004

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

ASSETS                                                            December 31, 2003  December 31, 2002
------                                                            -----------------  -----------------

Cash and cash equivalents                                          $    67,170,247    $    52,781,616
Securities purchased under agreements to resell                      1,446,677,977
Deposits with clearing organizations                                     8,848,729          6,318,529
Receivable from broker-dealers and customers                            22,324,106         19,523,426
Securities failed-to-deliver                                            90,669,388
Securities held at clearing firms and trading contracts                  6,687,124         29,526,028
Prepaid expenses and other assets                                        7,003,794          4,085,934
Deferred tax asset                                                         734,408            364,419
Fixed assets                                                            13,010,863         10,878,007
                                                                   ---------------    ---------------
Total assets                                                       $ 1,663,126,636    $   123,477,959
                                                                   ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold under agreements to repurchase                   $ 1,470,461,908    $
  Payable to broker-dealers and customers                                                  17,337,560
  Securities failed-to-receive                                          66,544,835
  Securities sold, not yet purchased and trading contracts                  22,428            144,153
  Accounts payable and accrued liabilities                              21,137,048         24,168,384
  Accrued compensation payable                                          30,198,757         26,875,249
  Income taxes payable                                                   1,469,456            543,897
  Deferred taxes payable                                                 5,043,758            566,003
  Obligations under capitalized leases                                     703,944            842,399
  Revolving credit facility                                              7,500,000
                                                                   ---------------    ---------------
                                                                     1,603,082,134         70,477,645
                                                                   ---------------    ---------------

Minority interest in consolidated subsidiary                                                5,407,228
                                                                   ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
    none issued at December 31, 2003 and December 31, 2002
  Common stock, $.001 par value, 30,000,000 shares authorized;
    12,794,626 and 12,232,564 shares issued at December 31,
    2003 and December 31, 2002, respectively                                12,795             12,233
  Additional paid-in capital                                            38,718,445         36,517,908
  Treasury stock at cost; 5,655,903 and 4,977,404 shares of
    common stock held at December 31, 2003 and December 31,
    2002, respectively                                             (    16,771,571)   (    11,208,967)
  Retained earnings                                                     36,178,583         20,741,779
  Accumulated other comprehensive income:
    Foreign currency translation adjustments                             1,906,250          1,530,133
                                                                   ---------------    ---------------
      Total stockholders' equity                                        60,044,502         47,593,086
                                                                   ---------------    ---------------

Total liabilities and stockholders' equity                         $ 1,663,126,636    $   123,477,959
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

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                       For the Year Ended
                                                         -----------------------------------------------
                                                         December 31,     December 31,     December 31,
                                                             2003             2002             2001
                                                         -------------    -------------    -------------
Revenue:
  Commission income                                      $ 176,497,549    $ 149,428,132    $ 138,003,085
  Insurance recoveries                                      11,106,063       11,098,135        4,498,144
  Interest income                                            6,280,695        2,147,274        2,306,044
  Principal transactions                                     6,122,442        8,720,422        8,932,861
  Other                                                  (   1,140,241)   (     843,142)       1,083,431
                                                         -------------    -------------    -------------
Gross revenue                                              198,866,508      170,550,821      154,823,565

Interest expense on securities indebtedness                  4,117,319          147,865          444,174
                                                         -------------    -------------    -------------
Net revenue                                                194,749,189      170,402,956      154,379,391
                                                         -------------    -------------    -------------

Costs and expenses:
  Compensation and related costs                           126,323,608      107,024,194      106,619,297
  Communication costs                                       12,989,853       10,597,126        9,870,217
  Travel and entertainment                                   9,833,755        7,406,116        6,493,462
  Occupancy and equipment rental                             6,623,731        4,490,356        3,967,255
  Clearing and execution fees                                3,865,514        3,311,759        3,511,712
  Depreciation and amortization                              3,220,577        2,405,834        3,598,580
  Charity Day contributions                                    982,300        1,219,233
  Other interest expense                                       406,772          151,214          222,213
  Costs related to World Trade Center attacks                                 3,204,468        1,590,060
  General, administrative and other expenses                 7,220,567        4,933,483        6,619,527
                                                         -------------    -------------    -------------
                                                           171,466,677      144,743,783      142,492,323
                                                         -------------    -------------    -------------
Income before provision for income taxes, minority
  interest, income from equity affiliate and
  extraordinary item                                        23,282,512       25,659,173       11,887,068

Provision for income taxes                                   9,749,282       12,130,758        2,174,673
                                                         -------------    -------------    -------------

Income before minority interest, income from equity
  affiliate and extraordinary item                          13,533,230       13,528,415        9,712,395

Minority interest in income of consolidated subsidiary   (     175,985)   (     981,791)   (     683,985)
Income from equity affiliate                                                                       9,992
                                                         -------------    -------------    -------------
Income before extraordinary item                            13,357,245       12,546,624        9,038,402

Extraordinary gain on purchase of minority interest          2,957,547
                                                         -------------    -------------    -------------
Net income                                               $  16,314,792    $  12,546,624    $   9,038,402
                                                         =============    =============    =============

Basic earnings per share:
  Income before extraordinary item                       $        1.91    $        1.72    $        1.23
  Extraordinary gain on purchase of minority interest              .42
                                                         -------------    -------------    -------------
  Net income                                             $        2.33    $        1.72    $        1.23
                                                         =============    =============    =============

Diluted earnings per share:
  Income before extraordinary item                       $        1.62    $        1.53    $        1.16
  Extraordinary gain on purchase of minority interest              .36
                                                         -------------    -------------    -------------
  Net income                                             $        1.98    $        1.53    $        1.16
                                                         =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
              ----------------------------------------------------

                                                                                            Retained      Accumulated
                                                               Additional                   Earnings         Other
                                   Comprehensive    Common      Paid-in       Treasury    (Accumulated   Comprehensive
                                       Income       Stock       Capital        Stock        Deficit)        Income          Total
                                   -------------  ---------  ------------  ------------  ------------   -------------  ------------

Balance at December 31, 2000                      $  11,392  $ 33,187,415  ($ 5,679,008) ($   823,247)  $  1,544,369   $ 28,240,921
Comprehensive income
  Net income for the
    year ended December 31, 2001   $  9,038,402                                             9,038,402                     9,038,402
  Foreign currency translation
    adjustment (inclusive of
    income tax expense
    of $882)                       (    123,169)                                                        (    123,169)  (    123,169)
  Deferred hedging
    Reclassification to earnings
      (net of income tax benefit
      of $12,519)                  (     50,050)                                                        (     50,050)  (     50,050)
                                   ------------
Comprehensive income               $  8,865,183
                                   ============
Exercise of stock options,
    including tax benefit of
    $101,822                                            221       543,851  (    220,000)                                    324,072
Acquisition of treasury stock                                              (  3,093,273)                               (  3,093,273)
Redeemable preferred
  stock dividends                                                                        (     20,000)                 (     20,000)
                                                  ---------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2001                         11,613    33,731,266  (  8,992,281)    8,195,155      1,371,150     34,316,903
Comprehensive income
  Net income for the
    year ended December 31, 2002   $ 12,546,624                                            12,546,624                    12,546,624
  Foreign currency translation
    adjustment (inclusive of
    income tax benefit
    of $148,909)                        158,983                                                              158,983        158,983
                                   ------------
Comprehensive income               $ 12,705,607
                                   ============
Exercise of common stock
  purchase warrants                                     493     2,463,482                                                 2,463,975
Exercise of stock options,
  including tax benefit of
  $53,749                                               127       323,160  (     96,525)                                    226,762
Acquisition of treasury stock                                              (  2,120,161)                               (  2,120,161)
                                                  ---------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2002                         12,233    36,517,908  ( 11,208,967)   20,741,779      1,530,133     47,593,086
Comprehensive income
Net income for the
  year ended December 31, 2003     $ 16,314,792                                            16,314,792                    16,314,792
Foreign currency translation
  adjustment (inclusive of
  income tax benefit of
  $2,712)                               376,117                                                              376,117        376,117
                                   ------------
Comprehensive income               $ 16,690,909
                                   ============
Exercise of stock options,
  including tax benefit of
  $763,293                                              562     2,200,537  (    826,303)                                  1,374,796
Acquisition of treasury
  stock                                                                    (  4,736,301)                               (  4,736,301)
Common stock dividends                                                                   (    877,988)                 (    877,988)
                                                  ---------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2003                      $  12,795  $ 38,718,445  ($16,771,571) $ 36,178,583   $  1,906,250   $ 60,044,502
                                                  =========  ============  ============  ============   ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                For the Year Ended
                                                                              -----------------------------------------------------
                                                                                December 31,       December 31,       December 31,
                                                                                    2003               2002               2001
                                                                              ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net income                                                                  $    16,314,792    $    12,546,624    $     9,038,402
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   3,220,577          2,405,834          3,598,580
    Write-off of intangible assets                                                                                          943,080
    Provision for doubtful accounts                                           (        63,348)   (        77,136)   (        43,794)
    Gain on sale of equity affiliate                                                                                (       390,081)
    Gain on purchase of minority interest                                     (     2,957,547)
    Net loss on disposal of fixed assets                                                                                     38,717
    Unreimbursed losses of equity affiliates and contractual
      arrangements
                                                                                    1,030,933          1,001,552            331,080
    Minority interest in net earnings of consolidated
      subsidiaries                                                                    175,985            981,791            683,985
    Deferred hedging                                                                                                (        50,050)
    Deferred income taxes                                                           4,303,936    (        22,517)         1,238,353
  Change in assets and liabilities:
    Increase in securities purchased under agreements to resell               ( 1,446,677,977)
    (Increase) decrease in deposits with clearing organizations               (     2,530,200)            17,551    (         1,987)
    Increase in receivable from broker-dealers and customers                  (     2,086,906)   (       807,736)   (     2,593,297)
    (Increase) decrease in securities failed-to-deliver                       (    90,669,388)       184,768,776    (   184,768,776)
    Decrease (increase) in securities held at clearing firms and
      trading contracts                                                            22,847,012    (    17,431,495)   (     1,369,863)
    (Increase) decrease in prepaid expenses and other assets                  (     2,574,640)   (       418,766)           978,592
    Increase in securities sold under agreements to repurchase                  1,470,461,908
    (Decrease) increase in payable to broker-dealer                           (    17,337,560)        10,698,736    (       477,416)
    Increase (decrease) in securities failed-to-receive                            66,544,835    (   183,649,730)       183,649,730
    (Decrease) increase in securities sold, not yet purchased
      and trading contracts                                                   (       121,725)           144,153
    (Decrease) increase in accounts payable and accrued
      liabilities                                                             (     5,303,226)   (     4,413,181)        15,202,441
    Increase in accrued compensation payable                                        1,943,438          4,631,660          5,566,282
    Increase (decrease) in income taxes payable                                     1,558,150    (       458,113)           890,786
                                                                              ---------------    ---------------    ---------------
      Net cash provided by operating activities                                    18,079,049          9,918,003         32,464,764
                                                                              ---------------    ---------------    ---------------

Cash flows from investing activities:
  Purchase of fixed assets                                                    (     9,742,244)   (     7,611,516)   (     2,108,112)
  Purchase of minority interest                                               (     2,613,156)
  Proceeds from the sale of fixed assets                                                                                    244,525
  Insurance proceeds recognized for destroyed fixed assets                                                                1,524,124
  Proceeds from sale of equity affiliate                                                                                  1,939,516
                                                                              ---------------    ---------------    ---------------
    Net cash (used in) provided by investing activities                       (    12,355,400)   (     7,611,516)         1,600,053
                                                                              ---------------    ---------------    ---------------

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

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)

                                                                                              For the Year Ended
                                                                           --------------------------------------------------------
                                                                           December 31,          December 31,          December 31,
                                                                               2003                  2002                  2001
                                                                           ------------          ------------          ------------
Cash flows from financing activities:
  Proceeds from exercise of options                                             611,503               173,013               222,250
  Proceeds from exercise of warrants                                                                2,463,975
  Common stock dividends                                                   (    877,988)
  Borrowings under revolving credit facility, net                             7,500,000
  Repayment of notes payable                                                                     (    447,978)         (  1,252,151)
  Redemption of preferred stock                                                                                        (  2,000,000)
  Redeemable preferred stock dividends                                                                                 (     20,000)
  Proceeds from asset sales under sale-leaseback
    transactions                                                              5,220,658
  Repayment of obligations under capitalized leases                        (    208,276)         (    137,559)         (    260,527)
  Acquisition of treasury stock                                            (  4,736,301)         (  2,120,161)         (  3,011,540)
                                                                           ------------          ------------          ------------
    Net cash provided by (used in) financing
      activities                                                              7,509,596          (     68,710)         (  6,321,968)
                                                                           ------------          ------------          ------------

Effect of exchange rate changes on cash                                       1,155,386               978,555               357,431
                                                                           ------------          ------------          ------------
    Net increase in cash and cash
      equivalents                                                            14,388,631             3,216,332            28,100,280

Cash and cash equivalents at beginning of year                               52,781,616            49,565,284            21,465,004
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of year                                   $ 67,170,247          $ 52,781,616          $ 49,565,284
                                                                           ============          ============          ============

Supplemental disclosures of cash flow information:
  Interest paid                                                            $  4,456,755          $    229,750          $    733,922
  Income taxes paid                                                           5,309,227            10,639,955             3,413,784
  Income tax benefit on option exercises                                        763,293                53,749               101,822
  Non-cash financing activities:
    Capital lease obligations incurred                                                                706,094               138,375
    Receipt of shares in treasury for exercise
      price of stock options                                                    826,303                96,525               220,000
    Receipt of shares in treasury for receivable
      due                                                                                                                    81,733

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                        DECEMBER 31, 2003, 2002 AND 2001
                        --------------------------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker.

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading operations in various fixed income and equity securities and institutional securities financing operations.

The consolidated financial statements include the accounts of MFGI and its majority-owned subsidiaries and other entities over which it exercises control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates where the Company may exercise significant influence over operating and financial policies have been accounted for using the equity method. Certain reclassifications have been made to the 2002 and 2001 balances to conform to the current year presentation.

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

Foreign currency translation:
----------------------------

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average monthly rates during the year.

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

----------------------------------------------------

The following table presents net income and earnings per share, as reported and on a pro forma basis as if the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied to all stock-based compensation granted since the standard's effective date:

                                                2003                 2002                 2001
                                           --------------       --------------       --------------
Net income, as reported                    $   16,314,792       $   12,546,624       $    9,038,402

Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                      956,048              813,362              652,994
                                           --------------       --------------       --------------
Pro forma net income                       $   15,358,744       $   11,733,262       $    8,385,408
                                           ==============       ==============       ==============

Earnings per share:
  Basic, as reported                       $         2.33       $         1.72       $         1.23
  Basic, pro forma                         $         2.20       $         1.61                 1.14

  Diluted, as reported                     $         1.98       $         1.53       $         1.16
  Diluted, pro forma                       $         1.87       $         1.43       $         1.08

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

Recently issued accounting standards:
------------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, and continues to follow the intrinsic value method of APB 25 for the purpose of recognizing compensation cost.

----------------------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 149 is effective for derivative contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of SFAS 150 did not affect the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and accordingly should consolidate the entity. FIN 46(R) replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was issued in January 2003. Prior to FIN 46, variable interest entities were commonly referred to as special purpose entities. The adoption of FIN 46(R) will not affect the Company's consolidated financial statements.

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

During 2002 the Company settled its claims against Kemper and Norwich for lost revenues (net of saved expenses) and extra expenses incurred for an aggregate amount of $20 million. The portion of these settlements relating to lost revenues (net of saved expenses) is reflected on the consolidated statements of operations in revenues as insurance recoveries. In 2002, the amount recorded as insurance recoveries of $11,098,135 represents the gross settlements relating to lost revenues (net of saved expenses) of $15,596,279, less the $4,498,144 amount recorded in 2001.

The portion of the settlements described above relating to extra expenses incurred has been reflected on the statement of operations in 2002 and 2001 as reductions to costs related to World Trade Center attacks. These offsets are recordable as the extra expenses are incurred and the related recovery is considered probable or has been recovered. The gross amount of the extra expenses in 2002 and 2001 of $7,020,331 and $2,187,281, respectively, have been reduced by offsets of $3,815,863 and $597,221, respectively, resulting in net charges in 2002 and 2001 of $3,204,468 and $1,590,060, respectively. Included in gross costs during 2002 was the cost of foregoing an extension of a sublease on additional space in London that was re-allocated for potential use by New York employees. This gross cost of $2.7 million ($2.4 million net after applying the portion of insurance proceeds from

--------------------------------------------------

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

During 2003, the Company settled in full its property insurance claim against Kemper resulting in a net gain recognized of $11,106,063, which is reflected on the consolidated statements of operations in revenues as insurance recoveries. This net gain reflected the gross insurance proceeds of $13,868,210 received for the property claim since the September 11th attacks, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim-related expenses.

NOTE 4 - CHARITY DAY CONTRIBUTIONS:
----------------------------------

During 2003 and 2002, the Company held Charity Days for which all the revenues generated by the New York, Stamford, London, Switzerland and Mexico offices were donated to designated charities. All participating brokerage employees waived any entitlement to commissions from such revenues. The proceeds of $982,300 raised on the 2003 Charity Day were designated for The Euro Brokers Relief Fund, Inc., which provides charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks, and the firm's Maxcor Foundation Inc. The Maxcor Foundation Inc. in turn designated three principal recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. The 2002 Charity Day resulted in a contribution of $1,219,233 entirely to The Euro Brokers Relief Fund, Inc.

NOTE 5 - REPURCHASE AND REVERSE REPURCHASE AGREEMENTS:
-----------------------------------------------------

Transactions involving the purchase of U.S. Treasury and federal agency securities under agreements to resell (reverse repurchase agreements) and the sale of U.S. Treasury and federal agency securities under agreements to repurchase (repurchase agreements) are treated as collateralized financings and are recorded at contracted amounts, plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 41 are satisfied. Income and expense on these agreements are recognized as interest over the life of the transaction.

The Company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of December 31, 2003, the fair value of securities pledged as collateral under reverse repurchase agreements of $1,618 million was repledged under repurchase agreements.

NOTE 6 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001:

                                                    2003         2002           2001
                                                -----------   -----------   -----------
Numerator (basic and diluted calculation):
Net income                                      $16,314,792   $12,546,624   $ 9,038,402
Less redeemable preferred stock dividends                                   (    20,000)
                                                -----------   -----------   -----------
  Net income available to common
    stockholders                                 16,314,792    12,546,624     9,018,402
Denominator:
Weighted average common shares
  outstanding - basic calculation                 6,987,415     7,304,284     7,357,017
Dilutive effect of stock options and warrants     1,241,184       906,354       407,650
                                                -----------   -----------   -----------
Weighted average common shares
  outstanding - diluted calculation               8,228,599     8,210,638     7,764,667
Earnings per share:
  Basic                                         $      2.33   $      1.72   $      1.23
  Diluted                                       $      1.98   $      1.53   $      1.16
Antidilutive common stock equivalents:
  Options                                           190,000       270,000       240,000
  Warrants                                                                      734,980

NOTE 7 - DEPOSITS WITH CLEARING ORGANIZATIONS:
---------------------------------------------

Deposits with clearing organizations at December 31, 2003 and 2002 consist of the following:

                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------
Cash                                      $   810,803            $   407,197
U.S. Treasury obligations                   8,037,926              5,911,332
                                          -----------            -----------
                                          $ 8,848,729            $ 6,318,529
                                          ===========            ===========

Pursuant to its membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), MFI is required to maintain a clearing deposit with GSD-FICC based upon its level of trading activity (with a minimum deposit of $5,000,000). In addition, MFI's clearing firms require certain minimum collateral deposits.

NOTE 8 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CUSTOMERS:
--------------------------------------------------------------------

At December 31, 2003 and 2002, receivable from and payable to broker-dealers and customers consists of the following:

                                       December 31, 2003        December 31, 2002
                                       -----------------   ---------------------------
                                          Receivable       Receivable       Payable
                                          -----------      -----------   -------------
Commissions receivable                    $21,487,492      $17,273,968   $
Receivable from clearing firms                836,614        2,249,458
Payable to clearing firm                                                    17,337,560
                                          -----------      -----------   -------------
                                          $22,324,106      $19,523,426   $  17,337,560
                                          ===========      ===========   =============

The Company clears its matched riskless principal brokerage transactions and its securities sales and trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements. The receivable from clearing firms primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm at December 31, 2002 represents the net amount owed for financing the Company's securities positions. This clearing firm provides a range of borrowing availability on securities positions from 0% for certain corporate bonds to 85% for municipal securities. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $483,000 and $531,000 at December 31, 2003 and 2002 respectively.

NOTE 9 - SECURITIES HELD AT CLEARING FIRMS AND TRADING CONTRACTS:
----------------------------------------------------------------

Securities held at clearing firms and trading contracts at December 31, 2003 and 2002 consist of the following:

                                            December 31, 2003           December 31, 2002
                                       -------------------------   -------------------------
                                          Assets     Liabilities      Assets     Liabilities
                                       -----------   -----------   -----------   -----------
Municipal obligations                  $ 6,028,680   $             $22,350,511   $
Foreign sovereign debt                     551,850
Corporate bonds                                                      6,793,364
Corporate stocks                           106,594        22,428        57,500
When-issued equity trading contracts                                   324,653       144,153
                                       -----------   -----------   -----------   -----------
                                       $ 6,687,124   $    22,428   $29,526,028   $   144,153
                                       ===========   ===========   ===========   ===========

Securities positions held by the Company's clearing firms may be rehypothecated by them. At December 31, 2003, a single clearing firm, Pershing, LLC, held a significant portion ($44.7 million) of the Company's cash equivalents.

NOTE 10 - EQUITY AFFILIATES AND MINORITY INTERESTS:
--------------------------------------------------

Yagi Euro Nittan Corporation:
----------------------------

At December 31, 2000, the Company held a 15% interest in Yagi Euro Nittan Corporation ("Yagi Euro"). Due to the significant influence maintained by the Company over Yagi Euro as a result of the presence of the Company's Chairman and Chief Executive Officer on Yagi Euro's Board of Directors as Vice Chairman and the control the Company maintained over a derivatives brokering venture (see
Note 11) which represented a significant portion of Yagi Euro's results, the Company accounted for this investment under the equity method. Effective June 30, 2001, the Company sold its 15% equity interest in Yagi Euro to Yagi Euro's other shareholder, Yagi Tanshi Company, Limited, resulting in a gain of approximately $390,000. This gain was determined by subtracting from the sale price of approximately $1.94 million transaction fees of approximately $50,000 and the carrying value of the investment under the equity method of approximately $1.5 million.

Euro Brokers Finacor Limited:
----------------------------

On January 1, 1999, Euro Brokers International Limited ("EBIL"), a U.K. subsidiary, completed a Sale and Purchase Agreement with Monecor (London) Limited ("Monecor"), issuing 50% of its share capital to Monecor in exchange for net assets approximating $5.4 million, consisting of all the shares of Monecor's subsidiary, Finacor Limited, and the assets and undertaking of its Finacor Peter branch in Paris. This transaction combined the existing interest rate options, U.S. dollar deposit and the euro, British pound sterling and Japanese yen swaps operations of EBIL with the euro and Scandanavian swaps businesses of Finacor Limited and the euro swaps business of Finacor Peter. Simultaneously, EBIL changed its name to Euro Brokers Finacor Limited ("EBFL"). The Company was deemed to have management control of EBFL because of the Company's mandated 3 to 2 majority on EBFL's Board of Directors and the fact that the day-to-day operations of EBFL were principally run by the Chief Executive Officer of Euro Brokers Holdings Ltd. ("EBHL"), the Company's U.K. based holding company. Accordingly, the assets and liabilities and results of operations of EBFL were consolidated in the Company's consolidated financial statements, with Monecor's interest presented as minority interest.

In May 2002, EBHL obtained a judgment of the London High Court of Justice entitling EBHL to purchase Monecor's 50% shareholding in EBFL at a 30% discount to the book value attributable to this shareholding as of December 2000. The Company had sought this judgment under the terms of the EBFL shareholders agreement as a result of Monecor's failure to provide certain requested funding to EBFL in late 2000. In February 2003, the London Court of Appeals dismissed Monecor's appeal of the May 2002 judgment, enabling EBHL to proceed with the acquisition of Monecor's shareholding at the discounted price. Upon completion of the purchase in February 2003, EBFL was renamed as Euro Brokers Limited ("EBL"), and the Company recorded a one-time extraordinary gain of $2,957,547, representing the excess of the $5,570,703 amount recorded for Monecor's interest in EBFL over the purchase price of $2,613,156.

NOTE 11 - TOKYO-BASED VENTURE:
-----------------------------

At December 31, 2000, the Company held a 40% interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") with Yagi Euro and Nittan Capital Group Limited ("Nittan") each holding 30% interests. This venture was structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which a TK investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. Effective June 30, 2001, this venture disbanded and a new, substantially similar TK venture with Nittan as the TK operator was formed, in which the Company has a 57.25% interest and Nittan a 42.75% interest. The interests maintained by the Company and Nittan in the new venture are proportional to the direct interest each held in the original venture, once Yagi Euro's 30% interest was excluded. Although the operations of the Tokyo Venture have always been managed and run by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from the TK operator, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity earnings (losses) from a contractual arrangement.

Summarized operating results of the Tokyo Venture for the years ended December 31, 2003, 2002 and 2001, along with the Company's share of those results, are presented below:

                                 2003               2002               2001
                             ------------       ------------       ------------

Revenues                     $  4,891,281       $ 10,405,376       $ 15,218,117
Expenses                        7,616,662         12,473,906         16,670,071
                             ------------       ------------       ------------
Loss                         ($ 2,725,381)      ($ 2,068,530)      ($ 1,451,954)
                             ============       ============       ============

Company's share              ($ 1,560,281)      ($ 1,184,233)      ($   694,083)
                             ============       ============       ============

NOTE 12 - FIXED ASSETS:
----------------------

Fixed assets at December 31, 2003 and 2002 are summarized below:

                                                December 31,       December 31,
                                                    2003               2002
                                                ------------       ------------

Furniture and telephone equipment               $ 11,000,473       $  9,458,109
Leasehold improvements                            12,834,635          8,318,899
Computer and related equipment                     6,380,616          7,122,245
Software                                           8,541,527          7,664,033
Automobiles                                        1,393,961          1,192,485
                                                ------------       ------------
                                                  40,151,212         33,755,771
Less - Accumulated depreciation
         and amortization                       ( 27,140,349)      ( 22,877,764)
                                                ------------       ------------
                                                $ 13,010,863       $ 10,878,007
                                                ============       ============

NOTE 13 - OBLIGATIONS UNDER CAPITALIZED LEASES:
----------------------------------------------

The Company, primarily in the U.K., has purchased automobiles under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2003:

For the Year Ending December 31,
2004                                                       $     349,234
2005                                                             469,130
                                                           -------------
Total minimum lease payments                                     818,364

Less - Amount representing interest                        (     114,420)
                                                           -------------

Present value of total minimum lease payments              $     703,944
                                                           =============

----------------------------------------------------------

The gross amounts of assets under capitalized leases are approximately $1,046,000 and $1,040,000 at December 31, 2003 and 2002, respectively. Such amounts are included in fixed assets in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $375,000, $219,000 and $80,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14 - BORROWING ARRANGEMENTS:
--------------------------------

Revolving Credit Facility:
-------------------------

In June 1999, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC") for a five year revolving credit facility of up to $5 million. This facility, which was not drawn upon at December 31, 2002, was secured by substantially all of EBI's assets. The borrowing availability under this facility was determined based upon the level and condition of EBI's billed accounts receivable.

In March 2003, EBI terminated the facility with GECC and entered into a Credit Agreement with The Bank of New York for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and has mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. In November 2003, this facility was amended to expand the permitted use of borrowings and to establish a fixed availability of $10 million through maturity. This agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the prime rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. At December 31, 2003, the Company had borrowings outstanding under this facility of $7,500,000.

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

NOTE 15 - EMPLOYEE BENEFIT PLAN:
-------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $235,000, $213,000 and $230,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

NOTE 16 - INCOME TAXES:
----------------------

Income before provision for income tax, minority interest, income from equity affiliate and extraordinary item is subject to tax under the following jurisdictions:

                                        For the Year Ended
                  December 31, 2003     December 31, 2002      December 31, 2001
                  -----------------     ------------------     -----------------

Domestic          $      16,742,077     $       22,801,450     $       8,196,893
Foreign                   6,540,435              2,857,723             3,690,175
                  -----------------     ------------------     -----------------
  Total           $      23,282,512     $       25,659,173     $      11,887,068
                  =================     ==================     =================

----------------------------------

The components of the provision for income taxes are as follows:

                                              For the Year Ended
                               -------------------------------------------------
                               December 31,      December 31,      December 31,
                                   2003              2002              2001
                               ------------      ------------      -------------
Current
  Federal                      $  1,759,517      $  7,980,966      $  2,307,130
  State and local                   345,553         2,291,478      (  3,384,531)
  Foreign                         3,340,276         1,880,831         1,981,160
                               ------------      ------------      ------------
    Total                         5,445,346        12,153,275           903,759
                               ------------      ------------      ------------

Deferred
  Federal                         2,760,376      (    746,432)        1,602,678
  State and local                 1,913,063           906,825      (    149,310)
  Foreign                      (    369,503)     (    182,910)     (    182,454)
                               ------------      ------------      ------------
                                  4,303,936      (     22,517)        1,270,914
                               ------------      ------------      ------------
    Total                      $  9,749,282      $ 12,130,758      $  2,174,673
                               ============      ============      ============

Deferred tax assets (liabilities) are comprised of the following:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------

Assets
  Bad debt reserve                                   $   171,529    $   164,510
  Occupancy reserves                                      70,926         53,888
  Depreciation and amortization                          928,736        898,574
  Net operating losses ("NOLs")                          383,733        255,715
  Foreign tax credits                                    103,520         96,517
  Capital loss carryforwards                             387,609        627,446
  Other                                                  298,851        107,918
  Deferred tax asset valuation allowance             (   857,555)   (   979,678)
                                                     -----------    -----------
Gross deferred tax asset, after valuation
  allowance                                            1,487,349      1,224,890
Jurisdictional deferred taxes payable offset         (   752,941)   (   860,471)
                                                     -----------    -----------
  Deferred tax asset                                 $   734,408    $   364,419
                                                     ===========    ===========

Liabilities
  Differential on assigned values and tax
    basis for acquired assets                        ($  205,199)   ($  331,474)
  Unrealized gains                                   (   648,835)   (   766,390)
  Differential on values of assets acquired
    from insurance proceeds                          ( 4,668,477)
  Other                                              (   274,188)   (   328,610)
                                                     -----------    -----------
Gross deferred taxes payable                         ( 5,796,699)   ( 1,426,474)
Jurisdictional deferred tax asset offset                 752,941        860,471
                                                     -----------    -----------
  Deferred taxes payable                             ($5,043,758)   ($  566,003)
                                                     ===========    ===========

The valuation allowance for deferred tax assets has been established for assets arising from various foreign timing differences to reduce the amounts to only that portion that is judged more likely than not to be realized. Foreign tax credit carryforwards of approximately $73,000, $24,000 and $7,000 expire in 2005, 2007 and 2008, respectively. Foreign NOLs approximating $509,000, $238,000, $958,000 and $853,000 expire in 2007, 2008, 2009 and 2010, respectively.

----------------------------------

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                               For the Year Ended
                                                  --------------------------------------------
                                                  December 31,    December 31,    December 31,
                                                      2003            2002            2001
                                                  ------------    ------------    ------------
Tax at U.S. statutory rate                        $  7,916,054    $  8,724,119    $  4,041,603
Increase (decrease) in tax resulting from:
  Higher effective rates on earnings
    of foreign operations and tax
    benefit of foreign losses not
    recognized, net                                    508,896         610,115         283,351
  Nondeductible meals and
    entertainment                                    1,087,118         955,536         828,500
  Nondeductible goodwill amortization/write-off                                        310,663
  Reduction of income tax reserves                (    500,000)                   (  2,359,511)
  Non-taxable interest income                     (    540,607)   (    336,974)   (    228,378)
  Decrease to deferred tax
    asset valuation allowance                     (    290,210)                   (  1,157,056)
  State and local taxes, net                         1,820,720       2,110,880         657,993
  Other                                           (    252,689)         67,082    (    202,492)
                                                  ------------    ------------    ------------
                                                  $  9,749,282    $ 12,130,758    $  2,174,673
                                                  ============    ============    ============

NOTE 17 - STOCKHOLDERS' EQUITY:
-------------------------------

Dividends:
---------

During 2003, the Company declared and paid its first two quarterly common stock dividends, each at the rate of $.0625 per share ($.25 per share on an annualized basis), for aggregate payments of $877,988.

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

------------------------------------------

Common stock and warrants:
-------------------------

At December 31, 2000, the Company had outstanding 8,120,835 shares of common stock and held 3,271,434 shares of common stock in treasury. The Company also had outstanding 685,948 redeemable purchase warrants issued in connection with the Company's 1994 initial public offering (the "IPO Warrants") and 49,032 Series B redeemable common stock purchase warrants issued in connection with the acquisition of EBIC (the "Acquisition Warrants"). Both series of warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share.

In January 2001, the Company purchased 242,142 shares of its outstanding common stock, at an aggregate purchase price of $293,156, representing the remaining authorization under an 833,744 share repurchase program approved by the Board of Directors in May 2000. The Board of Directors then approved an additional repurchase authorization of up to 787,869 shares, or 10% of the then outstanding common stock, which was completed in July 2001 at an aggregate purchase price of $1,907,660. In July 2001 the Board of Directors approved an additional repurchase authorization of up to 709,082 shares, again representing 10% of the then-outstanding common stock. This authorization was further expanded by 490,918 shares, to 1,200,000 shares, by the Board of Directors in late September 2001. Through December 31, 2001, the Company had purchased 214,000 shares under this expanded authorization at an aggregate purchase price of $810,725.

In August 2001, the Company received 22,528 shares into treasury in settlement of an $81,733 obligation owed the Company in connection with the settlement of escrow arrangements related to the Company's acquisition of Tradesoft Technologies, Inc.

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

During the year ended December 31, 2003 the Company's Board of Directors increased the July 2001 repurchase program authorization by an additional 700,000 shares, to a total authorization of 1,900,000 shares, and purchased an additional 616,300 shares under this expanded authorization at an aggregate purchase price of $4,736,301. The Company also issued an aggregate of 562,062 shares in 2003 pursuant to options exercised under the Company's 1996 Stock Option Plan and the Company's 2002 Stock Option Plan (collectively, the "Option Plans"). In connection with certain exercises, the Company received 62,199 shares into treasury as consideration for exercise prices aggregating $826,303.

As a result of the foregoing activity, at December 31, 2003 and 2002, the Company had outstanding 7,138,723 and 7,255,160 shares of common stock, respectively, and held 5,655,903 and 4,977,404 shares of common stock in treasury, respectively.

At December 31, 2003, the Company had 2,390,438 shares of common stock reserved for issuance upon exercise of options pursuant to the Option Plans and 925,000 shares reserved in treasury for the exercise of warrants pursuant to a warrant program established to provide inducements and incentives in connection with the formation of a new leveraged finance department.

NOTE 18 - STOCK OPTION AND WARRANT PLANS:
----------------------------------------

Stock Options:
-------------

The Company's 1996 Stock Option Plan, as amended, provides for the granting of stock options to directors, executive officers and key employees of the Company and its subsidiaries, generally as determined by the compensation committee of the Company's Board of Directors. Options to purchase a maximum of 1,800,000 shares of common stock are available under the 1996 Stock Option Plan. The Company's 2002 Stock Option Plan provides for incentive awards to directors, officers, employees and consultants of the Company and its subsidiaries, including the granting of stock options, stock appreciation rights, restricted stock and stock bonus awards as determined by the compensation committee of the Company's Board of Directors. A total of 1,500,000 shares were authorized for awards under the 2002 Stock Option Plan. Options under the Option Plans may be in the form of incentive stock options ("ISOs") and non-qualified stock options. In the case of ISOs, the duration of the option may not exceed 10 years (five years for a 10% or more stockholder) and the exercise price must be at least equal to the fair market value of a share of common stock on the date of grant (110% of the fair market value for a 10% or more stockholder). Employee options granted to date vest and become exercisable in equal installments on each anniversary of the date of grant for periods of four or five years. Non-employee director grants granted to date vest in equal 50% installments on the dates that are six and twelve months following the date of grant. Upon a change in control of the Company, as defined in the Option Plans, all unvested options automatically vest. Under the Option Plans, unless otherwise determined by the compensation committee, options may only be exercised during the period of employment or service with the Company or the 30-day period thereafter (or, in the case of death, disability or retirement, the one-year period thereafter).

A summary of the Company's stock option activity follows:

                                      December 31, 2003               December 31, 2002               December 31, 2001
                                  -------------------------      ---------------------------     ---------------------------
                                                   Weighted                         Weighted                        Weighted
                                                   Average                          Average                         Average
                                   Number of       Exercise        Number of        Exercise       Number of        Exercise
                                    Shares          Price           Shares           Price          Shares           Price
                                  ----------       --------      -----------        --------     -----------        --------
Outstanding at
  beginning of year                1,700,000         $3.14         1,470,750         $2.29         1,755,000         $2.14
Granted                              485,000          9.68           426,250          5.79           335,000          2.88
Exercised                         (  562,062)         2.52       (   127,000)         2.12       (   220,500)         2.01
Canceled                          (   75,000)         6.95       (    70,000)         3.23       (   398,750)         2.28
                                  ----------         -----       -----------         -----       -----------         -----
Outstanding
  at end of year                   1,547,938         $5.22         1,700,000         $3.14         1,470,750         $2.29
                                  ==========         =====       ===========         =====       ===========         =====
Exercisable
  at end of year                     735,750         $2.74         1,030,625         $2.20           978,313         $2.12
                                  ==========         =====       ===========         =====       ===========         =====
Weighted average
  fair value of
  options granted
  during the year                                    $6.26                           $4.47                           $2.05
                                                     =====                           =====                           =====

At December 31, 2003 there were 794,500 options outstanding with exercise prices ranging from $2.00 to $3.00, 318,438 options outstanding with exercise prices ranging from $5.14 to $6.00 and 435,000 options outstanding with exercise prices ranging from $9.35 to $10.70. The weighted-average remaining contractual life of all options outstanding approximates 7.1 years.

During 2002, the Company issued 500,000 common stock purchase warrants to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants were issued at an exercise price of $5.875 with vesting at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program also included the granting of up to an additional

----------------------------------------------------

500,000 common stock purchase warrants upon the achievement of specific performance goals, with the same vesting schedule and with exercise prices equal to the higher of book value per share or the fair market value per share of the Company's common stock at the time of grant. During 2003, 75,000 of the Leveraged Finance Warrants were cancelled and the remaining 425,000 were cancelled in January 2004.

The Company has elected to continue to follow APB 25 in accounting for the Option Plans and the Leveraged Finance Warrants. Accordingly, the Company has not recognized any compensation cost associated with the Option Plans and the Leveraged Finance Warrants since the market prices of the underlying stock on the option and warrant grant dates were not greater than the exercise prices. As required by SFAS 123, however, the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs under the Option Plans and the Leveraged Finance Warrants had been recognized using the fair value method of SFAS 123. Because stock options under the Option Plans and the Leveraged Finance Warrants have characteristics significantly different from those of traded options and warrants and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for grants in 2003, 2002 and 2001 with the following weighted average assumptions: expected volatility of 98%, 101% and 89%, respectively; risk free interest rate of 3.1%, 4.5% and 4.9%, respectively; and an expected option life of five years.

                                                             For the Year Ended
                                               ----------------------------------------------
                                               December 31,     December 31,     December 31,
                                                   2003             2002             2001
                                               ------------     ------------     ------------
Net income                     As reported     $ 16,314,792     $ 12,546,624     $  9,038,402
                               Pro forma         15,358,744       11,733,262        8,385,408

Basic earnings per share       As reported             2.33             1.72             1.23
                               Pro forma               2.20             1.61             1.14

Diluted earnings per share     As reported             1.98             1.53             1.16
                               Pro forma               1.87             1.43             1.08

NOTE 19 - COMMITMENTS:
---------------------

The Company is obligated under certain non-cancelable leases for office space and equipment and under telecommunication services contracts. Operating leases for office space contain escalation clauses for base rent, maintenance and real estate tax increases. In March 2003, EBI entered into various sale-leaseback transactions for equipment aggregating $5.2 million under a master lease agreement with GECC. Since these leases do not meet one or more of the criteria for capital lease treatment, they are classified as operating leases and are not recorded on the consolidated statement of financial condition.

Future minimum rental commitments for operating leases that have initial or remaining terms in excess of one year approximate the following:

                  Year
                  ----

                  2004                      $  12,527,124
                  2005                          6,888,211
                  2006                          6,351,958
                  2007                          5,348,168
                  2008                          5,338,266
                  Thereafter                   41,529,279
                                            -------------
                                            $  77,983,006
                                            =============

Rental expense, net of sub-rental income, amounted to approximately $5,539,484, $3,642,000 and $3,416,000 in 2003, 2002 and 2001, respectively.

NOTE 20 - CONTINGENCIES:
-----------------------

Counterparty Risk and Guarantees:
--------------------------------

The Company clears certain of its securities transactions with its institutional counterparties through clearing firms on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing firms, the clearing firms generally have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As there is no contractual limitation on these charges, the Company believes there is no maximum amount assignable to this risk. At December 31, 2003 and 2002, the Company has recorded no liabilities with respect to this risk. During 2003 and 2002, the Company made no payments to its clearing firms related to these rights.

The Company has the right to pursue collection or performance from counterparties who do not perform under their contractual obligations. The Company and its clearing firms have a policy of reviewing, on an ongoing basis, the credit standing of the Company's counterparties.

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

At December 31, 2002, MFI had outstanding when-issued equity trading contracts for the common stock of NTL Inc. ("NTL"), at the time a Chapter 11 debtor, with notional values of $2.0 million of sales and $1.0 million of purchases. Since these contracts were not assured of settling as of December 31, 2002, the net mark-to-market gain of $180,499 was deferred from revenue.

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

On January 16, 2003, MFI sought and obtained from the Bankruptcy Court handling NTL's case a temporary order that required and caused many of its when-issued trades to settle on an adjusted basis reflecting a one-for-four reverse stock split. Because the relief was temporary and not all of the trades settled on this basis, MFI has subsequently filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, that seeks a permanent and uniform adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, in both of these Courts. In September 2003, the Bankruptcy Court abstained from further exercise of its jurisdiction in the cases before it in favor of centralizing proceedings in the New York State Supreme Court.

Included in principal transactions for the year ended December 31, 2003 is a loss of $5.1 million recorded for the settlement of the NTL when-issued trades. This loss includes the estimated damages payable if the above proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. The loss could be higher to the extent that the proceedings conclude that MFI as a purchaser of NTL when-issued shares should have settled its transactions on an adjusted basis, but, as seller of such shares, should have settled its transactions on an unadjusted basis. The loss also

-----------------------------------

could be higher if such proceedings require the effect of unadjusted settlement be achieved through the payment of damages at a level higher than MFI's recorded estimate of damages potentially payable. On the other hand, the loss also could be lower in the reverse of such scenarios or to the extent that MFI prevails in the proceedings above. In addition, general, administrative and other expenses include related legal fees incurred during the year ended December 31, 2003 of $700,000.

In March 2004, the New York State Supreme Court entered a summary judgment decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. The decision, however, remains subject to the entry of a final order implementing its terms and possible appeal. Accordingly, MFI does not intend to reverse any of the $5.1 million loss recorded during 2003 except to the extent MFI achieves a final resolution, whether by mutual consent, appeal or otherwise, with any of the counterparties with whom it traded. Since the Court's decision, one such final resolution has already been achieved, and will result in MFI recording a $625,000 pre-tax benefit in the first quarter of 2004.

U.K. National Insurance:
-----------------------

The Company has received demands from the Inland Revenue in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to employee bonuses paid during the period from August 1994 to February 1998 in the amount of approximately (pound)1.7 million (approximately $3.1 million at December 31, 2003), plus interest estimated at approximately (pound)654,000 through December 31, 2003 (approximately $1.2 million). The Company has formally challenged these demands as it believes the respective bonus payment methods used did not require NIC payments under existing legislation. At December 31, 2003, the Company had reserved approximately $3.7 million against this demand and future demands from the Inland Revenue for NIC related to employee bonuses paid after February 1998. Based upon this level of reserves, management does not anticipate the ultimate outcome of this or future NIC matters will have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 21 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in GSD-FICC requires it to maintain minimum excess regulatory net capital of $10,000,000. In addition, as a result of the upgrade of MFI's GSD-FICC membership to dealer status in March 2003, MFI is required to maintain combined stockholder's equity and subordinated borrowing equal to $25 million. At December 31, 2003, MFI had regulatory net capital of $50.1 million, a regulatory net capital requirement of $250,000 and combined stockholder's equity and subordinated borrowing of $55.8 million. EBL is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand. At December 31, 2003, EBL had financial resources in accordance with FSA's rules of (pound)4.5 million ($8.1 million) and a financial resources requirement of (pound)3.2 million ($5.7 million).

NOTE 22 - SEGMENT REPORTING:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. For the purpose of this disclosure, operating revenues include commission income, principal transactions and information sales revenue. The Company has defined its operating segments based upon geographic location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include the balances for all its U.S. based operations. United Kingdom amounts include the consolidated balances for EBL, with net income (loss) amounts net of Monecor's minority interest prior to the Company's purchase of the interest in February 2003 (see Note 10). Japan amounts primarily reflect the non-equity earnings
(loss) from contractual arrangement (Tokyo Venture). See Note 11 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments that do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

The accounting policies of the segments are the same as those described in Note
2.

                                              United            United
                                              States            Kingdom               Japan          All Other           Total
                                         ---------------    ---------------        -----------    ---------------   ---------------
2003
----

Operating revenues                       $   106,290,191    $    70,358,981        $              $     6,262,486   $   182,911,658
Interest income                                5,895,773            555,351                                 1,179         6,452,303
Interest expense on securities
  indebtedness                                 4,117,319                                                                  4,117,319
Other interest expense                           438,327            140,053                                                 578,380
Depreciation and amortization                  1,998,890          1,139,711                                81,976         3,220,577
Provision for income taxes                     6,778,509          2,728,526                               242,247         9,749,282
Non-equity loss from contractual
  arrangement                                                                      ( 1,560,281)                     (     1,560,281)
Net income (loss)                              9,963,568          6,898,667        ( 1,517,882)           970,439        16,314,792
Assets                                     1,649,597,122         33,182,725            179,899          5,141,732     1,688,101,478
Capital expenditures                           8,816,779            843,213                                82,252         9,742,244

2002
----

Operating revenues                       $   101,096,048    $    52,717,957        $              $     4,596,482   $   158,410,487
Interest income                                1,781,994            411,917                 18              1,837         2,195,766
Interest expense on securities
  indebtedness                                   147,865                                                                    147,865
Other interest expense                           144,372             55,334                                                 199,706
Depreciation and amortization                  1,413,595            905,006                                87,233         2,405,834
Provision for income taxes                    10,432,832          1,549,168                               148,758        12,130,758
Non-equity loss from contractual
  arrangement                                                                      ( 1,184,233)                     (     1,184,233)
Net income (loss)                             12,368,617          1,064,250        ( 1,287,064)           400,821        12,546,624
Assets                                       111,571,666         28,297,516            196,825          2,781,296       142,847,303
Capital expenditures                           6,839,528            664,444                               107,544         7,611,516

---------------------------------------

                                              United            United
                                              States            Kingdom               Japan          All Other           Total
                                         ---------------    ---------------        -----------    ---------------   ---------------
2001
----

Operating revenues                       $    93,295,842    $    50,239,021        $              $     5,017,907   $   148,552,770
Interest income                                1,881,779            641,814                 77              3,909         2,527,579
Interest expense on securities
  indebtedness                                   444,174                                                                    444,174
Other interest expense                           138,660            305,088                                                 443,748
Depreciation and amortization                  2,606,071            822,768                               169,741         3,598,580
Provision (benefit) for income taxes             420,636          1,723,759        (    51,130)            81,408         2,174,673
Income from unconsolidated affiliates              9,992                                                                      9,992
Non-equity loss from contractual
  arrangement                                                                      (   694,083)                     (       694,083)
Net income (loss)                              7,762,756          1,711,372        (   622,924)           187,198         9,038,402
Assets                                       270,102,520         22,967,639          7,106,600          2,613,050       302,789,809
Capital expenditures                           1,715,285            325,660                                67,167         2,108,112

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                                     2003              2002               2001
                                               ---------------    ---------------    ---------------
Interest income:
Total for reportable segments                  $     6,451,124    $     2,193,929    $     2,523,670
Other interest                                           1,179              1,837              3,909
Elimination of intersegment interest income    (       171,608)   (        48,492)   (       221,535)
                                               ---------------    ---------------    ---------------
  Consolidated total                           $     6,280,695    $     2,147,274    $     2,306,044
                                               ===============    ===============    ===============

Other interest expense:
Total for reportable segments                  $       578,380    $       199,706    $       443,748
Elimination of intersegment interest expense   (       171,608)   (        48,492)   (       221,535)
                                               ---------------    ---------------    ---------------
  Consolidated total                           $       406,772    $       151,214    $       222,213
                                               ===============    ===============    ===============

Assets:
Total for reportable segments                  $ 1,682,959,746    $   140,066,007    $   300,176,759
Other assets                                         5,141,732          2,781,296          2,613,050
Elimination of intersegment receivables        (    11,878,858)   (     6,273,360)   (    10,376,533)
Elimination of investments in
  other segments                               (    13,095,984)   (    13,095,984)   (    13,095,984)
                                               ---------------    ---------------    ---------------
  Consolidated total                           $ 1,663,126,636    $   123,477,959    $   279,317,292
                                               ===============    ===============    ===============

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
-------------------------------------------------------

The following table reflects the unaudited quarterly results of operations of the Company for 2003 and 2002.

                                                                        For the Three Months Ended
                                                   ----------------------------------------------------------------
2003                                                 March 31          June 30        September 30     December 31
----                                               ------------      -----------      ------------     ------------

Net revenues                                       $ 37,342,741      $ 52,214,646     $ 57,535,450     $ 47,656,352
Costs and expenses                                   38,518,831        47,670,572       49,087,144       46,115,397
(Loss) income before provision for income
  taxes and minority interest and
  extraordinary item                               (  2,080,024)       7,725,098       14,592,569        3,044,869
(Loss) income before extraordinary item            (  1,176,090)       4,544,074        8,448,306        1,540,955
Extraordinary gain on purchase of
  minority interest                                   2,957,547
Net income                                            1,781,457         4,544,074        8,448,306        1,540,955
Weighted average common shares
  outstanding - basic                                 7,130,991         6,875,169        6,889,677        7,055,723
Weighted average common shares
  outstanding - diluted                               7,130,991         8,046,794        8,154,004        8,214,608
Basic (loss) earnings per share:
  (Loss) income before extraordinary item          ($       .16)     $        .66     $       1.23     $        .22
  Extraordinary gain on purchase of
    minority interest                                       .41
  Net income                                                .25               .66             1.23              .22
Diluted (loss) earnings per share:
  (Loss) income before extraordinary item          (        .16)              .56             1.04              .19
  Extraordinary gain on purchase of
    minority interest                                       .41
  Net income                                                .25               .56             1.04              .19

2002
----

Net revenues                                       $ 37,496,874      $ 38,480,395     $ 44,501,374     $ 49,924,313
Costs and expenses                                   36,129,675        36,370,985       41,391,173       43,964,499
Income before provision for income
  taxes and minority interest                         3,029,011         4,551,390        6,123,460       11,955,312
Net income                                            1,367,199         2,109,410        3,110,201        5,959,814
Weighted average common shares
  outstanding - basic                                 7,026,385         7,472,870        7,425,138        7,288,535
Weighted average common shares
  outstanding - diluted                               7,959,720         8,447,869        8,268,393        8,159,599

Basic earnings per share                           $        .19      $        .28     $        .42     $        .82

Diluted earnings per share                                  .17               .25              .38              .73

                                  EXHIBIT INDEX

Exhibit No.                                   Description
-----------                                   -----------

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

  3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

  3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"))

  4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994)

  4.2 Warrant Agreement, dated as of April 19, 2002, by and between the Registrant and certain employees (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated April 23, 2002)

  4.3 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (incorporated herein by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

  4.4 Amendment No. 1, dated July 26, 2001, to the Rights Agreement (incorporated herein by reference to Exhibit 4.6a of the Registrant's Current Report on Form 8-K, dated July 27, 2001)

  4.5 Agreement on Removal of Rights Agent and Appointment of Successor Rights Agent, dated as of September 9, 2003, by and among the Registrant, Continental Stock Transfer & Trust Company and The Bank of New York*

 10.1 Sublease Agreement, dated as of August 1, 2002, by and between Prudential Securities Incorporated, as sublessor, and Euro Brokers Inc., as sublessee (without exhibits) (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "September 2002 Form 10-Q"))

 10.2 Subordination, Recognition and Attornment Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential Securities Incorporated, as sublandlord, and Euro Brokers Inc., as subtenant (incorporated herein by reference to Exhibit 10.2 of the September 2002 Form 10-Q)

 10.3 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

 10.4 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.5+ Maxcor Financial Group Inc. 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)

 10.6+ Maxcor Financial Group Inc. 2002 Stock Option Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, dated April 30, 2002 (the "2002 Proxy Statement"))

 10.7+ Maxcor Financial Group Inc. Key Executive Incentive Bonus Plan (incorporated herein by reference to Appendix B of the 2002 Proxy Statement)

 10.8+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Gilbert Scharf (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"))

 10.9+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Keith Reihl (incorporated herein by reference to Exhibit 10.9 of the 2002 Form 10-K)

 10.10+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Roger Schwed (incorporated herein by reference to Exhibit 10.10 of the 2002 Form 10-K)

 10.11+ Employment Agreement, dated as of October 1, 2002, by and between the Registrant and Steven Vigliotti (incorporated herein by reference to Exhibit 10.11 of the 2002 Form 10-K)

 10.12+ Employment Agreement, dated 1 October 2000, by and between Euro Brokers Finacor Limited and Robin Adrian Clark (the "Clark Employment Agreement") (incorporated herein by reference to
               Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

 10.13+ Amendment, dated 1 October 2002, to the Clark Employment Agreement (incorporated herein by reference to Exhibit 10.13 of the 2002 Form 10-K)

 10.14+ Change in Control Severance Agreement, dated as of October 1, 2002, by and between the Registrant and Robin Adrian Clark (incorporated herein by reference to Exhibit 10.14 of the 2002 Form 10-K)

 10.15 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000) (1)

 10.16 Securities Clearance Agreement, dated as of August 15, 2002, between Maxcor Financial Inc. and The Bank of New York (incorporated herein by reference to Exhibit 10.3 to the September 2002 Form 10-Q) (1)

 10.17         Credit Agreement, dated March 27, 2003, between Euro Brokers Inc.
               and The Bank of New York (the "Credit Agreement") (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
               2003)(1)

 10.18 Amendments No. 1, 2 and 3, dated June 26, 2003, September 29, 2003 and November 14, 2003, respectively, to the Credit Agreement*

 21            Subsidiaries of the Registrant*

 23            Consent of PricewaterhouseCoopers LLP*

 31.1          Rule 13a-14(a) Certification of Principal Executive Officer*

 31.2          Rule 13a-14(a) Certification of Principal Financial Officer*

 32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers*

--------------------------
*   Filed herewith

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment granted or requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.