Form 10-Q
period 2004-03-31
MAXCOR FINANCIAL GROUP INC
filed 2004-05-17
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004


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

                  Yes [ ]                            No [X]

                  The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of May 13, 2004 was 7,121,855.

                        The Exhibit Index is on Page 27.

                               Page 1 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                     3

      Consolidated Statements of Financial Condition                          4

      Consolidated Statements of Operations                                   5

      Consolidated Statements of Changes in Stockholders' Equity              6

      Consolidated Statements of Cash Flows                                   7

      Notes to the Consolidated Financial Statements                          9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           23

Item 4. Controls and Procedures                                              23


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                                24

Item 6. Exhibits and Reports on Form 8-K                                     25

Signatures                                                                   26

Exhibit Index                                                                27

                               Page 2 of 59 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 MARCH 31, 2004
                                 --------------
                                   (Unaudited)



                               Page 3 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

ASSETS                                                                    March 31, 2004     December 31, 2003
------                                                                  -----------------    -----------------
Cash and cash equivalents                                               $      42,959,472    $      67,170,247
Securities purchased under agreements to resell                               351,677,161        1,446,677,977
Deposits with clearing organizations                                           11,322,895            8,848,729
Receivable from broker-dealers and customers                                   37,359,047           22,324,106
Securities failed-to-deliver                                                   82,434,525           90,669,388
Securities owned                                                               42,344,619            6,687,124
Prepaid expenses and other assets                                               6,507,957            7,003,794
Deferred tax asset                                                                719,310              734,408
Fixed assets                                                                   12,718,555           13,010,863
                                                                        -----------------    -----------------

Total assets                                                            $     588,043,541    $   1,663,126,636
                                                                        =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold under agreements to repurchase                        $     342,336,436    $   1,470,461,908
  Payable to broker-dealers and customers                                       6,270,471
  Securities failed-to-receive                                                 77,379,365           66,544,835
  Securities sold, not yet purchased                                           47,374,070               22,428
  Accounts payable and accrued liabilities                                     19,973,815           21,137,048
  Accrued compensation payable                                                 19,730,184           30,198,757
  Income taxes payable                                                          2,341,211            1,469,456
  Deferred taxes payable                                                        4,854,012            5,043,758
  Obligations under capitalized leases                                            469,179              703,944
  Revolving credit facility                                                     5,000,000            7,500,000
                                                                        -----------------    -----------------
                                                                              525,728,743        1,603,082,134
                                                                        -----------------    -----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at March 31, 2004 and December 31, 2003
  Common stock, $.001 par value, 30,000,000 shares authorized;
     12,847,876 and 12,794,626 shares issued at March 31, 2004
     and December 31, 2003, respectively                                           12,848               12,795
  Additional paid-in capital                                                   38,972,722           38,718,445
  Treasury stock at cost; 5,680,903 and 5,655,903 shares of
     common stock held at March 31, 2004 and December 31,
     2003, respectively                                                (       17,052,821)  (       16,771,571)
  Retained earnings                                                            38,336,634           36,178,583
  Accumulated other comprehensive income:
     Foreign currency translation adjustments                                   2,045,415            1,906,250
                                                                        -----------------    -----------------
     Total stockholders' equity                                                62,314,798           60,044,502
                                                                        -----------------    -----------------

Total liabilities and stockholders' equity                              $     588,043,541    $   1,663,126,636
                                                                        =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                            For the Three Months Ended
                                                         --------------------------------
                                                         March 31, 2004    March 31, 2003
                                                         --------------    --------------
Revenue:
  Commission income                                      $   48,050,301    $   41,149,353
  Principal transactions                                      3,500,510   (     4,081,752)
  Interest income                                             1,926,968           639,716
  Other                                                 (       375,616)  (       319,478)
                                                         --------------    --------------
Gross revenue                                                53,102,163        37,387,839
Interest expense on securities indebtedness                   1,695,279            45,098
                                                         --------------    --------------
Net revenue                                                  51,406,884        37,342,741
                                                         --------------    --------------

Costs and expenses:
  Compensation and related costs                             33,975,005        29,807,150
  Communication costs                                         3,406,872         3,240,791
  Travel and entertainment                                    2,774,983         1,911,897
  Occupancy and equipment rental                              2,538,472         1,108,520
  Clearing and execution fees                                 1,012,354           869,471
  Depreciation and amortization                                 809,143           765,735
  Other interest expense                                         53,249            36,477
  General, administrative and other expenses                  1,904,804         1,682,724
                                                         --------------    --------------
                                                             46,474,882        39,422,765
                                                         --------------    --------------

Income (loss) before provision for income taxes,
  minority interest and extraordinary item                    4,932,002   (     2,080,024)

Provision (benefit) for income taxes                          2,326,562   (     1,079,919)
                                                         --------------    --------------

Income (loss) before minority interest and
  extraordinary item                                          2,605,440   (     1,000,105)

Minority interest in income of consolidated subsidiary                    (       175,985)
                                                         --------------    --------------

Income (loss) before extraordinary item                       2,605,440   (     1,176,090)

Extraordinary gain on purchase of minority interest                             2,957,547
                                                         --------------    --------------

Net income                                               $    2,605,440    $    1,781,457
                                                         ==============    ==============

Basic earnings (loss) per share:
  Income (loss) before extraordinary item                $          .36   ($          .16)
  Extraordinary gain on purchase of minority interest                                 .41
                                                         --------------    --------------
  Net income                                             $          .36    $          .25
                                                         ==============    ==============

Diluted earnings (loss) per share:
  Income (loss) before extraordinary item                $          .32   ($          .16)
  Extraordinary gain on purchase of minority interest                                 .41
                                                         --------------    --------------
  Net income                                             $          .32    $          .25
                                                         ==============    ==============

Cash dividends per share of common stock                 $        .0625    $
                                                         ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
           FOR THE PERIODS ENDED DECEMBER 31, 2003 AND MARCH 31, 2004
           ----------------------------------------------------------
                                   (Unaudited)

                                                                                                         Accumulated
                                                             Additional                                     Other
                               Comprehensive     Common       Paid-in       Treasury        Retained    Comprehensive
                                   Income        Stock        Capital         Stock         Earnings        Income        Total
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at December 31, 2002                  $     12,233  $ 36,517,908  ($ 11,208,967)  $ 20,741,779   $  1,530,133  $ 47,593,086
Comprehensive income
  Net income for the year
    ended December 31, 2003     $ 16,314,792                                                16,314,792                   16,314,792
  Foreign currency
    translation
    adjustment
    (inclusive of income
    tax benefit of $2,712)           376,117                                                                  376,117       376,117
                                ------------
Comprehensive income            $ 16,690,909
                                ============
Exercise of stock
  options, including
  tax benefit of
  $763,293                                             562     2,200,537  (     826,303)                                  1,374,796
Acquisition of treasury stock                                             (   4,736,301)                              (   4,736,301)
Common stock dividends                                                                   (     877,988)               (     877,988)
                                              ------------  ------------   ------------   ------------   ------------  ------------
Balance at December 31, 2003                        12,795    38,718,445  (  16,771,571)    36,178,583      1,906,250    60,044,502
Comprehensive income
   Net income for the
    three months ended
    March 31, 2004              $  2,605,440                                                 2,605,440                    2,605,440
   Foreign currency
     translation
     adjustment (inclusive
     of income tax benefit
     of $172,864)                    139,165                                                                  139,165       139,165
                                ------------
Comprehensive income            $  2,744,605
                                ============
Exercise of stock options,
  including tax benefit
  of $63,619                                            53       254,277                                                    254,330
Acquisition of treasury stock                                             (     281,250)                              (     281,250)
Common stock dividends                                                                   (     447,389)               (     447,389)
                                              ------------  ------------   ------------   ------------   ------------  ------------
Balance at March 31, 2004                     $     12,848  $ 38,972,722  ($ 17,052,821)  $ 38,336,634   $  2,045,415  $ 62,314,798
                                              ============  ============   ============   ============   ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                        ------------------------------------
                                                                         March 31, 2004      March 31, 2003
                                                                        ----------------    ----------------
Cash flows from operating activities:
     Net income                                                         $      2,605,440    $      1,781,457
     Adjustments to reconcile net income to net cash used in
      operating activities:
       Depreciation and amortization                                             809,143             765,735
       Provision for doubtful accounts                                            11,064               1,403
       Gain on purchase of minority interest                                                (      2,957,547)
       Gain on disposal of fixed assets                                 (         37,267)
       Minority interest in net earnings of consolidated
         subsidiary                                                                                  175,985
       Unreimbursed losses of contractual arrangements                           318,561             529,348
       Deferred income taxes                                            (        158,090)   (         31,569)
     Change in assets and liabilities:
       Decrease in securities purchased under agreements to resell         1,095,000,816
       (Increase) decrease in deposits with clearing organizations      (      2,474,166)              2,047
       Increase in receivable from broker-dealers and customers         (     14,851,496)   (      1,879,810)
       Decrease (increase) in securities failed-to-deliver                     8,234,863    (     14,688,312)
       (Increase) decrease in securities owned                          (     35,654,326)          9,585,405
       Decrease (increase) in prepaid expenses and other assets                  599,668    (      1,646,479)
       Decrease in securities sold under agreements to repurchase       (  1,128,125,472)
       Increase (decrease) in payable to broker-dealers and customers          6,270,471    (      6,553,339)
       Increase in securities failed-to-receive                               10,834,530          14,540,884
       Increase in securities sold, not yet purchased                         47,351,642
       Decrease in accounts payable and accrued liabilities             (      1,614,896)   (      1,713,652)
       Decrease in accrued compensation payable                         (     10,915,804)   (      7,646,665)
       Increase (decrease) in income taxes payable                               891,582    (        432,415)
                                                                        ----------------    ----------------
           Net cash used in operating activities                        (     20,903,737)   (     10,167,524)
                                                                        ----------------    ----------------

Cash flows from investing activities:
     Purchase of fixed assets                                           (        866,567)   (      5,688,342)
     Purchase of minority interest                                                          (      2,613,156)
     Proceeds from the sale of fixed assets                                      220,593
                                                                        ----------------    ----------------
           Net cash used in investing activities                        (        645,974)   (      8,301,498)
                                                                        ----------------    ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 59 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                      For the Three Months Ended
                                                                   --------------------------------
                                                                   March 31, 2004    March 31, 2003
                                                                   --------------    --------------
Cash flows from financing activities:
    Proceeds from exercise of options                                     190,711           142,610
    (Repayments) borrowings under revolving credit facility, net  (     2,500,000)       15,000,000
    Repayment of obligations under capitalized leases             (        29,510)  (        46,923)
    Common stock dividends                                        (       447,389)
    Proceeds from asset sales under sale-leaseback transactions                           5,220,658
    Acquisition of treasury stock                                 (       281,250)  (     1,256,077)
                                                                   --------------    --------------
        Net cash (used in) provided by financing activities       (     3,067,438)       19,060,268
                                                                   --------------    --------------

Effect of exchange rate changes on cash                                   406,374   (       179,009)
                                                                   --------------    --------------

Net (decrease) increase in cash and cash equivalents              (    24,210,775)          412,237

Cash and cash equivalents at beginning of period                       67,170,247        52,781,616
                                                                   --------------    --------------

Cash and cash equivalents at end of period                         $   42,959,472    $   53,193,853
                                                                   ==============    ==============

Supplemental disclosures of cash flow information:

Interest paid                                                      $    1,667,619    $      171,738
Income taxes paid                                                         990,612           453,847
Income tax benefit on option exercises                                     63,619            14,110

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 59 Pages

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K").

                               Page 9 of 59 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the control number for determining the dilutive impact of common stock equivalents on earnings per share is the amount before extraordinary item. Since this amount for the three months ended March 31, 2003 was a loss, the impact of common stock equivalents on earnings per share for the prior period was considered antidilutive, even though the impact solely on net income per share was dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and March 31, 2003:

                                                            Three Months Ended
                                                      -------------------------------
                                                      March 31, 2004   March 31, 2003
                                                      --------------   --------------
Income (loss) before extraordinary item               $    2,605,440  ($    1,176,090)
Extraordinary gain on purchase of minority interest                         2,957,547
                                                      --------------   --------------
Net income                                            $    2,605,440   $    1,781,457
                                                      ==============   ==============

Weighted average common shares outstanding -
    basic calculations                                     7,153,981        7,130,991
Dilutive effect of stock options and warrants                928,533
                                                      --------------   --------------
Weighted average common shares outstanding -
    diluted calculations                                   8,082,514        7,130,991
Basic earnings per share:
    Income (loss) before extraordinary item           $          .36  ($          .16)
    Extraordinary gain on purchase of minority
      interest                                                                    .41
                                                      --------------   --------------
    Net income                                        $          .36   $          .25
                                                      ==============   ==============

Diluted earnings per share:
    Income (loss) before extraordinary item           $          .32  ($          .16)
    Extraordinary gain on purchase of minority
      interest                                                                    .41
                                                      --------------   --------------
    Net income                                        $          .32   $          .25
                                                      ==============   ==============

Antidilutive common stock equivalents:
    Options                                                                 1,715,000
    Warrants                                                                  425,000

NOTE 3 - REPURCHASE AND REVERSE REPURCHASE AGREEMENTS:
-----------------------------------------------------

Transactions involving the purchase of U.S. Treasury and federal agency securities under agreements to resell (reverse repurchase agreements) and the sale of U.S. Treasury and federal agency securities under agreements to repurchase (repurchase agreements) are treated as collateralized financings and recorded at contracted amounts, plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 41 are satisfied. Income and expense on these agreements are recognized as interest over the life of the transaction.

                              Page 10 of 59 Pages

-----------------------------------------------------------------

The Company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of March 31, 2004, the fair value of securities received as collateral under reverse repurchase agreements of $593.3 million was repledged under repurchase agreements.

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

Common stock, options and warrants:
----------------------------------

At December 31, 2003, the Company had 7,138,723 shares of common stock outstanding and held 5,655,903 shares in treasury.

During the three months ended March 31, 2004 the Company repurchased 25,000 shares under its existing share repurchase program for an aggregate purchase price of $281,250. This program was authorized by the Board of Directors in July 2001 and was expanded in September 2001 and again in April 2004. As of March 31, 2004, the remaining authorization under this expanded program was 669,193 shares. In addition, during the three months ended March 31, 2004, the Company issued 53,250 shares pursuant to options exercised under the Company's 1996 Stock Option Plan and 2002 Stock Option Plan.

As a result of these activities, at March 31, 2004, the Company had 7,166,973 shares of common stock outstanding and held 5,680,903 shares in treasury.

In January 2004, the Company cancelled all 425,000 warrants issued and outstanding under a warrant program established to provide employee inducements and incentives in connection with the formation of a leveraged finance department. The warrants had been issued in April 2002 at an exercise price of $5.875 per warrant, with vesting over four years at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and

                              Page 11 of 59 Pages

-----------------------------------------

Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," with such fair value estimated using the Black-Scholes option pricing model. The pro forma benefit for stock-based compensation during the three months ended March 31, 2004 includes the reversal of the aggregate pro forma expense of $444,153 previously determined for prior periods for the cancelled leveraged finance warrants.

                                                     Three Months Ended
                                              -------------------------------
                                              March 31, 2004   March 31, 2003
                                              --------------   --------------

Net income, as reported                       $    2,605,440   $    1,781,457
Total stock-based compensation benefit
   (expense) determined under fair value
   based method for all awards, net of
   related tax effects                               212,516  (       213,563)
                                              --------------   --------------
Pro forma net income                          $    2,817,956   $    1,567,894
                                              ==============   ==============



                                                     Three Months Ended
                                              -------------------------------
                                              March 31, 2004   March 31, 2003
                                              --------------   --------------
Earnings per share:
   Basic, as reported                         $          .36   $          .25
   Basic, pro forma                           $          .39   $          .22

   Diluted, as reported                       $          .32   $          .25
   Diluted, pro forma                         $          .35   $          .22

Dividends:
---------

On March 16, 2004, the Company paid a quarterly common stock dividend of $.0625 per share to holders of record on February 27, 2004. Based upon 7,158,223 total shares outstanding on February 27, 2004, this payment totaled $447,389.

NOTE 5 - NTL WHEN-ISSUED EQUITY TRADES:
--------------------------------------

On January 10, 2003, NTL Inc. ("NTL") emerged from Chapter 11 bankruptcy under an amended plan of reorganization providing for the issuance of 50 million shares of common stock. MFI and other participants in the when-issued trading market for NTL shares, which began in September 2002 after confirmation of NTL's prior plan of reorganization that contemplated the issuance of 200 million shares, expected the settlement of their when-issued trades would be adjusted to reflect the equivalent of a one-for-four reverse stock split. A number of buyers of NTL when-issued shares, seizing upon a Nasdaq advisory issued on January 14, 2003 that Nasdaq would neither cancel nor adjust such trades, either have retained the full, unadjusted number of shares delivered to them as a result of certain automated settlement processes or are demanding compensation for the remaining unadjusted number of shares not delivered to them if settlement was made on an adjusted basis.

                              Page 12 of 59 Pages

--------------------------------------------------

In February 2003, MFI filed a suit in the Supreme Court of the State of New York, naming all of its counterparties to its NTL when-issued trades, in order to seek a uniform, adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, both in this Court and before NASD.

Included in principal transactions for the three months ended March 31, 2003 is a loss of $5.9 million recorded on the settlement of MFI's NTL when-issued trades. This loss includes the estimated damages payable if the above proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. This loss was partially offset by an $800,000 principal transaction gain recorded during the three months ended June 30, 2003 on NTL shares determined no longer to constitute a hedge against such an outcome.

In March 2004, the New York State Supreme Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. Following this decision, MFI in March 2004 reached a permanent settlement of this dispute with its one NTL counterparty who had brought a claim before NASD, resulting in the reversal of $625,000 of the $5.1 million net loss recorded by MFI during 2003. This reversal is included as a gain in principal transactions for the three months ended March 31, 2004. As a result of this settlement, MFI's dispute with its remaining NTL counterparties is now fully centralized in only one forum (New York State Supreme Court). However, because the Court's summary judgment decision remains subject to the entry of a final order implementing its terms and possible appeal, MFI only intends to reverse additional portions of the 2003 net loss to the extent it achieves additional permanent resolutions, whether by mutual consent, completion of the appeals process or otherwise, with any of its remaining counterparties.

General, administrative and other expenses for the three months ended March 31, 2004 and March 31, 2003 include legal fees related to the NTL when-issued trade disputes of $118,000 and $200,000, respectively.

NOTE 6 - TOKYO BASED VENTURE:
----------------------------

Since 1994, the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. The Company has a 57.25% interest in the Tokyo Venture, with Nittan Capital Group Limited ("Nittan"), the TK operator, holding a 42.75% interest. Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from Nittan, and accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income or loss from contractual arrangement.

                              Page 13 of 59 Pages

----------------------------------------

Summarized operating results of the Tokyo Venture for the three month periods ended March 31, 2004 and March 31, 2003, along with the Company's share of those results, are presented below:


                                   Three Months Ended
                            --------------------------------
                            March 31, 2004    March 31, 2003
                            --------------    --------------

Revenues                    $    1,074,965    $    1,666,459
Expenses                         1,631,404         2,591,084
                            --------------    --------------
Loss                       ($      556,439)  ($      924,625)
                            ==============    ==============

Company's share            ($      318,561)  ($      529,348)
                            ==============    ==============


NOTE 7 - NET CAPITAL REQUIREMENTS:
---------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") requires it to maintain minimum excess regulatory net capital of $10,000,000 and minimum net worth (including subordinated borrowing) of $25 million. At March 31, 2004, MFI had regulatory net capital of $43.9 million, a regulatory net capital requirement of $250,000 and net worth of $55.1 million. Euro Brokers Ltd. ("EBL"), a U.K. brokerage subsidiary of the Company, is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks' average expenditures plus the amount of less liquid assets on hand. At March 31, 2004, EBL had financial resources in accordance with FSA's rules of (pound)4.5 million ($8.3 million) and a financial resources requirement of (pound)3.5 million ($6.4 million).

NOTE 8 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three-month periods respectively ended March 31, 2004 and March 31, 2003 as defined by SFAS 131 consist of the United States, United Kingdom and Japan. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations, with operating revenues and net income for the three months ended March 31, 2003 reflecting the

                              Page 14 of 59 Pages

--------------------------------------

net loss of $5.9 million recorded in that quarter on NTL when-issued equity trades (see Note 5). The net income for the United Kingdom segment for the three months ended March 31, 2003 reflects the $3.0 million extraordinary gain realized on the February 2003 purchase of the minority interest in EBL and includes the results for EBL, for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity losses from contractual arrangement (Tokyo Venture). See Note 6 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2003 and which are not expected to meet these thresholds for the year ended December 31, 2004 have been included in "All Other."

                          United States   United Kingdom       Japan          All Other         Total
Three months ended        -------------    -------------   -------------    -------------   -------------
  March 31, 2004
Operating revenues        $  27,790,960    $  21,242,184   $                $   2,517,667   $  51,550,811
Net income (loss)             1,469,343          755,534  (      318,560)         699,123       2,605,440
Assets                      575,318,487       31,565,404         183,190        6,572,103     613,639,184

Three months ended
  March 31, 2003

Operating revenues        $  19,153,515    $  16,792,169   $                $   1,246,918   $  37,192,602
Net income (loss)        (    2,029,204)       4,141,266  (      545,312)         214,707       1,781,457
Assets                      124,814,640       24,410,009         176,432        3,553,580     152,954,661

Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended March 31, 2003.

                                                       As of March 31,
                                               ------------------------------
                                                   2004              2003
                                               -------------    -------------
Total for reportable segments                  $ 607,067,081    $ 149,401,081
Other assets                                       6,572,103        3,553,580
Elimination of intersegment receivables       (   12,499,659)  (    6,526,733)
Elimination of investments in other segments  (   13,095,984)  (   13,095,984)
                                               -------------    -------------
                                               $ 588,043,541    $ 133,331,944
                                               =============    =============

                              Page 15 of 59 Pages

References in this report to "we," "us" and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Critical Accounting Policies

The following is a discussion of certain of our significant accounting policies (see Note 2 to the Consolidated Financial Statements for the fiscal year ended December 31, 2003 in the 2003 Form 10-K) that we consider to be of particular importance because they require difficult, complex or subjective judgments on matters that are often inherently uncertain.

Securities positions are carried at fair values generally based on quoted market prices. From time to time quoted market prices are not available for certain municipal or other securities positions. For such securities, we, with the assistance of independent pricing services, determine fair values by analyzing securities with similar characteristics that have quoted market prices. Consideration is given to the size of our individual positions relative to the overall market activity in such positions when determining the impact our sale would have on fair values. The assumptions used in valuing our securities positions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., interest and claims on securities settlement disputes, such as the NTL matter, and reserves for certain income tax contingencies. The determination of the amounts of these reserves requires significant judgment on our part. We consider many factors in determining the amount of these reserves, such as legal precedent and case law and historic experience. The assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be greater or less than the reserve amounts.


                        Three Months Ended March 31, 2004
                  Compared to Three Months Ended March 31, 2003

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended March 31, 2004, these revenues increased $6,900,948 to $48,050,301, compared to $41,149,353 for the comparable period in 2003, reflecting increases in London and New York. In London, the increase primarily reflected increased commissions generated by our inter-dealer brokerage operations, which included improved brokerage of derivatives products and the expansion during 2003 of our securities brokerage operations, and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars. The increase in New York was primarily attributable to increased commissions generated by our inter-dealer brokerage operations, which included improved brokerage of money market products.

                              Page 16 of 59 Pages

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For the three months ended March 31, 2004, these activities resulted in a gain of $3,500,510, compared to a loss of $4,081,752 for the three months ended March 31, 2003. This change primarily reflected the $5.9 million loss recorded by MFI during the three months ended March 31, 2003 on the settlement of its NTL when-issued equity trades and, during the three months ended March 31, 2004, the reversal of $625,000 of this loss, as well as a $1.5 million gain resulting from the resolution of contingencies associated with the settlement of certain principal transactions in the aftermath of the September 11th attacks.

As discussed in Note 5 to the Consolidated Financial Statements included in this report, the recording of this $5.9 million loss during the first quarter of 2003 (which was partially offset by a gain of $800,000 recorded during the second quarter of 2003) reflected the contingency that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. In March 2004, the New York State Supreme Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. Following this decision, MFI in March 2004 reached a permanent settlement of this dispute with its one NTL counterparty who had brought a claim before NASD, resulting in the reversal of $625,000 of the $5.1 million net loss recorded by MFI during 2003. As a result of this settlement, MFI's dispute with its remaining NTL counterparties is now fully centralized in only one forum (New York State Supreme Court). However, because the Court's summary judgment decision remains subject to the entry of a final order implementing its terms and possible appeal, MFI only intends to reverse additional portions of the 2003 net loss to the extent it achieves additional permanent resolutions, whether by mutual consent, completion of the appeals process or otherwise, with any of its remaining counterparties.

Interest income for the three months ended March 31, 2004 increased $1,287,252 to $1,926,968, compared to $639,716 for the three months ended March 31, 2003, primarily reflecting financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations we started in 2003 and coupon and financing income associated with securities positions taken by our restructured institutional corporate bond sales and trading operations.

Other items for the three months ended March 31, 2004 resulted in a loss of $375,616, as compared to a loss of $319,478 for the three months ended March 31, 2003. This increased loss resulted from the expiration of an information licensing agreement in the second half of 2003, which generated $125,000 of licensing income during the three months ended March 31, 2003, and foreign exchange losses during the first quarter of 2004, as compared to foreign exchange gains during the first quarter of 2003. Offsetting these decreases was a narrowing of the losses incurred by the Tokyo Venture. For the three months ended March 31, 2004, we recorded a loss of $318,561 on our 57.25% interest in this venture, as compared to a loss of $529,348 for the three months ended March 31, 2003.

                              Page 17 of 59 Pages

For the three months ended March 31, 2004, interest expense on securities indebtedness increased $1,650,181 to $1,695,279, compared to $45,098 for the three months ended March 31, 2003, primarily as a result of interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense on securities positions taken by our institutional corporate bond sales and trading operations.

Compensation and related costs for the three months ended March 31, 2004 increased $4,167,855 to $33,975,005, compared to $29,807,150 for the three months ended March 31, 2003, primarily as a result of increased brokerage staff in connection with the expansion of products in London and New York, the overall increase in net revenues (resulting in higher incentive-based compensation), and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Communication costs for the three months ended March 31, 2004 increased $166,081 to $3,406,872, compared to $3,240,791 for the three months ended March 31, 2003, primarily as a result of the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for the three months ended March 31, 2004 increased $863,086 to $2,774,983, compared to $1,911,897 for the three months ended March 31, 2003, reflective in part of expansion efforts in New York and London and the overall increase in net revenues.

Occupancy and equipment rental represent expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For the three months ended March 31, 2004, these costs increased $1,429,952 to $2,538,472, compared to $1,108,520 for the three months ended March 31, 2003, primarily due to an increase of $673,000 to an accrual in London for excess office space (arising from a terminated sublet) designated for sublease. This adjustment was based upon a reassessment of the length of time it will take to generate sublease income on this space. Also contributing to the increase in these costs were increased costs for office space in London and rental costs on new equipment in New York leased from General Electric Capital Corporation.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended March 31, 2004, these costs increased $142,883 to $1,012,354, compared to $869,471 for the three months ended March 31, 2003, primarily as a result of the increase in transaction volumes from our institutional sales and trading businesses and our emerging market debt brokerage business.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For the three months ended March 31, 2004, depreciation and amortization increased $43,408 to $809,143, compared to $765,735 for the three months ended March 31, 2003, primarily as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased for our new headquarters.

                              Page 18 of 59 Pages

Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capital lease obligations. For the three months ended March 31, 2004 and the three months ended March 31, 2003, these costs were $53,249 and $36,477, respectively.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended March 31, 2004, these expenses increased $222,080 to $1,904,804, as compared to $1,682,724 for the three months ended March 31, 2003, primarily as a result of increases in various general and administrative costs such as corporate insurance, securities licensing fees and office expenses. These costs also included professional fees incurred during the three months ended March 31, 2004 and the three months ended March 31, 2003 in connection with the NTL when-issued trade disputes of $118,000 and $200,000, respectively.

During the three months ended March 31, 2004, the Company recorded a provision for income taxes of $2,326,562, as compared to a benefit for income taxes during the three months ended March 31, 2003 of $1,079,919. The benefit reflected the Company's pre-tax loss, before extraordinary item, during the first quarter of 2003, incurred primarily as a result of the $5.9 million loss recorded for the NTL when-issued trade disputes.

For the three months ended March 31, 2003, minority interest in consolidated subsidiary resulted in a reduction of the net income from EBL of $175,985. The lack of minority interest in the current period is the result of the Company's purchase of the minority interest of EBL in February 2003.

During the three months ended March 31, 2003, we recorded an extraordinary gain of $2,957,547 as the result of our February 2003 discounted purchase of the 50% minority shareholding held in EBL. We purchased this interest, pursuant to the terms of an EBL shareholders agreement that we enforced in a U.K. court proceeding, as a result of the failure of the minority shareholder to provide certain requested funding to EBL in late 2000. The discounted purchase price, calculated under the agreement as 70% of the book value attributable to this shareholding as of December 2000, resulted in an extraordinary gain of $2,957,547. The gain reflected the excess of $5,570,703, the amount recorded for the 50% interest in EBL as of the February 2003 purchase date, over the purchase price of $2,613,156.

                              Page 19 of 59 Pages

                         Liquidity and Capital Resources

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents at March 31, 2004 reflect a reduction from the level at December 31, 2003, principally due to the timing of employee bonus payments, which occurred in February 2004, and cash resources used for securities positions (including repurchase and reverse repurchase agreements) in connection with our institutional sales and trading operations and our institutional securities financing operations.

U.S. Treasury and federal agency securities purchased under agreements to resell (reverse repurchase agreements) and U.S. Treasury and federal agency securities sold under agreements to repurchase (repurchase agreements) are collateralized financings on which we seek to earn an interest spread. The balances recorded on these transactions, reflected on the Consolidated Statements of Financial Condition respectively as "securities purchased under agreements to resell" and "securities sold under agreements to repurchase," are the contracted amounts, plus accrued interest. The reduction in these balances from those at December 31, 2003 reflect the increased customer demand for financing that occurs at a calendar year end. We monitor the fair value of the securities purchased and sold under these agreements and obtain additional collateral or return excess collateral where appropriate.

Securities owned and securities sold, not yet purchased reflect securities positions taken in connection with sales and trading operations and in our firm investment account. Securities positions taken by our sales and trading businesses are often for the purpose of facilitating anticipated customer needs and are typically hedged with offsetting positions of a similar nature. Securities owned are financed either from cash resources, by margin borrowings (if available) from broker-dealers that clear certain of these transactions on our behalf or by repurchase agreements. We are able to make delivery on securities sold, not yet purchased by borrowing such securities either from clearing firms that clear certain of these transactions on our behalf or through reverse repurchase agreements.

In the ordinary course of settling our U.S. Treasury and federal agency securities transactions (including repurchase and reverse repurchase agreements) we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt/delivery.

As reflected on the Consolidated Statements of Financial Condition, and as detailed in the table below, we had net assets relating to securities positions (including repurchase and reverse repurchase agreements) of $15.3 million at March 31, 2004, an increase of $8.2 million as compared to net assets relating to securities positions of $7.1 million at December 31, 2003.

                              Page 20 of 59 Pages

                                                              (in millions)
                                                    March 31, 2004     December 31, 2003
                                                  -----------------    -----------------
Securities purchased under agreements to resell   $           351.7    $         1,446.7
Receivable from clearing firm(1)                               12.3
Securities failed-to-deliver                                   82.4                 90.7
Securities owned                                               42.3                  6.7
Securities sold under agreements to repurchase   (            342.3)  (          1,470.5)
Payable to broker-dealers and customers(2)       (              6.3)
Securities failed to receive                     (             77.4)  (             66.5)
Securities sold, not yet purchased               (             47.4)
                                                  -----------------    -----------------
   Net assets relating to securities positions    $            15.3    $             7.1
                                                  =================    =================

(1) Included in receivable from broker-dealers and customers on the Consolidated Statements of Financial Condition and comprised of cash proceeds received against short sales in our firm investment account and the cash margin requirement maintained with our clearing firm for sales and trading positions.

(2) Trade date adjustment for the net purchase on March 31, 2004 of U.S. Treasury securities (which are self-cleared).

MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000 and a minimum net worth (including subordinated borrowing) of $25 million. In addition, MFI is required to maintain a clearing deposit with GSD-FICC, based upon the level and nature of its trading activity (with a minimum deposit of $5,000,000), as well as certain minimum collateral deposits with MFI's clearing brokers. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

EBL is a Type D registered firm of the FSA in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $6.4 million requirement at March 31, 2004).

At March 31, 2004, we had $5,000,000 outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with The Bank of New York ("BONY") in March 2003. This facility, as amended in November 2003, provides for borrowings of up to $10 million and is secured by EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and MFGI on a consolidated basis, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this facility.

As of March 31, 2004, we had authorization remaining for the repurchase of up to 669,193 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001. The program originally authorized the repurchase of up to 709,082 shares (10% of the then-outstanding

                              Page 21 of 59 Pages
shares), was initially expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares, and was further expanded in April 2003 by an additional 700,000 shares, for a total of 1,900,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In April 2004, our Board of Directors declared a common stock cash dividend of $.0625 per share for our fiscal first quarter. The dividend is payable on June 15, 2004 to holders of record on May 28, 2004. In light of the new tax legislation pertaining to dividends and our recent performance, we believe that the dividend, which on an annual basis is anticipated to be $.25 per share, is a tax-efficient way to return value to our shareholders while at the same time enabling us to retain sufficient earnings for growth opportunities.

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


                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of

                              Page 22 of 59 Pages

Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2003 Form 10-K. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

In January 2004, we restructured our institutional corporate bond sales and trading operations. The table below provides information at March 31, 2004, about the securities positions associated with these operations. Our market risk analysis did not otherwise materially change from the market risk analysis as of December 31, 2003 presented in the 2003 Form 10-K.

As of March 31, 2004:
--------------------

                            2004         2005          2006          2007          2008       After 2008     Total      Fair Value
                        ------------ ------------  ------------  ------------  ------------  ------------ ------------ ------------
Trading:
-------
Interest rate
  sensitivity:

 Securities owned:
   Corporate bonds                   $  2,083,000  $  2,086,000  $  1,882,000  $  1,521,000  $ 16,640,000 $ 24,212,000 $ 26,136,653
    (weighted average
     interest
     rate-6.12%)
   U.S. Treasury
    securities                                        1,353,000       580,000                   8,273,000   10,206,000   10,510,219
     (weighted average
      interest
      rate-3.81%)
 Securities sold, not
  yet purchased:
   Corporate bonds                       (490,000)   (1,226,000)   (1,733,000)   (3,415,000)  (16,897,000) (23,761,000) (24,593,950)
    (weighted average
     interest
     rate-6.09%)
   U.S. Treasury
    securities                                         (565,000)   (3,834,000)                 (7,185,000) (11,584,000) (12,592,193)
     (weighted average
      interest
      rate-4.25%)

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Page 23 of 59 Pages

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the Consolidated Financial Statements (unaudited) included as a part of this report for a discussion of the proceedings in the Supreme Court of the State of New York involving the disputed settlement of our NTL Inc. when-issued equity trades.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

The following table is a summary of all purchases made by us of our common stock during the three months ended March 31, 2004 and, as of each month end during such three-month period, the maximum number of shares that could still be purchased under our share repurchase program:

                    Issuer Purchase of Equity Securities (1)

                                                                          Total Number of      Maximum Number of
                                                                          Shares Purchased    Shares that May Yet
                                        Total Number of     Average      as Part of Publicly   be Purchased Under
                                             Shares        Price Paid     Announced Plans        the Plans or
             Period                        Purchased       Per Share        or Programs            Programs
             ------                        ---------       ---------         --------              --------
January 1 to January 31, 2004                     --              --               --               694,193
February 1 to February 29, 2004                   --              --               --               694,193
March 1 to March 31, 2004                     25,000       $   11.25           25,000               669,193
                                           ---------       ---------         --------
                         Total:               25,000       $   11.25           25,000

---------------------------
(1) Following the full utilization of earlier share repurchase authorizations announced on May 15, 2000 (833,744 shares) and January 26, 2001 (787,869 shares), we announced on July 26, 2001, a further authorization by our Board of Directors of a share repurchase program for up to 709,082 shares (10% of our then-outstanding shares). On September 18, 2001, in the immediate aftermath of the September 11th attacks, we announced the expansion of this authorization to bring the total repurchase authorization up to 1,200,000 shares. On April 24, 2003, we announced the further expansion of this authorization by an additional 700,000 shares, for a total repurchase authorization of 1,900,000 shares. These authorizations have no expiration date and delegate to our senior management the discretion to purchase shares, through open market, privately negotiated and/or block transactions, at times, amounts and prices it deems financially prudent in light of prevailing market, business and financial conditions.

                              Page 24 of 59 Pages

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                Description
-----------                -----------

10.1.1 Agreement for Securities Clearance Services, dated as of April 1, 2004, by and between Refco Securities, LLC and Maxcor Financial Inc. (1)

31.1                       Rule 13a-14(a) Certification of Principal Executive
                           Officer

31.2                       Rule 13a-14(a) Certification of Principal Financial
                           Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers


(b)   Reports on Form 8-K

During the three months ended March 31, 2004, we filed one current report on Form 8-K, dated February 17, 2004. The Form 8-K attached two press releases, one announcing the declaration by our Board of Directors of a quarterly dividend on our common stock of $.0625 per share, and the other announcing our unaudited financial results for the full year and fourth quarter ended December 31, 2003.



------------------------
(1) Portions of this exhibit have been redacted and confidential treatment requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                              Page 25 of 59 Pages

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2004


                                  MAXCOR FINANCIAL GROUP INC.
                                        (Registrant)




                                  /s/ GILBERT D. SCHARF
                                  ----------------------------------------------
                                  Gilbert D. Scharf, Chief Executive Officer




                                  /s/ STEVEN R. VIGLIOTTI
                                  ----------------------------------------------
                                  Steven R. Vigliotti, Chief Financial Officer


                              Page 26 of 59 Pages

                                  EXHIBIT INDEX


Exhibit      Description                                                    Page
-------      -----------                                                    ----

10.1         Agreement for Securities Clearance Services, dated as of        28
             April 1, 2004, by and between Refco Securities, LLC and
             Maxcor Financial Inc. (1)

31.1         Rule 13a-14(a) Certification of Principal Executive Officer     57

31.2         Rule 13a-14(a) Certification of Principal Financial Officer     58

32           18 U.S.C. Section 1350 Certifications of Principal Executive    59
             and Financial Officers




------------------------
(1) Portions of this exhibit have been redacted and confidential treatment requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                              Page 27 of 59 Pages