Form 10-Q
period 2004-06-30
MAXCOR FINANCIAL GROUP INC
filed 2004-08-13
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004


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

                  Yes [ ]                            No [X]

                  The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of August 12, 2004 was 6,980,542.

                        The Exhibit Index is on Page 32.

                               Page 1 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                     3

         Consolidated Statements of Financial Condition                       4

         Consolidated Statements of Operations                                5

         Consolidated Statements of Changes in Stockholders' Equity           6

         Consolidated Statements of Cash Flows                                7

         Notes to the Consolidated Financial Statements                       9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                17

Item 3. Quantitative and Qualitative Disclosures about Market Risk           26

Item 4. Controls and Procedures                                              26


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    28

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                               28

Item 4. Submission of Matters to a Vote of Security Holders                  29

Item 6. Exhibits and Reports on Form 8-K                                     30

Signatures                                                                   31

Exhibit Index                                                                32

                               Page 2 of 35 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                  JUNE 30, 2004
                                  -------------
                                   (Unaudited)



                               Page 3 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

ASSETS                                                                  June 30, 2004      December 31, 2003
------                                                                -----------------    -----------------
Cash and cash equivalents                                             $      51,178,736    $      67,170,247
Securities purchased under agreements to resell                             400,379,974        1,446,677,977
Deposits with clearing organizations                                         10,875,214            8,848,729
Receivable from broker-dealers and customers                                 26,733,860           22,324,106
Securities failed-to-deliver                                                 23,448,898           90,669,388
Securities owned                                                             80,753,537            6,687,124
Prepaid expenses and other assets                                             7,725,175            7,003,794
Deferred tax asset                                                              706,633              734,408
Fixed assets                                                                 12,219,739           13,010,863
                                                                      -----------------    -----------------

Total assets                                                          $     614,021,766    $   1,663,126,636
                                                                      =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Short-term bank loan                                               $         900,000    $
   Securities sold under agreements to repurchase                           379,035,846        1,470,461,908
   Payable to broker-dealers and customers                                   13,417,973
   Securities failed-to-receive                                              15,816,460           66,544,835
   Securities sold, not yet purchased                                        80,117,168               22,428
   Accounts payable and accrued liabilities                                  22,568,623           21,137,048
   Accrued compensation payable                                              29,592,709           30,198,757
   Income taxes payable                                                       1,331,308            1,469,456
   Deferred taxes payable                                                     4,664,266            5,043,758
   Obligations under capitalized leases                                         339,528              703,944
   Revolving credit facility                                                  5,000,000            7,500,000
                                                                      -----------------    -----------------
                                                                            552,783,881        1,603,082,134
                                                                      -----------------    -----------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      none issued at June 30, 2004 and December 31, 2003
   Common stock, $.001 par value, 30,000,000 shares authorized;
      12,861,626 and 12,794,626 shares issued at June 30, 2004 and
      December 31, 2003, respectively                                            12,862               12,795
   Additional paid-in capital                                                39,022,575           38,718,445
   Treasury stock at cost; 5,821,871 and 5,655,903 shares of
      common stock held at June 30, 2004 and
      December 31, 2003, respectively                                (       18,597,785)  (       16,771,571)
   Retained earnings                                                         38,899,903           36,178,583
   Accumulated other comprehensive income:
      Foreign currency translation adjustments                                1,900,330            1,906,250
                                                                      -----------------    -----------------
      Total stockholders' equity                                             61,237,885           60,044,502
                                                                      -----------------    -----------------

   Total liabilities and stockholders' equity                         $     614,021,766    $   1,663,126,636
                                                                      =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                  For the Three Months Ended         For the Six Months Ended
                                                ------------------------------    ------------------------------
                                                June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                                -------------    -------------    -------------    -------------
Revenues:
  Commission income                             $  47,511,109    $  48,132,375    $  95,561,410    $  89,281,729
  Interest income                                   3,007,644          675,099        4,934,612        1,314,816
  Principal transactions, net                         980,985        3,824,419        4,481,495   (      257,332)
  Other                                        (      256,833)  (      157,199)  (      632,449)  (      476,677)
                                                -------------    -------------    -------------    -------------
Gross revenues                                     51,242,905       52,474,694      104,345,068       89,862,536

Interest expense on securities indebtedness         2,765,527          260,048        4,460,806          305,149
                                                -------------    -------------    -------------    -------------
Net revenues                                       48,477,378       52,214,646       99,884,262       89,557,387
                                                -------------    -------------    -------------    -------------

Expenses:
   Compensation and related costs                  33,689,372       32,264,562       67,664,377       62,071,713
   Communication costs                              3,501,069        3,051,596        6,874,494        6,178,583
   Travel and entertainment                         2,674,013        2,357,077        5,448,996        4,268,974
   Occupancy and equipment rental                   1,820,313        1,810,596        4,392,232        3,032,920
   Charity Day contributions                        1,042,864          982,300        1,042,864          982,300
   Clearing and execution fees                      1,016,676          952,153        2,029,030        1,821,624
   Depreciation and amortization                      815,434          814,411        1,624,577        1,580,146
   Other interest expense                              31,417          196,025           84,666          232,499
   General, administrative and other expenses       2,077,360        2,060,828        3,982,164        3,743,554
                                                -------------    -------------    -------------    -------------
                                                   46,668,518       44,489,548       93,143,400       83,912,313
                                                -------------    -------------    -------------    -------------
Income before provision for income taxes,
    minority interest and extraordinary item        1,808,860        7,725,098        6,740,862        5,645,074

Provision for income taxes                            802,544        3,181,024        3,129,106        2,101,105
                                                -------------    -------------    -------------    -------------

Income before minority interest and
    extraordinary item                              1,006,316        4,544,074        3,611,756        3,543,969

Minority interest in income of consolidated
    subsidiary                                                                                    (      175,985)
                                                -------------    -------------    -------------    -------------

Income before extraordinary item                    1,006,316        4,544,074        3,611,756        3,367,984

Extraordinary gain on purchase of minority
    interest                                                                                           2,957,547
                                                -------------    -------------    -------------    -------------

Net income                                      $   1,006,316    $   4,544,074    $   3,611,756    $   6,325,531
                                                =============    =============    =============    =============

Basic earnings per share:
   Income before extraordinary item             $         .14    $         .66    $         .51    $         .48
   Extraordinary gain on purchase of minority
      interest                                                                                               .42
                                                -------------    -------------    -------------    -------------
   Net income                                   $         .14    $         .66    $         .51    $         .90
                                                =============    =============    =============    =============

Diluted earnings per share:
   Income before extraordinary item             $         .13    $         .56    $         .45    $         .42
   Extraordinary gain on purchase of minority
     interest                                                                                                .36
                                                -------------    -------------    -------------    -------------
   Net income                                   $         .13    $         .56    $         .45    $         .78
                                                =============    =============    =============    =============

Cash dividends per share of common stock        $       .0625    $           0    $        .125    $           0
                                                =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
            FOR THE PERIODS ENDED DECEMBER 31, 2003 AND JUNE 30, 2004
            ---------------------------------------------------------
                                   (Unaudited)

                                                                                                       Accumulated
                                                         Additional                                      Other
                        Comprehensive      Common         Paid-in       Treasury         Retained     Comprehensive
                           Income          Stock          Capital        Stock           Earnings        Income           Total
                        -------------   -------------  -------------  -------------   -------------   -------------   -------------
Balance at
  December 31, 2002                     $      12,233  $  36,517,908 ( $ 11,208,967)  $  20,741,779   $   1,530,133   $  47,593,086
Comprehensive income
  Net income for the
    year ended
    December 31, 2003   $  16,314,792                                                    16,314,792                      16,314,792
  Foreign currency
    translation
    adjustment
    (inclusive of
    income tax benefit
    of $2,712)                376,117                                                                       376,117         376,117
                        -------------
Comprehensive income    $  16,690,909
                        =============
Exercise of stock
  options, including
  tax benefit of
  $763,293                                        562      2,200,537 (      826,303)                                      1,374,796
Acquisition of
  treasury stock                                                     (    4,736,301)                                 (    4,736,301)
Common stock dividends                                                               (      877,988)                 (      877,988)
                                        -------------  -------------  -------------   -------------   -------------   -------------

Balance at
  December 31, 2003                            12,795     38,718,445 (   16,771,571)     36,178,583       1,906,250      60,044,502
Comprehensive income
  Net income for the
    six months ended
    June 30, 2004       $   3,611,756                                                     3,611,756                       3,611,756
  Foreign currency
    translation
    adjustment
    (inclusive of
    income tax benefit
    of $125,307)       (        5,920)                                                               (        5,920) (        5,920)
                        -------------
Comprehensive income    $   3,605,836
                        =============
Exercise of stock
  options, including
  tax benefit of
  $71,454                                          67        304,130                                                        304,197
Acquisition of
  treasury stock                                                     (    1,826,214)                                 (    1,826,214)
Common stock dividends                                                               (      890,436)                 (      890,436)
                                        -------------  -------------  -------------   -------------   -------------   -------------
Balance at
  June 30, 2004                         $      12,862  $  39,022,575 ( $ 18,597,785)  $  38,899,903   $   1,900,330   $  61,237,885
                                        =============  =============  =============   =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                       ----------------------------------
                                                                        June 30, 2004      June 30, 2003
                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net income                                                       $     3,611,756    $     6,325,531
      Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
         Depreciation and amortization                                       1,624,577          1,580,146
         Gain on disposal of fixed assets                             (         36,025)
         Provision for doubtful accounts                                        23,197   (         73,841)
         Gain on purchase of minority interest                                           (      2,957,547)
         Minority interest in net earnings of consolidated
           subsidiaries                                                                           175,985
         Unreimbursed losses of contractual arrangements                       294,966            829,462
         Deferred income taxes                                        (        348,020)  (        194,707)
      Change in assets and liabilities:
         Decrease (increase) in securities purchased under
           agreements to resell                                          1,046,298,003   (    259,312,500)
         (Increase) decrease in deposits with clearing organizations  (      2,026,485)               296
         Increase in receivable from broker-dealers and customers     (      4,347,533)  (     11,855,269)
         Decrease (increase) in securities failed-to-deliver                67,220,490   (     40,839,865)
         (Increase) decrease in securities owned                      (     74,064,884)         2,594,631
         Increase in prepaid expenses and other assets                (        659,928)  (      1,036,844)
         Increase in short-term bank loan                                      900,000          5,511,000
         (Decrease) increase in securities sold under agreements to
           repurchase                                                 (  1,091,426,062)       260,108,438
         Increase (decrease) in payable to broker-dealers and
           customers                                                        13,417,973   (      6,531,377)
         (Decrease) increase in securities failed-to-receive          (     50,728,375)        34,741,195
         Increase in securities sold, not yet purchased                     80,094,740          2,278,069
         Increase in accounts payable and accrued liabilities                1,058,367          8,072,139
         (Decrease) increase in accrued compensation payable          (        873,462)         3,101,896
         (Decrease) increase in income taxes payable                  (         93,920)         1,408,217
                                                                       ---------------    ---------------
               Net cash (used in) provided by operating activities    (     10,060,625)         3,925,055
                                                                       ---------------    ---------------

Cash flows from investing activities:
      Purchase of fixed assets                                        (      1,063,885)  (      8,190,393)
      Purchase of minority interest                                                      (      2,613,156)
                                                                       ---------------    ---------------
               Net cash used in investing activities                  (      1,063,885)  (     10,803,549)
                                                                       ---------------    ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 35 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                       For the Six Months Ended
                                                                    ------------------------------
                                                                    June 30, 2004    June 30, 2003
                                                                    -------------    -------------
Cash flows from financing activities:
     Proceeds from exercise of options                                    232,743          150,025
     Payment of obligations under capitalized leases               (       79,387)  (       89,610)
     Repayments (borrowings) under revolving credit facility, net  (    2,500,000)      12,000,000
     Common stock dividends                                        (      890,436)
     Proceeds from asset sales under sales-leaseback transactions                        5,220,658
     Acquisition of treasury stock                                 (    1,826,214)  (    4,736,301)
                                                                    -------------    -------------
           Net cash (used in) provided by financing activities     (    5,063,294)      12,544,772
                                                                    -------------    -------------

Effect of exchange rate changes on cash                                   196,293          349,573
                                                                    -------------    -------------

Net (decrease) increase in cash and cash equivalents               (   15,991,511)       6,015,851

Cash and cash equivalents at beginning of period                       67,170,247       52,781,616
                                                                    -------------    -------------

Cash and cash equivalents at end of period                          $  51,178,736    $  58,797,467
                                                                    =============    =============

Supplemental disclosures of cash flow information:

Interest paid                                                       $   4,245,803    $     529,729
Income taxes paid                                                       3,536,254          933,487
Non-cash financing activities:
     Income tax benefit on option exercises                                71,454           22,236
     Capital lease obligations cancelled                                  298,924

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 35 Pages

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances on the Statement of Operations to conform with the current presentation. Operating results for the interim periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K").

                               Page 9 of 35 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods respectively ended June 30, 2004 and June 30, 2003:

                                                      Three Months Ended               Six Months Ended
                                                -----------------------------   -----------------------------
                                                June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                -------------   -------------   -------------   -------------
Income before extraordinary item                $   1,006,316   $   4,544,074   $   3,611,756   $   3,367,984
Extraordinary gain on purchase of minority
   interest                                                                                         2,957,547
                                                -------------   -------------   -------------   -------------
Net income                                          1,006,316       4,544,074       3,611,756       6,325,531

Weighted average common shares outstanding -
   basic calculations                               7,113,784       6,875,169       7,133,883       7,002,373
Dilutive effect of stock options and warrants         762,572       1,171,625         851,710       1,091,109
                                                -------------   -------------   -------------   -------------
Weighted average common shares outstanding -
   diluted calculations                             7,876,356       8,046,794       7,985,593       8,093,482
Basic earnings per share:
   Income before extraordinary item             $         .14   $         .66   $         .51   $         .48
   Extraordinary gain on purchase of minority
     interest                                                                                             .42
                                                -------------   -------------   -------------   -------------
   Net income                                   $         .14   $         .66   $         .51   $         .90
                                                =============   =============   =============   =============

Diluted earnings per share:
   Income before extraordinary item             $         .13   $         .56   $         .45   $         .42
   Extraordinary gain on purchase of minority
     interest                                                                                             .36
                                                -------------   -------------   -------------   -------------
   Net income                                   $         .13   $         .56   $         .45   $         .78
                                                =============   =============   =============   =============

Antidilutive common stock equivalents:
   Options                                            130,000                          60,000
   Warrants

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

The Company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of June 30, 2004, the fair value of securities received as collateral under reverse repurchase agreements of $525.5 million was repledged under repurchase agreements.

                              Page 10 of 35 Pages

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

During the six months ended June 30, 2004 the Company repurchased 165,968 shares under its existing share repurchase program for an aggregate purchase price of $1,826,214. This program was authorized by the Board of Directors in July 2001 and was expanded in September 2001 and again in April 2003. As of June 30, 2004, the remaining authorization under this expanded program was 528,225 shares. In July 2004, the Company's Board of Directors authorized a further expansion of the program by an additional 500,000 shares. In addition, during the six months ended June 30, 2004, the Company issued 67,000 shares pursuant to options exercised under the Company's 1996 Stock Option Plan and 2002 Stock Option Plan.

As a result of the activities described in the preceding paragraph, at June 30, 2004, the Company had 7,039,755 shares of common stock outstanding and held 5,821,871 shares in treasury.

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," with such fair value estimated using the Black-Scholes option pricing model. The pro forma benefit for stock-based compensation during the six months ended June 30, 2004 includes the reversal of the aggregate pro forma expense of $444,153 previously determined for prior periods for the cancelled leveraged finance warrants.

                              Page 11 of 35 Pages

-----------------------------------------

                                                       Three Months Ended                 Six Months Ended
                                                 ------------------------------    -----------------------------
                                                 June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003
                                                 -------------    -------------    -------------   -------------
Net income, as reported                          $   1,006,316    $   4,544,074    $   3,611,756   $   6,325,531

Deduct: Total stock-based compensation (expense)
   benefit determined under fair value based
   method for all awards, net of
   related tax effects                          (      174,891)  (      187,038)          37,625  (      357,143)
                                                 -------------    -------------    -------------   -------------

 Pro forma net income                            $     831,425    $   4,357,036    $   3,649,381   $   5,968,388
                                                 =============    =============    =============   =============



                                                       Three Months Ended                 Six Months Ended
                                                 ------------------------------    -----------------------------
                                                 June 30, 2004    June 30, 2003    June 30, 2004   June 30, 2003
                                                 -------------    -------------    -------------   -------------
Earnings per share:
   Basic, as reported                            $         .14    $         .66    $         .51   $         .90
   Basic, pro forma                              $         .12    $         .63    $         .51   $         .85

   Diluted, as reported                          $         .13    $         .56    $         .45   $         .78
   Diluted, pro forma                            $         .11    $         .54    $         .46   $         .74

Dividends:
---------

During the six months ended June 30, 2004, the Company declared and paid two quarterly common stock dividends, each at the rate of $.0625 per share ($.25 per share on an annualized basis), for aggregate payments of $890,436.

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

In February 2003, MFI filed a suit in the New York State Supreme Court (the "Court"), naming all of its counterparties to its NTL when-issued trades, in order to seek a uniform, adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, have been commenced by other parties to NTL when-issued trades against their counterparties, including MFI, both in the Court and before NASD.

                              Page 12 of 35 Pages

--------------------------------------------------

Included in principal transactions for the six months ended June 30, 2003 is a loss of $5.1 million recorded on the settlement of MFI's NTL when-issued trades. This loss includes the estimated damages payable if the above proceedings conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis, and is net of a partially offsetting $800,000 principal transaction gain recorded on NTL shares determined no longer to constitute a hedge against such an outcome.

In March 2004, the Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. Following this decision, MFI in March 2004 reached a permanent settlement of this dispute with its one NTL counterparty who had brought a claim before NASD, resulting in the reversal of $625,000 of the $5.1 million net loss recorded by MFI during 2003. This reversal, recorded in March 2004, is included as a gain in principal transactions for the six months ended June 30, 2004. As a result of this settlement, MFI's dispute with its remaining NTL counterparties is now fully centralized in only one forum (the Court).

In July 2004, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. The judgment, which is still subject to collection, implements an order of the Court, entered earlier in July, that gave effect to the Court's March 2004 summary judgment decision. The judgment, together with a $2.9 million accrual MFI has remaining on its books to cover damages potentially payable in the event that the Court's decision is reversed, means that MFI may be able to record up to a $6.5 million pre-tax gain in the future if the current outcome is upheld. However, four of MFI's counterparties have already filed notices of appeal and, accordingly, MFI only intends to record gains from the judgment, and to reverse portions of the accrual, if and to the extent it achieves permanent resolutions, whether by mutual consent, completion of the appeals process or otherwise, with any one or more of its remaining counterparties. Moreover, it is likely that the costs associated with the appellate process and any such other resolutions are likely to offset a portion of this $6.5 million amount.

General, administrative and other expenses include the following legal fees related to this matter during the three and six-month periods respectively ended June 30, 2004 and June 30, 2003:

                Three Months Ended                      Six Months Ended
          -------------------------------       -------------------------------
          June 30, 2004     June 30, 2003       June 30, 2004     June 30, 2003
          -------------     -------------       -------------     -------------
          $      70,000     $     300,000       $     188,000     $    500,000


                              Page 13 of 35 Pages

NOTE 6 - TOKYO BASED VENTURE:
----------------------------

Since 1994, the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. The Company has a 57.25% interest in the Tokyo Venture, with Nittan Capital Group Limited ("Nittan"), the TK operator, holding a 42.75% interest. Although the operations of the Tokyo Venture have always been run and managed by persons appointed by the Company, it does not operate in a legal entity separately distinguishable from Nittan, which has other substantial operations, and, accordingly, the Company accounts for its share of the results of operations of the Tokyo Venture in other income as non-equity income or loss from contractual arrangement.

Summarized operating results of the Tokyo Venture for the three and six month periods respectively ended June 30, 2004 and June 30, 2003, along with the Company's share of those results, are presented below:

                            Three Months Ended                 Six Months Ended
                      ------------------------------    ------------------------------
                      June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                      -------------    -------------    -------------    -------------
Revenues              $   1,141,839    $   1,657,338    $   2,216,804    $   3,323,797
Expenses                  1,657,064        2,181,555        3,288,468        4,772,639
                      -------------    -------------    -------------    -------------
Loss                 ($     515,225)  ($     524,217)  ($   1,071,664)  ($   1,448,842)
                      =============    =============    =============    =============

Company's share      ($     294,966)  ($     300,114)  ($     613,528)  ($     829,462)
                      =============    =============    =============    =============


NOTE 7 - NET CAPITAL REQUIREMENTS:
---------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") requires it to maintain minimum excess regulatory net capital of $10,000,000 and minimum net worth of $25 million. At June 30, 2004, MFI had regulatory net capital of $41.9 million, a regulatory net capital requirement of $250,000 and net worth of $55.0 million. Euro Brokers Ltd. ("EBL"), a U.K. brokerage subsidiary of the Company, is a Type D registered firm

                              Page 14 of 35 Pages
of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks' average expenditures plus the amount of less liquid assets on hand. At June 30, 2004, EBL had financial resources in accordance with FSA's rules of (pound)4.5 million ($8.2 million) and a financial resources requirement of (pound)3.5 million ($6.3 million).

NOTE 8 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and six-month periods respectively ended June 30, 2004 and June 30, 2003 as defined by SFAS 131 consist of the United States, United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations, with operating revenues and net income for the six months ended June 30, 2003 reflecting the net loss of $5.1 million recorded on NTL when-issued equity trades (see Note 5). The net income for the United Kingdom segment for the six months ended June 30, 2003 reflects the $3.0 million extraordinary gain realized on the February 2003 purchase of the minority interest in EBL and includes the results for EBL, for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity losses from contractual arrangement (Tokyo Venture). See Note 6 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2003 and which are not expected to meet these thresholds for the year ended December 31, 2004 have been included in "All Other."

                        United States    United Kingdom         Japan          Switzerland       All Other          Total
                        --------------   --------------     --------------    --------------   --------------   --------------
Three months ended
   June 30, 2004

Operating revenues      $   27,150,546   $   19,290,795     $                 $    1,177,803   $      872,950   $   48,492,094
Net income (loss)               57,992          773,306    (       294,966)          434,552           35,432        1,006,316
Assets                     597,506,305       34,658,261            178,270         5,507,396        2,006,477      639,856,709

Three months ended
   June 30, 2003

Operating revenues      $   31,753,831   $   18,894,134     $                 $      424,016   $    1,009,813   $   52,081,794
Net income (loss)            2,696,203        1,862,567    (       268,623)          215,562           38,365        4,544,074
Assets                     426,649,335       31,772,409            167,894         2,423,155        2,198,753      463,211,546

Six months ended
   June 30, 2004

Operating revenues      $   54,941,505   $   40,532,979     $                 $    2,570,059   $    1,998,362   $  100,042,905
Net income (loss)            1,527,334        1,528,840    (       613,527)          986,670          182,439        3,611,756

Six months ended
   June 30, 2003

Operating revenues      $   50,907,347   $   35,686,303     $                 $      778,830   $    1,901,917   $   89,274,397
Net income (loss)              666,999        6,003,833    (       813,935)          354,469          114,165        6,325,531

                               Page 15 of 35 Pages

--------------------------------------

Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended June 30, 2003.

                                                          As of June 30,
                                                 ------------------------------
                                                     2004             2003
                                                 -------------    -------------
Total for reportable segments                    $ 637,850,232    $ 461,012,793
Other assets                                         2,006,477        2,198,753
Elimination of intersegment receivables         (   12,738,959)  (    7,585,347)
Elimination of investments in other segments    (   13,095,984)  (   13,095,984)
                                                 -------------    -------------
                                                 $ 614,021,766    $ 442,530,215
                                                 =============    =============

                              Page 16 of 35 Pages

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


                        Three Months Ended June 30, 2004
                  Compared to Three Months Ended June 30, 2003

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended June 30, 2004, these revenues decreased $621,266 to $47,511,109, compared to $48,132,375 for the comparable period in 2003, reflecting a decrease in New York, offset by increases in London and Switzerland. In New York, the decrease primarily reflected a reduction in riskless principal transactions from our restructured institutional corporate bond sales and trading operations. The increases in London and Switzerland primarily reflected growth in the inter-dealer brokerage and the institutional businesses started in 2003 and exchange rate movements.

                              Page 17 of 35 Pages

Interest income for the three months ended June 30, 2004 increased $2,332,545 to $3,007,644, compared to $675,099 for the three months ended June 30, 2003, primarily reflecting increased financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations we started in 2003 and coupon and financing income associated with securities positions taken by our restructured institutional corporate bond sales and trading operations.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For the three months ended June 30, 2004, these activities resulted in a gain of $980,985, compared to a gain of $3,824,419 for the three months ended June 30, 2003. This change primarily reflected a reduction in gains from our restructured institutional corporate bond sales and trading group and the effect of an $800,000 gain recorded in the prior period on NTL shares determined to no longer constitute a hedge.

As discussed in Note 5 to the Consolidated Financial Statements included in this report, the $800,000 gain recorded during the three months ended June 30, 2003 on the sale NTL shares offset in part a $5.9 million loss recorded during the first quarter of 2003. The $5.9 million loss reflected the contingency that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis. In March 2004, the New York State Supreme Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. Following this decision, MFI in March 2004 reached a permanent settlement of this dispute with its one NTL counterparty who had brought a claim before NASD, resulting in the reversal of $625,000 of the loss recorded by MFI during 2003. As a result of this settlement, MFI's dispute with its remaining NTL counterparties is now fully centralized in only one forum (New York State Supreme Court).

In July 2004, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. The judgment, which is still subject to collection, implements an order of the Court, entered earlier in July, that gave effect to the Court's March 2004 summary judgment decision. The judgment, together with a $2.9 million accrual MFI has remaining on its books to cover damages potentially payable in the event that the Court's decision is reversed, means that MFI may be able to record up to a $6.5 million pre-tax gain in the future if the current outcome is upheld. However, four of MFI's counterparties have already filed notices of appeal and, accordingly, MFI only intends to record gains from the judgment, and to reverse portions of the accrual, if and to the extent it achieves permanent resolutions, whether by mutual consent, completion of the appeals process or otherwise, with any one or more of its remaining counterparties. Moreover, it is likely that the costs associated with the appellate process and any such other resolutions are likely to offset a portion of this $6.5 million amount.

Other items for the three months ended June 30, 2004 resulted in a loss of $256,833, as compared to a loss of $157,199 for the three months ended June 30, 2003. This increased loss resulted from the expiration of an information licensing agreement in the second half of 2003, which generated $125,000 of licensing income during the three months ended June 30, 2003, offset by an increase in other gains. The losses for the three months ended June 30, 2004 and 2003 on our 57.25% interest in the Tokyo Venture were comparable at $294,966 and $300,114, respectively.

                              Page 18 of 35 Pages

For the three months ended June 30, 2004, interest expense on securities indebtedness increased $2,505,479 to $2,765,527, compared to $260,048 for the three months ended June 30, 2003, primarily as a result of interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense on securities positions taken by our restructured institutional corporate bond sales and trading operations.

Compensation and related costs for the three months ended June 30, 2004 increased $1,424,810 to $33,689,372, compared to $32,264,562 for the three months ended June 30, 2003, primarily as a result of increased brokerage staff in connection with expansion efforts in New York, including in our restructured institutional corporate bond sales and trading operations, increased revenues in London and Switzerland from the growth of various departments started in 2003 (resulting in higher incentive-based compensation) and the effects of translating strengthened foreign currency balances to U.S. dollars.

Communication costs for the three months ended June 30, 2004 increased $449,473 to $3,501,069, compared to $3,051,596 for the three months ended June 30, 2003, primarily as a result of the currency effects of translating strengthened British pound sterling amounts to U.S. dollars and the effect of a $250,000 reduction during the prior period to communication accruals in London that were no longer considered necessary.

Travel and entertainment costs for the three months ended June 30, 2004 increased $316,936 to $2,674,013, compared to $2,357,077 for the three months ended June 30, 2003, reflective in part of our various business expansion efforts.

Occupancy and equipment rental represent expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For the three months ended June 30, 2004 and 2003, these costs were comparable at $1,820,313 and $1,810,596, respectively.

All the revenue generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage employees waive any entitlement to commissions from such revenues. The proceeds of $1,042,864 raised on our April 19, 2004 Charity Day are designated for The Euro Brokers Relief Fund, Inc. and the firm's Maxcor Foundation, which is designating four recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons, Duke University's Fuqua/Coach K Center for Leadership & Ethics and The Royal Marsden Hospital in London. Our May 12, 2003 Charity Day raised a total of $982,300 which was contributed to The Euro Brokers Relief Fund, Inc. and various charities supported by the Maxcor Foundation.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for

                              Page 19 of 35 Pages
executing transactions. For the three months ended June 30, 2004, these costs increased $64,523 to $1,016,676, compared to $952,153 for the three months ended June 30, 2003, primarily as a result of the increase in transaction volumes from our institutional sales and trading businesses.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For the three months ended June 30, 2004 and 2003, these costs were comparable at $815,434 and $814,411, respectively.

Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capitalized lease obligations. For the three months ended June 30, 2004, these costs decreased $164,608 to $31,417, compared to $196,025 for the three months ended June 30, 2003, primarily due to decreased borrowings under our revolving credit facility with the Bank of New York ("BONY") and decreased capitalized lease obligations.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended June 30, 2004, these expenses increased $16,532 to $2,077,360, as compared to $2,060,828 for the three months ended June 30, 2003, reflecting the net effects of a decrease of $230,000 in legal fees related to the NTL when-issued trade disputes ($70,000 in the current period compared to $300,000 in the prior period), the effects of adjustments made in the prior period to increase our reserve in the U.K. for the employer portion of National Insurance Contributions by $465,000 and to reduce expenses for the recovery of consumption taxes previously paid of $160,000, and increases in various general and administrative costs such as corporate insurance, securities licensing fees and office expenses.

Provision for income taxes for the three months ended June 30, 2004 decreased $2,378,480 to $802,544, compared to $3,181,024 for the three months ended June 30, 2003, primarily as a result of a decrease in pre-tax income.

                         Six Months Ended June 30, 2004
                   Compared to Six Months Ended June 30, 2003

For the six months ended June 30, 2004, commission income increased $6,279,681 to $95,561,410, compared to $89,281,729 for the comparable period in 2003, primarily reflecting increases in London and Switzerland, offset by a decrease in New York. The increases in London and Switzerland primarily reflected growth in the inter-dealer brokerage and institutional businesses started in 2003 and exchange rate movements. The decrease in New York was primarily the result of a decrease in riskless principal transactions from our restructured institutional corporate bond sales and trading operations.

Interest income for the six months ended June 30, 2004 increased $3,619,796 to $4,934,612, compared to $1,314,816 for the six months ended June 30, 2003, primarily reflecting increased financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations

                              Page 20 of 35 Pages
we started in 2003 and coupon and financing income associated with securities positions taken by our restructured institutional corporate bond sales and trading operations.

For the six months ended June 30, 2004, principal transactions resulted in a gain of $4,481,495, compared to a loss of $257,332 for the six months ended June 30, 2003. This change primarily reflected the effect of a net loss of $5.1 million recorded by MFI during the prior period on the disputed settlement of its NTL when-issued equity trades, the reversal of $625,000 of this loss during the current period, and a $1.5 million gain recorded during the current period from the resolution of contingencies associated with the settlement of certain principal transactions in the aftermath of the September 11th attacks. Offsetting these improvements to principal transactions was a reduction in gains from our restructured institutional corporate bond sales and trading group.

Other items for the six months ended June 30, 2004 resulted in a loss of $632,449, as compared to a loss of $476,677 for the six months ended June 30, 2003. This increased loss resulted from the expiration of an information licensing agreement in the second half of 2003, which generated $250,000 of licensing income during the six months ended June 30, 2003, offset by an increase in other gains and a narrowing of the loss incurred by the Tokyo Venture. For the six months ended June 30, 2004, we recorded a loss of $613,528 on our 57.25% interest in this venture, as compared to a loss of $829,462 for the six months ended June 30, 2003.

For the six months ended June 30, 2004, interest expense on securities indebtedness increased $4,155,657 to $4,460,806, compared to $305,149 for the six months ended June 30, 2003, primarily as a result of interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense on securities positions taken by our restructured institutional corporate bond sales and trading operations.

Compensation and related costs for the six months ended June 30, 2004 increased $5,592,664 to $67,664,377, compared to $62,071,713 for the six months ended June 30, 2003, primarily as a result of increased brokerage staff in connection with expansion efforts in New York, including in our restructured corporate bond and trading operations, increased revenues in London and Switzerland from the growth of various departments started in 2003 (resulting in higher incentive-based compensation) and the effects of translating strengthened foreign currency balances to U.S. dollars.

Communication costs for the six months ended June 30, 2004 increased $695,911 to $6,874,494, compared to $6,178,583 for the six months ended June 30, 2003, primarily as a result of the currency effects of translating strengthened British pound sterling amounts to U.S. dollars and the effect of a $250,000 reduction during the prior period to communication accruals in London that were no longer considered necessary.

Travel and entertainment costs for six months ended June 30, 2004 increased $1,180,022 to $5,448,996, compared to $4,268,974 for the six months ended June 30, 2003, reflective in part of our various business expansion efforts.

                              Page 21 of 35 Pages

Occupancy and equipment rental for the six months ended June 30, 2004 increased $1,359,312 to $4,392,232, compared to $3,032,920 for the six months ended June 30, 2003, primarily due to an increase of $673,000 to an accrual in London for excess office space (arising from a terminated sublet) designated for sublease. This adjustment was based upon a reassessment of the length of time it will take to generate sublease income on this space. Also contributing to the increase in these costs were increased costs for office space in London effective the second quarter of 2003 and a full period of rental costs on equipment in New York that we started leasing in late March 2003.

All the revenue generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage employees waive any entitlement to commissions from such revenues. The proceeds of $1,042,864 raised on our April 19, 2004 Charity Day are designated for The Euro Brokers Relief Fund, Inc. and the firm's Maxcor Foundation, which is designating four recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University, College of Physicians & Surgeons, Duke University's Fuqua/Coach K Center for Leadership & Ethics and The Royal Marsden Hospital in London. Our May 12, 2003 Charity Day raised a total of $982,300 which contributed to The Euro Brokers Relief Fund, Inc. and various charities supported by the Maxcor Foundation.

Clearing and execution fees for the six months ended June 30, 2004 increased $207,406 to $2,029,030, compared to $1,821,624 for the six months ended June 30, 2003, primarily as a result of the increase in transaction volumes from our institutional sales and trading businesses.

For the six months ended June 30, 2004, depreciation and amortization increased $44,431 to $1,624,577, compared to $1,580,146 for the six months ended June 30, 2003, reflecting the net effect of an increase in New York from a full period of depreciation and amortization of furniture and leasehold improvements purchased for our new headquarters which we have occupied since March 2003, and a reduction in London from assets which have been fully depreciated.

Other interest expense for the six months ended June 30, 2004 decreased $147,833 to $84,666, compared to $232,499 for the comparable period in 2003, primarily due to decreased borrowings under our revolving credit facility with BONY and decreased capitalized lease obligations.

For the six months ended June 30, 2004, general, administrative and other expenses increased $238,610 to $3,982,164, as compared to $3,743,554 for the six months ended June 30, 2003, reflecting the net effects of a decrease of $312,000 in legal fees related to the NTL when-issued trade disputes ($188,000 in the current period compared to $500,000 in the prior period), the effects of adjustments in the prior period to increase our reserve in the U.K. for the employer portion of National Insurance Contributions by $465,000 and to reduce expenses for the recovery of consumption taxes previously paid of $160,000, and increases in various general and administrative costs such as corporate insurance, securities licensing fees and office expenses.

Provision for income taxes for the six months ended June 30, 2004 increased $1,028,001 to $3,129,106, compared to $2,101,105 for the six months ended June 30, 2003, primarily as a result of an increase in pre-tax income.

                              Page 22 of 35 Pages

For the six months ended June 30, 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985. The lack of minority interest in the current period is the result of the Company's purchase of the minority interest in EBL in February 2003.

During the six months ended June 30, 2003, we recorded an extraordinary gain of $2,957,547 as the result of our February 2003 discounted purchase of the 50% minority shareholding held in EBL. We purchased this interest, pursuant to the terms of an EBL shareholders agreement that we enforced in a U.K. court proceeding, as a result of the failure of the minority shareholder to provide certain requested funding to EBL in late 2000. The discounted purchase price, calculated under the agreement as 70% of the book value attributable to this shareholding as of December 31, 2000, resulted in an extraordinary gain of $2,957,547. The gain reflected the excess of $5,570,703, the amount recorded for the 50% interest in EBL as of the February 2003 purchase date, over the purchase price of $2,613,156.

                         Liquidity and Capital Resources

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents at June 30, 2004 reflect a reduction from the level at December 31, 2003, principally due to the increased use of cash resources for securities positions (including repurchase and reverse repurchase agreements) in connection with our institutional sales and trading operations and our institutional securities financing operations.

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

Securities owned and securities sold, not yet purchased reflect securities positions taken in connection with sales and trading operations and in our firm investment account. Securities positions taken by our sales and trading businesses are often for the purpose of facilitating anticipated customer needs and are typically hedged with offsetting positions of a similar nature. Securities owned are financed either from cash resources, by short-term bank loans from our clearing bank, by repurchase agreements or by margin borrowings (if available) from broker-dealers that clear certain of these transactions on

                              Page 23 of 35 Pages
our behalf. We are able to make delivery on securities sold, not yet purchased by borrowing such securities either from clearing firms that clear certain of these transactions on our behalf or through reverse repurchase agreements.

In the ordinary course of settling our U.S. Treasury and federal agency securities transactions (including repurchase and reverse repurchase agreements) we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt/delivery.

As reflected on the Consolidated Statements of Financial Condition, and as detailed in the table below, we had net assets relating to securities positions (including repurchase and reverse repurchase agreements) of $15.4 million at June 30, 2004, an increase of $8.3 million as compared to net assets relating to securities positions of $7.1 million at December 31, 2003.

                                                              (in millions)
                                                    June 30, 2004     December 31, 2003
                                                    -------------     -----------------
Securities purchased under agreements to resell     $       400.4      $     1,446.7
Securities failed-to-deliver                                 23.4               90.7
Securities owned                                             80.8                6.7
Short-term bank loan                               (          0.9)
Securities sold under agreements to repurchase     (        379.0)    (      1,470.5)
Payable to broker-dealers and customers            (         13.4)
Securities failed-to-receive                       (         15.8)    (         66.5)
Securities sold, not yet purchased                 (         80.1)
                                                    -------------      -------------
   Net assets relating to securities positions      $        15.4      $         7.1
                                                    =============      =============

MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10 million and a minimum net worth (including subordinated borrowing) of $25 million. In addition, MFI is required to maintain a clearing deposit with GSD-FICC, based upon the level and nature of its trading activity (with a minimum deposit of $5 million), as well as certain minimum collateral deposits with its clearing brokers. The aforementioned deposits have been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

EBL is a Type D registered firm of the FSA in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $6.3 million requirement at June 30, 2004).

At June 30, 2004, we had $5 million outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with BONY in March 2003. This facility, as amended in November 2003, provides for borrowings of up to $10 million and is secured by EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and MFGI on a consolidated

                              Page 24 of 35 Pages
basis, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this facility.

As of June 30, 2004, we had authorization remaining for the repurchase of up to 528,225 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001. The program originally authorized the repurchase of up to 709,082 shares (10% of the then-outstanding shares), was initially expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares, and was further expanded in April 2003 by an additional 700,000 shares, for a total of 1,900,000 shares. In July 2004, our Board authorized a further expansion of the program by an additional 500,000 shares, for a total of 2,400,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In July 2004, our Board of Directors declared a common stock cash dividend of $.0625 per share for our fiscal second quarter. The dividend is payable on September 14, 2004 to holders of record on August 27, 2004. We believe that the dividend, which on an annual basis is anticipated to be $.25 per share, is a tax-efficient way to return value to our shareholders while at the same time enabling us to retain sufficient earnings for growth opportunities.

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

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which

                              Page 25 of 35 Pages
we expect. Uncertainties include factors such as: market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities; the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the success of our technology development and deployment; the status of our relationships with employees, clients, business partners, vendors and clearing firms; possible third-party litigations or regulatory actions against us or other unanticipated contingencies; the scope of our trading gains and losses; the actions of our competitors; and government regulatory changes. For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2003 Form 10-K. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

In January 2004, we restructured our institutional corporate bond sales and trading operations. The table below provides information at June 30, 2004, about the securities positions associated with these operations. Our market risk analysis did not otherwise materially change from the market risk analysis as of December 31, 2003 presented in the 2003 Form 10-K.

As of June 30, 2004:
-------------------

                          2004         2005          2006          2007         2008        After 2008      Total       Fair Value
                       ----------   -----------   -----------   -----------  -----------   ------------  ------------  ------------
Trading:
-------
Interest rate
sensitivity:
  Securities owned:
    Corporate bonds    $   45,000   $ 3,570,000   $ 4,385,000   $ 1,230,000  $ 2,460,000   $ 60,803,000  $ 72,493,000  $ 75,545,484
     (weighted
     average interest
     rate-6.86%)
    U.S. Treasury
    securities                                                                                1,208,000     1,208,000     1,396,451
      (weighted
      average interest
      rate-5.92%)
  Securities sold, not
   yet purchased:
    Corporate bonds   (    65,000) (  1,576,000) (  2,491,000) (  5,619,000)(  1,757,000) (  43,767,000)(  55,275,000)(  56,774,897)
     (weighted
     average interest
     rate-6.61%)
    U.S. Treasury
    securities                                   (  3,900,000) (    350,000)              (  18,412,000)(  22,662,000)(  23,310,825)
      (weighted
      average interest
      rate-4.73%)

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be

                              Page 26 of 35 Pages
disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Page 27 of 35 Pages

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

The following table is a summary of all purchases made by us of our common stock during the three months ended June 30, 2004 and, as of each month end during such three-month period, the maximum number of shares that could still be purchased under our share repurchase program as then constituted:

                    Issuer Purchase of Equity Securities (1)

                                                                         Total Number of       Maximum
                                                                         Shares Purchased     Number of
                                                                            as Part of     Shares that May
                                        Total Number of     Avrage           Publicly     Yet be Purchased
                                            Shares        Price Paid     Announced Plans   Under the Plans
         Period                           Purchased        per Share       or Programs     or Programs(2)
         ------                         --------------   --------------   --------------   --------------
April 1 to April 30, 2004                        5,400   $        11.29            5,400          663,793
May 1 to May 31, 2004                           95,268   $        10.97           95,268          568,525
June 1 to June 30, 2004                         40,300   $        10.90           40,300          528,225
                                        --------------   --------------   --------------
                             Total:            140,968   $        10.96          140,968

----------------------------
(1) Following the full utilization of earlier share repurchase authorizations announced on May 15, 2000 (833,744 shares) and January 26, 2001 (787,869 shares), we announced on July 26, 2001, a further authorization by our Board of Directors of a share repurchase program for up to 709,082 shares (10% of our then-outstanding shares). On September 18, 2001, in the immediate aftermath of the September 11th attacks, we announced the expansion of this authorization to bring the total repurchase authorization up to 1,200,000 shares. On April 24, 2003, we announced the further expansion of this authorization by an additional 700,000 shares, for a total repurchase authorization of 1,900,000 shares. These authorizations have no expiration date and delegate to our senior management the discretion to purchase shares, through open market, privately negotiated and/or block transactions, at times, amounts and prices it deems financially prudent in light of prevailing market, business and financial conditions.

(2) In July 2004, our Board authorized a further expansion of the share repurchase program by an additional 500,000 shares, for a total authorization of 2,400,000 shares. The numbers in this column do not reflect this additional authorization, which occurred after the end of the periods covered by this table.

                              Page 28 of 35 Pages

Item 4.           Submission of Matters to a Vote of Security Holders

On June 9, 2004, we held our annual meeting of stockholders (the "Meeting"). At the Meeting, stockholders re-elected three directors - Keith E. Reihl, Oscar M. Lewisohn and Marc S. Cooper - as Class II directors, to serve terms expiring at our third succeeding annual meeting of stockholders.

In addition, stockholders at the Meeting ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2004.

At the Meeting, 6,616,528 shares of our common stock were represented by proxy or ballot, comprising approximately 92.4% of the 7,164,273 shares of common stock outstanding at the close of business on April 26, 2004, the record date for the Meeting. Specific voting results for each of the two proposals described above were as follows:

1.       Election of Directors:

         Keith E. Reihl
         --------------
         For:                                  6,465,431
         Withheld:                               151,097

         Oscar M. Lewisohn
         -----------------
         For:                                  6,220,364
         Withheld:                               396,164

         Marc S. Cooper
         --------------
         For:                                  6,218,964
         Withheld:                               397,564

2.       Ratification of Appointment of Independent Accountants:

         For:                                  6,566,914
         Against:                                 35,313
         Abstain:                                 14,301

                              Page 29 of 35 Pages

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.              Description
-----------              -----------

31.1                     Rule 13a-14(a) Certification of Principal Executive
                         Officer

31.2                     Rule 13a-14(a) Certification of Principal Financial
                         Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers


(b)      Reports on Form 8-K

During the three months ended June 30, 2004, we filed two current reports on Form 8-K, respectively on April 29, 2004 and May 4, 2004. The first filed report attached our Letter to Stockholders that was included as part of our 2003 Annual Report. The second filed report attached our press release announcing our financial results for our fiscal first quarter ended March 31, 2004, as well as the declaration by our Board of Directors of the quarterly dividend on our common stock of $0.0625 per share.

                              Page 30 of 35 Pages

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2004


                                    MAXCOR FINANCIAL GROUP INC.
                                           (Registrant)




                                    /s/ GILBERT D. SCHARF
                                    --------------------------------------------
                                    Gilbert D. Scharf, Chief Executive Officer




                                    /s/ STEVEN R. VIGLIOTTI
                                    --------------------------------------------
                                    Steven R. Vigliotti, Chief Financial Officer

                              Page 31 of 35 Pages

                                  EXHIBIT INDEX


Exhibit     Description                                                     Page
-------     -----------                                                     ----

31.1        Rule 13a-14(a) Certification of Principal Executive Officer       33

31.2        Rule 13a-14(a) Certification of Principal Financial Officer       34

32          18 U.S.C. Section 1350 Certifications of Principal Executive      35
            and Financial Officers

                              Page 32 of 35 Pages