Form 10-Q
period 2004-09-30
MAXCOR FINANCIAL GROUP INC
filed 2004-11-15
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004


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

                  Yes [ ]                            No [X]

                  The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of November 11, 2004 was 6,970,692.

                        The Exhibit Index is on Page 30.

                               Page 1 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):                                     3

      Consolidated Statements of Financial Condition                          4

      Consolidated Statements of Operations                                   5

      Consolidated Statements of Changes in Stockholders' Equity              6

      Consolidated Statements of Cash Flows                                   7

      Notes to the Consolidated Financial Statements                          9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                17

Item 3. Quantitative and Qualitative Disclosures about Market Risk           26

Item 4. Controls and Procedures                                              26


                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          27

Item 6. Exhibits                                                             28

Signatures                                                                   29

Exhibit Index                                                                30

                               Page 2 of 51 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                               SEPTEMBER 30, 2004
                               ------------------
                                   (Unaudited)


                               Page 3 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

ASSETS                                                               September 30, 2004    December 31, 2003
------                                                               ------------------    ------------------
Cash and cash equivalents                                            $       52,155,530    $       67,170,247
Securities purchased under agreements to resell                             896,254,158         1,446,677,977
Deposits with clearing organizations                                          7,316,939             8,848,729
Receivable from broker-dealers, clearing organizations and
   customers                                                                 28,374,457            22,324,106
Securities failed-to-deliver                                                                       90,669,388
Securities owned                                                             10,679,132             6,687,124
Prepaid expenses and other assets                                             7,353,525             7,003,794
Deferred tax asset                                                              704,786               734,408
Fixed assets                                                                 12,234,529            13,010,863
                                                                     ------------------    ------------------

Total assets                                                         $    1,015,073,056    $    1,663,126,636
                                                                     ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold under agreements to repurchase                     $      900,636,429    $    1,470,461,908
  Payable to broker-dealer                                                    5,691,192
  Securities failed-to-receive                                                                     66,544,835
  Securities sold, not yet purchased                                            428,102                22,428
  Accounts payable and accrued liabilities                                   18,440,682            21,137,048
  Accrued compensation payable                                               18,973,808            30,198,757
  Income taxes payable                                                        1,221,394             1,469,456
  Deferred taxes payable                                                      3,787,846             5,043,758
  Obligations under capitalized leases                                          277,029               703,944
  Revolving credit facility                                                   5,000,000             7,500,000
                                                                     ------------------    ------------------
                                                                            954,456,482         1,603,082,134
                                                                     ------------------    ------------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at September 30, 2004 and December 31, 2003
   Common stock, $.001 par value, 30,000,000 shares authorized;
     12,874,126 and 12,794,626 shares issued at September 30, 2004
     and December 31, 2003, respectively                                         12,874                12,795
  Additional paid-in capital                                                 39,107,977            38,718,445
  Treasury stock at cost; 5,900,484 and 5,655,903 shares of
     common stock held at September 30, 2004 and December 31,
     2003, respectively                                             (        19,377,690)  (        16,771,571)
  Retained earnings                                                          38,987,132            36,178,583
  Accumulated other comprehensive income:
     Foreign currency translation adjustments                                 1,886,281             1,906,250
                                                                     ------------------    ------------------
     Total stockholders' equity                                              60,616,574            60,044,502
                                                                     ------------------    ------------------

   Total liabilities and stockholders' equity                        $    1,015,073,056    $    1,663,126,636
                                                                     ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                  For the Three Months Ended         For the Nine Months Ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    2004             2003             2004             2003
                                                -------------    -------------    -------------    -------------
Revenues:
  Commission income                             $  43,611,186    $  44,237,822    $ 139,172,596    $ 133,519,551
  Interest income                                   3,885,106        2,247,976        8,819,718        3,562,792
  Principal transactions, net                       1,772,516        1,979,315        6,254,011        1,721,983
  Insurance recoveries                                              11,106,063                        11,106,063
  Other                                        (      337,355)  (      333,984)  (      969,804)  (      810,661)
                                                -------------    -------------    -------------    -------------
Gross revenues                                     48,931,453       59,237,192      153,276,521      149,099,728

Interest expense on securities indebtedness         3,455,240        1,701,742        7,916,046        2,006,891
                                                -------------    -------------    -------------    -------------
Net revenues                                       45,476,213       57,535,450      145,360,475      147,092,837
                                                -------------    -------------    -------------    -------------

Expenses:
   Compensation and related costs                  33,035,105       31,705,605      100,699,482       93,777,318
   Communication costs                              3,374,393        3,357,682       10,248,887        9,536,265
   Travel and entertainment                         2,437,463        2,548,869        7,886,459        6,817,843
   Occupancy and equipment rental                   1,870,463        1,885,924        6,262,695        4,918,845
   Clearing and execution fees                        965,532        1,030,670        2,994,562        2,852,294
   Depreciation and amortization                      821,884          840,314        2,446,461        2,420,460
   Other interest expense                              35,571           67,892          120,237          300,391
   Charity Day contributions                                                          1,042,864          982,300
   General, administrative and other expenses       1,732,212        1,505,925        5,714,376        5,249,478
                                                -------------    -------------    -------------    -------------
                                                   44,272,623       42,942,881      137,416,023      126,855,194
                                                -------------    -------------    -------------    -------------
Income before provision for income taxes,
  minority interest and extraordinary item          1,203,590       14,592,569        7,944,452       20,237,643

Provision for income taxes                            680,508        6,144,263        3,809,614        8,245,368
                                                -------------    -------------    -------------    -------------

Income before minority interest and
    extraordinary item                                523,082        8,448,306        4,134,838       11,992,275

Minority interest in income of consolidated
    subsidiary                                                                                    (      175,985)
                                                -------------    -------------    -------------    -------------

Income before extraordinary item                      523,082        8,448,306        4,134,838       11,816,290

Extraordinary gain on purchase of minority
    interest                                                                                           2,957,547
                                                -------------    -------------    -------------    -------------

Net income                                      $     523,082    $   8,448,306    $   4,134,838    $  14,773,837
                                                =============    =============    =============    =============

Basic earnings per share:
   Income before extraordinary item             $         .07    $        1.23    $         .58    $        1.70
   Extraordinary gain on purchase of minority
        interest                                                                                             .42
                                                -------------    -------------    -------------    -------------
   Net income                                   $         .07    $        1.23    $         .58    $        2.12
                                                =============    =============    =============    =============

Diluted earnings per share:
   Income before extraordinary item             $         .07    $        1.04    $         .52    $        1.45
   Extraordinary gain on purchase of minority
        interest                                                                                             .36
                                                -------------    -------------    -------------    -------------
   Net income                                   $         .07    $        1.04    $         .52    $        1.81
                                                =============    =============    =============    =============

Cash dividends per share of common stock        $       .0625    $       .0625    $       .1875    $       .0625
                                                =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
         FOR THE PERIODS ENDED DECEMBER 31, 2003 AND SEPTEMBER 30, 2004
         --------------------------------------------------------------
                                   (Unaudited)

                                                                                                         Accumulated
                                                            Additional                                     Other
                               Comprehensive    Common        Paid-in      Treasury        Retained     Comprehensive
                                  Income         Stock        Capital        Stock         Earnings        Income          Total
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2002                  $     12,233  $ 36,517,908 ( $11,208,967)  $ 20,741,779   $  1,530,133   $ 47,593,086
Comprehensive income
  Net income for the year
    ended December 31, 2003    $ 16,314,792                                                16,314,792                    16,314,792
  Foreign currency
    translation adjustment
    (inclusive of income tax
    benefit of $2,712)              376,117                                                                  376,117        376,117
                               ------------
Comprehensive income           $ 16,690,909
                               ============
Exercise of stock options,
  including tax benefit
  of $763,293                                          562     2,200,537 (     826,303)                                   1,374,796
Acquisition of treasury
  stock                                                                  (   4,736,301)                               (   4,736,301)
Common stock dividends                                                                  (     877,988)                (     877,988)
                                              ------------  ------------  ------------   ------------   ------------   ------------

Balance at December 31, 2003                        12,795    38,718,445 (  16,771,571)    36,178,583      1,906,250     60,044,502
Comprehensive income
  Net income for the
    nine months ended
    September 30, 2004         $  4,134,838                                                 4,134,838                     4,134,838
  Foreign currency
    translation adjustment
    (net of income tax
    benefit of $106,893)      (      19,969)                                                           (      19,969) (      19,969)
                               ------------
Comprehensive income           $  4,114,869
                               ============
Exercise of stock options,
  including tax benefit
  of $92,619                                            79       389,532                                                    389,611
Acquisition of treasury
  stock                                                                  (   2,606,119)                               (   2,606,119)
Common stock dividends                                                                  (   1,326,289)                (   1,326,289)
                                              ------------  ------------  ------------   ------------   ------------   ------------
Balance at September 30, 2004                 $     12,874  $ 39,107,977 ( $19,377,690)  $ 38,987,132   $  1,886,281   $ 60,616,574
                                              ============  ============  ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               Page 6 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                            For the Nine Months Ended
                                                                     ----------------------------------------
                                                                     September 30, 2004    September 30, 2003
                                                                     ------------------    ------------------
Cash flows from operating activities:
     Net income                                                      $        4,134,838    $       14,773,837
     Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
       Depreciation and amortization                                          2,446,461             2,420,460
       Gain on disposal of fixed assets                             (            64,626)
       Provision for doubtful accounts                                           37,374   (            90,803)
       Gain on purchase of minority interest                                              (         2,957,547)
       Minority interest in net earnings of consolidated
         subsidiaries                                                                                 175,985
       Unreimbursed losses of contractual arrangements                          630,977               688,056
       Deferred income taxes                                        (         1,224,768)            4,600,071
       Income tax benefit on option exercises                                    92,619               395,165
     Change in assets and liabilities:
       Decrease (increase) in securities purchased under
         agreements to resell                                               550,423,819   (       455,261,625)
       Decrease (increase) in deposits with clearing organizations            1,531,790   (           420,353)
       Increase in receivable from broker-dealers, clearing
         organizations and customers                                (         6,028,260)  (         7,421,677)
       Decrease (increase) in securities failed-to-deliver                   90,669,388   (        51,322,326)
       Increase in securities owned                                 (         3,992,111)  (         8,495,202)
       Increase in prepaid expenses and other assets                (           300,299)  (         1,507,943)
       (Decrease) increase in securities sold under agreements
         to repurchase                                              (       569,825,479)          458,459,000
       Increase in payable to broker-dealer                                   5,691,192            16,438,055
       (Decrease) increase in securities failed-to-receive          (        66,544,835)           50,537,592
       Increase (decrease) in securities sold, not yet purchased                405,674   (           144,153)
       Decrease in accounts payable and accrued liabilities         (         3,369,138)  (         3,518,027)
       Decrease in accrued compensation payable                     (        11,435,949)  (         7,359,782)
       (Decrease) increase in income taxes payable                  (           268,507)            1,170,213
                                                                     ------------------    ------------------
           Net cash (used in) provided by operating activities      (         6,989,840)           11,158,996
                                                                     ------------------    ------------------

Cash flows from investing activities:
     Purchase of fixed assets                                       (         1,957,663)  (         8,757,387)
     Proceeds from the disposal of fixed assets                                  41,804
     Purchase of minority interest                                                        (         2,613,156)
                                                                     ------------------    ------------------
           Net cash used in investing activities                    (         1,915,859)  (        11,370,543)
                                                                     ------------------    ------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 51 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                                          For the Nine Months Ended
                                                                   ----------------------------------------
                                                                   September 30, 2004    September 30, 2003
                                                                   ------------------    ------------------
Cash flows from financing activities:
    Proceeds from exercise of options                                         296,992               363,595
    Payment of obligations under capitalized leases               (           100,175)  (           141,754)
    (Repayments) borrowings under revolving credit facility, net  (         2,500,000)           10,000,000
    Common stock dividends                                        (         1,326,289)  (           438,834)
    Proceeds from asset sales under sales-leaseback transactions                                  5,220,658
    Acquisition of treasury stock                                 (         2,606,119)  (         4,736,301)
                                                                   ------------------    ------------------
        Net cash (used in) provided by financing activities       (         6,235,591)           10,267,364
                                                                   ------------------    ------------------

Effect of exchange rate changes on cash                                       126,573               216,652
                                                                   ------------------    ------------------

Net (decrease) increase in cash and cash equivalents              (        15,014,717)           10,272,469

Cash and cash equivalents at beginning of period                           67,170,247            52,781,616
                                                                   ------------------    ------------------

Cash and cash equivalents at end of period                         $       52,155,530    $       63,054,085
                                                                   ==================    ==================

Supplemental disclosures of cash flow information:

Interest paid                                                      $        7,458,524    $        1,550,994
Income taxes paid                                                           5,113,838             2,783,115
Non-cash financing activities:
    Receipt of shares in treasury for exercise price of options                                     658,449
    Capital lease obligations cancelled                                       337,739

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 51 Pages

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the interim periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K").

                               Page 9 of 51 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods respectively ended September 30, 2004 and September 30, 2003:

                                                     Three Months Ended            Nine Months Ended
                                                ---------------------------   ---------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                    2004           2003           2004           2003
                                                ------------   ------------   ------------   ------------
Income before extraordinary item                $    523,082   $  8,448,306   $  4,134,838   $ 11,816,290
Extraordinary gain on purchase of
  minority interest                                                                             2,957,547
                                                ------------   ------------   ------------   ------------
Net income                                           523,082      8,448,306      4,134,838     14,773,837

Weighted average common shares outstanding -
  basic calculations                               6,993,230      6,889,677      7,086,656      6,964,395
Dilutive effect of stock options and warrants        667,280      1,264,327        791,373      1,208,220
                                                ------------   ------------   ------------   ------------
Weighted average common shares outstanding -
  diluted calculations                             7,660,510      8,154,004      7,878,029      8,172,615
Basic earnings per share:
  Income before extraordinary item              $        .07   $       1.23   $        .58   $       1.70
  Extraordinary gain on purchase of
    minority interest                                                                                 .42
                                                ------------   ------------   ------------   ------------
  Net income                                    $        .07   $       1.23   $        .58   $       2.12
                                                ============   ============   ============   ============

Diluted earnings per share:
  Income before extraordinary item              $        .07   $       1.04   $        .52   $       1.45
  Extraordinary gain on purchase of
     minority interest                                                                                .36
                                                ------------   ------------   ------------   ------------
    Net income                                  $        .07   $       1.04   $        .52   $       1.81
                                                ============   ============   ============   ============

Antidilutive common stock equivalents:
    Options                                          270,000                        10,000        445,000


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

The Company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of September 30, 2004, the fair value of securities received as collateral under reverse repurchase agreements of $1,075.5 million was repledged under repurchase agreements.

                              Page 10 of 51 Pages

NOTE 4 - STOCKHOLDERS' EQUITY:
-----------------------------

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock. At December 31, 2003 and September 30, 2004, there were no shares of preferred stock outstanding.

Common stock, options and warrants:
----------------------------------

At December 31, 2003, the Company had 7,138,723 shares of common stock outstanding and held 5,655,903 shares in treasury.

During the nine months ended September 30, 2004 the Company repurchased 244,581 shares under its existing share repurchase program for an aggregate purchase price of $2,606,119. This program was authorized by the Board of Directors in July 2001 and was expanded in September 2001, April 2003 and July 2004. As of September 30, 2004, the remaining authorization under this expanded program was 949,612 shares. In addition, during the nine months ended September 30, 2004, the Company issued 79,500 shares pursuant to options exercised under the Company's 1996 Stock Option Plan and 2002 Stock Option Plan.

As a result of the activities described in the preceding paragraph, at September 30, 2004, the Company had 6,973,642 shares of common stock outstanding and held 5,900,484 shares in treasury.

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," with such fair value estimated using the Black-Scholes option pricing model. The pro forma expense for stock-based compensation during the nine months ended September 30, 2004 is net of the impact of the reversal of the aggregate pro forma expense of $444,153 previously determined for prior periods for the cancelled leveraged finance warrants.

                              Page 11 of 51 Pages

-----------------------------------------

                                                      Three Months Ended             Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
Net income, as reported                           $    523,082   $  8,448,306   $  4,134,838   $ 14,773,837

Deduct: Total stock-based compensation expense
   determined under fair value based method for
   all awards, net of related tax effects              186,003        306,837        148,378        663,980
                                                  ------------   ------------   ------------   ------------

 Pro forma net income                             $    337,079   $  8,141,469   $  3,986,460   $ 14,109,857
                                                  ============   ============   ============   ============


                                                      Three Months Ended             Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
Earnings per share:
   Basic, as reported                             $        .07   $       1.23   $        .58   $       2.12
   Basic, pro forma                               $        .05   $       1.18   $        .56   $       2.03

   Diluted, as reported                           $        .07   $       1.04   $        .52   $       1.81
   Diluted, pro forma                             $        .04   $       1.00   $        .51   $       1.73

Dividends:
---------

During the nine months ended September 30, 2004, the Company declared and paid three quarterly common stock dividends, each at the rate of $.0625 per share ($.25 per share on an annualized basis), for aggregate payments of $1,326,289.

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

In February 2003, MFI filed a suit in the New York State Supreme Court (the "Court"), naming all of its counterparties to its NTL when-issued trades, in order to seek a uniform, adjusted settlement of these trades. Similar proceedings, some seeking settlement on an adjusted basis, others on an unadjusted basis, also were commenced by other parties to NTL when-issued trades against their counterparties, including MFI, both in the Court and before NASD.

                              Page 12 of 51 Pages

--------------------------------------------------

Included in principal transactions for the nine months ended September 30, 2003 is a loss of $5.1 million recorded on the settlement of MFI's NTL when-issued trades. This loss included the estimated damages payable if the above proceedings were to conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis, and is net of a partially offsetting $800,000 principal transaction gain recorded on NTL shares subsequently determined no longer to constitute a hedge against such an outcome.

In March 2004, the Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. In July 2004, based upon this decision, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. The judgment remains subject to collection, however, as both it and the underlying decision have been appealed by a number of MFI's counterparties.

Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties. In the first quarter of 2004, the net result was the reversal of $625,000 of the $5.1 million net loss recorded by MFI during 2003 and the dismissal of the sole NASD proceeding involving MFI, leaving MFI's dispute with its remaining NTL counterparties fully centralized in only one forum (the Court). In the third quarter of 2004, the net result was the reversal of an additional $1,973,000 of the 2003 loss. These reversals have been included as gains on principal transactions totaling $1,973,000 and $2,598,000, respectively, during the three and nine month periods ended September 30, 2004.

The $3.6 million judgment obtained by MFI, together with a $700,000 accrual MFI has remaining on its books to cover damages potentially payable in the event that the Court's decision is reversed, means that MFI in the future may be able to record an up to $4.3 million pre-tax gain (before any associated costs) if the current outcome is upheld on appeal. However, because of the pending appeals and their associated uncertainties, MFI only intends to record further gains related to its NTL when-issued trades if and when additional permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with additional counterparties.

General, administrative and other expenses include the following legal fees related to this matter during the three and nine month periods respectively ended September 30, 2004 and September 30, 2003:

            Three Months Ended                     Nine Months Ended
 --------------------------------------  --------------------------------------
 September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
 ------------------  ------------------  ------------------  ------------------
     $  60,000           $  100,000         $  248,000          $  600,000

                              Page 13 of 51 Pages

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

Summarized operating results of the Tokyo Venture for the three and nine month periods respectively ended September 30, 2004 and September 30, 2003, along with the Company's share of those results, are presented below:

                       Three Months Ended               Nine Months Ended
                  ----------------------------    ----------------------------
                  September 30,   September 30,   September 30,   September 30,
                      2004            2003            2004            2003
                  ------------    ------------    ------------    ------------

Revenues          $    928,505    $    842,539    $  3,145,309    $  4,166,336
Expenses             1,515,424       1,520,167       4,803,893       6,292,804
                  ------------    ------------    ------------    ------------
Loss             ( $   586,919)  ( $   677,628)  ( $ 1,658,584)  ( $ 2,126,468)
                  ============    ============    ============    ============

Company's share  ( $   336,011)  ( $   387,942)  ( $   949,539)  ( $ 1,217,403)
                  ============    ============    ============    ============

NOTE 7 - NET CAPITAL REQUIREMENTS:
---------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") requires it to maintain minimum excess regulatory net capital of $10,000,000 and minimum net worth of $25 million. At September 30, 2004, MFI had regulatory net capital of $41.2 million, a regulatory net capital requirement of $250,000 and net worth of $55.3 million. Euro Brokers Ltd. ("EBL"), a U.K. brokerage subsidiary of the Company, is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks' average expenditures plus the amount of less liquid assets on hand. At September 30, 2004, EBL had financial resources in accordance with FSA's rules of (pound)4.6 million ($8.3 million) and a financial resources requirement of (pound)3.5 million ($6.3 million).

                              Page 14 of 51 Pages

NOTE 8 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income, principal transactions and information sales revenue) and net income (loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three and nine-month periods respectively ended September 30, 2004 and September 30, 2003, as defined by SFAS 131, consist of the United States, United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S.-based operations. In the U.S. segment, for the three and nine-month periods ended September 30, 2003, net income reflects the $11.1 million pre-tax insurance gain on property destroyed in the September 11th attacks, and, for the nine-month period ended September 30, 2003, operating revenues and net income reflect the net loss of $5.1 million pre-tax recorded on the NTL when-issued trades (see Note 5). For the three and nine-month periods ended September 30, 2004, respectively, operating revenues and net income reflect partial reversals of the 2003 NTL pre-tax loss of $1,972,000 and $2,598,000. In the U.K. segment, for the nine months ended September 30, 2003, net income reflects the $3.0 million extraordinary gain realized on the February 2003 purchase of the minority interest in EBL and includes the results for EBL, for periods prior to the purchase, net of such minority interest. Japan amounts primarily reflect the non-equity losses from contractual arrangement (Tokyo Venture). See Note 6 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2003 and which are not expected to meet these thresholds for the year ended December 31, 2004 have been included in "All Other."

                        United States    United Kingdom       Japan          Switzerland       All Other          Total
                        --------------   --------------   --------------    --------------   --------------   --------------
Three months ended
  September 30, 2004:
Operating revenues      $   25,620,861   $   17,633,154   $                 $      911,357   $    1,218,330   $   45,383,702
Net income (loss)              243,085          218,676  (       336,011)          238,226          159,106          523,082
Assets                   1,004,142,628       29,133,014          176,960         5,452,135        2,510,556    1,041,415,293

Three months ended
  September 30, 2003:
Operating revenues      $   27,413,892   $   17,039,422   $                 $      661,028   $    1,144,461   $   46,258,803
Net income (loss)            7,992,825          553,665  (       396,506)          178,838          119,484        8,448,306
Assets                     651,363,173       27,212,654          175,521         3,460,589        2,237,808      684,449,745

Nine months ended
  September 30, 2004:
Operating revenues      $   80,562,366   $   58,166,133   $                 $    3,481,416   $    3,216,692   $  145,426,607
Net income (loss)            1,770,419        1,747,516  (       949,538)        1,224,896          341,545        4,134,838

Nine months ended
  September 30, 2003:
Operating revenues      $   78,321,235   $   52,725,725   $                 $    1,439,858   $    3,046,378   $  135,533,196
Net income (loss)            8,659,824        6,557,498  (     1,210,441)          533,307          233,649       14,773,837

                              Page 15 of 51 Pages

--------------------------------------

Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended September 30, 2003.

                                                        As of September 30,
                                               ----------------------------------
                                                    2004                2003
                                               ---------------    ---------------
Total for reportable segments                  $ 1,038,904,737    $   682,211,937
Other assets                                         2,510,556          2,237,808
Elimination of intersegment receivables       (     13,246,253)  (     10,812,370)
Elimination of investments in other segments  (     13,095,984)  (     13,095,984)
                                               ---------------    ---------------
                                               $ 1,015,073,056    $   660,541,391
                                               ===============    ===============

                              Page 16 of 51 Pages

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

Securities positions are carried at fair values generally based on quoted market prices. From time to time quoted market prices are not available for certain municipal or other securities positions. For such securities, we, with the assistance of independent pricing services, determine fair values by analyzing securities with similar characteristics that have quoted market prices. Consideration is given to the size of our individual positions relative to the overall market activity in such positions when determining the impact our sale would have on fair values. The assumptions used in valuing our securities positions may be incorrect and the actual value realized upon disposition could be materially different from the current carrying value.

Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., excess office space, interest and claims on securities settlement differences or disputes, such as NTL, other litigation matters, and certain income tax contingencies. The determination of the amounts of these reserves requires significant investigation and judgment on our part. In making such determinations, we consider the specific facts and circumstances known about each contingency, as well as many other factors, such as legal precedent, case law and historic experience. Our understandings and assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be materially greater or less than the reserve amounts.


                      Three Months Ended September 30, 2004
                Compared to Three Months Ended September 30, 2003

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended September 30, 2004, these revenues decreased $626,636 to $43,611,186, compared to $44,237,822 for the comparable period in 2003, reflecting a decrease in New York, partially offset by increases in London and Switzerland. In New York, the decrease primarily reflected a reduction in riskless principal transactions from our institutional corporate bond sales and trading operations. The increases in London and Switzerland primarily reflected growth in the inter-dealer brokerage and the institutional businesses started in 2003 and exchange rate movements.

                              Page 17 of 51 Pages

Interest income for the three months ended September 30, 2004 increased $1,637,130 to $3,885,106, compared to $2,247,976 for the three months ended September 30, 2003, primarily reflecting increased financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations we started in 2003 and coupon and financing income associated with securities positions taken by our institutional corporate bond sales and trading operations.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For the three months ended September 30, 2004, these activities resulted in a gain of $1,772,516, compared to a gain of $1,979,315 for the three months ended September 30, 2003. This change primarily reflected a reduction in gains on municipal securities and losses from our institutional corporate bond sales and trading operations. During the quarter we restructured our institutional corporate bond sales and trading operations, replacing its top managers and changing its focus to rely less on the utilization of capital and more on the creation of value-added trading ideas. As a result, we expect the overall size of positions and the number of positions to be held by this group to drop significantly, reducing the potential negative impact of future market fluctuations. These reductions to principal gains were largely offset by a $1,973,000 reversal recorded during September 2004 of a portion of the net loss recorded in 2003 on the disputed settlement of NTL when-issued trades.

As discussed in Note 5 to the Consolidated Financial Statements included in this report, during 2003, we recorded a $5.1 net loss on the disputed settlement of NTL when-issued trades, reflecting a $5.9 million loss recorded during the first quarter of 2003 offset in part by an $800,000 gain recorded during the second quarter of 2003 on NTL shares determined to no longer constitute a hedge. The $5.9 million loss reflected the contingency that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis.

In March 2004, the New York State Supreme Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. In July 2004, based upon this decision, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. The judgment remains subject to collection, however, as both it and the underlying decision have been appealed by a number of MFI's counterparties.

Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties. In the first quarter of 2004, the net result was the reversal of $625,000 of the $5.1 million net loss recorded by MFI during 2003. In the third quarter of 2004, the net result was the reversal of an additional $1,973,000 of the 2003 loss.

                              Page 18 of 51 Pages

The $3.6 million judgment obtained by MFI, together with a $700,000 accrual MFI has remaining on its books to cover damages potentially payable in the event that the Court's decision is reversed, means that MFI in the future may be able to record an up to $4.3 million pre-tax gain (before any associated costs) if the current outcome is upheld on appeal. However, because of the pending appeals and their associated uncertainties, MFI only intends to record further gains related to its NTL when-issued trades if and when additional permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with additional counterparties.

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

Other items for the three months ended September 30, 2004 resulted in a loss of $337,355, as compared to a loss of $333,984 for the three months ended September 30, 2003. This increased loss reflected $42,000 of licensing income earned during the prior period on an information licensing agreement that expired in July 2003 and other prior period gains. Offsetting this impact was a reduction of the loss on our 57.25% interest in the Tokyo Venture to $336,011 for the three months ended September 30, 2004, compared to a loss of $387,942 for the prior period.

For the three months ended September 30, 2004, interest expense on securities indebtedness increased $1,753,498 to $3,455,240, compared to $1,701,742 for the three months ended September 30, 2003, primarily as a result of increased interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense on securities positions taken by our institutional corporate bond sales and trading operations.

Compensation and related costs for the three months ended September 30, 2004 increased $1,329,500 to $33,035,105, compared to $31,705,605 for the three months ended September 30, 2003, primarily as a result of increased brokerage staff related to our expansion efforts in New York, including our institutional corporate bond sales and trading operation, increased revenues in London and Switzerland from the growth of various departments started in 2003 (resulting in higher incentive-based compensation) and the effects of translating strengthened foreign currency balances to U.S. dollars.

Communication costs for the three months ended September 30, 2004 and September 30, 2003 were comparable at $3,374,393 and $3,357,682, respectively.

Travel and entertainment costs for the three months ended September 30, 2004 decreased $111,406 to $2,437,463, compared to $2,548,869 for the three months ended September 30, 2003, reflective in part of our efforts to manage these costs.

                              Page 19 of 51 Pages

Occupancy and equipment rental represent expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For the three months ended September 30, 2004 and 2003, these costs were comparable at $1,870,463 and $1,885,924, respectively.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended September 30, 2004, these costs decreased $65,138 to $965,532, compared to $1,030,670 for the three months ended September 30, 2003, primarily reflecting reduced costs for clearing emerging market debt transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For the three months ended September 30, 2004 these costs decreased $18,430 to $821,884, compared to $840,314 for the three months ended September 30, 2003, reflecting the net effect of an increase associated with assets recently purchased in New York and a decrease associated with assets in London which have been fully depreciated.

Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capitalized lease obligations. For the three months ended September 30, 2004, these costs decreased $32,321 to $35,571, compared to $67,892 for the three months ended September 30, 2003, primarily due to decreased borrowings under our revolving credit facility with the Bank of New York ("BONY") and decreased capitalized lease obligations.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended September 30, 2004, these expenses increased $226,287 to $1,732,212, as compared to $1,505,925 for the three months ended September 30, 2003, reflecting increases in various general and administrative costs such as corporate insurance, subscriptions, external accounting and auditing fees and office expenses, partially offset by a reduction in legal fees related to the NTL when-issued trade disputes ($60,000 in the current period compared to $100,000 in the prior period).

Provision for income taxes for the three months ended September 30, 2004 decreased $5,463,755 to $680,508, compared to $6,144,263 for the three months ended September 30, 2003, primarily as a result of a decrease in pre-tax income.

                              Page 20 of 51 Pages

                      Nine Months Ended September 30, 2004
                Compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, commission income increased $5,653,045 to $139,172,596, compared to $133,519,551 for the comparable period in 2003, primarily reflecting increases in London and Switzerland, partially offset by a decrease in New York. The increases in London and Switzerland primarily reflected growth in the inter-dealer brokerage and institutional businesses started in 2003 and exchange rate movements. The decrease in New York was primarily the result of a decrease in riskless principal transactions from our institutional corporate bond sales and trading operations.

Interest income for the nine months ended September 30, 2004 increased $5,256,926 to $8,819,718, compared to $3,562,792 for the nine months ended September 30, 2003, primarily reflecting increased financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations we started in 2003 and coupon and financing income associated with securities positions taken by our restructured institutional corporate bond sales and trading operations.

For the nine months ended September 30, 2004, principal transactions resulted in a gain of $6,254,011, compared to a gain of $1,721,983 for the nine months ended September 30, 2003. This change primarily reflected the effect of a net loss of $5.1 million recorded by MFI during the prior period on the disputed settlement of its NTL when-issued equity trades, the reversal of $2,598,000 of this loss during the current period, and a $1.5 million gain recorded during the current period from the resolution of contingencies associated with the settlement of certain principal transactions in the aftermath of the September 11th attacks. Partially offsetting these improvements to principal transactions were reduced gains on municipal securities transactions and a loss from our institutional corporate bond sales and trading operations as compared to a gain in the prior period.

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

Other items for the nine months ended September 30, 2004 resulted in a loss of $969,804, as compared to a loss of $810,661 for the nine months ended September 30, 2003. This increased loss reflected licensing income of $292,000 earned during the prior nine-month period on an information licensing agreement that expired in July 2003 and other prior period gains. Partially offsetting this impact was a narrowing of the loss on our 57.25% interest in the Tokyo Venture to $949,539 for the nine months ended September 30, 2004, compared to $1,217,403 for the prior nine-month period.

                              Page 21 of 51 Pages

For the nine months ended September 30, 2004, interest expense on securities indebtedness increased $5,909,155 to $7,916,046, compared to $2,006,891 for the nine months ended September 30, 2003, primarily as a result of increased interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense on securities positions taken by our institutional corporate bond sales and trading operations.

Compensation and related costs for the nine months ended September 30, 2004 increased $6,922,164 to $100,699,482, compared to $93,777,318 for the nine months ended September 30, 2003, primarily as a result of increased brokerage staff in connection with expansion efforts in New York, increased revenues in London and Switzerland from the growth of various departments started in 2003 (resulting in higher incentive-based compensation) and the effects of translating strengthened foreign currency balances to U.S. dollars.

Communication costs for the nine months ended September 30, 2004 increased $712,622 to $10,248,887, compared to $9,536,265 for the nine months ended September 30, 2003, primarily as a result of the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

Travel and entertainment costs for nine months ended September 30, 2004 increased $1,068,616 to $7,886,459, compared to $6,817,843 for the nine months ended September 30, 2003, reflective in part of an increase in our business expansion efforts in the early portion of 2004.

Occupancy and equipment rental for the nine months ended September 30, 2004 increased $1,343,850 to $6,262,695, compared to $4,918,845 for the nine months ended September 30, 2003, primarily due to an increase of $673,000 to an accrual in London for excess office space (arising from a terminated sublet) designated for sublease. This adjustment was based upon a reassessment of the length of time it will take to generate sublease income on this space. Also contributing to the increase in these costs were increased costs for office space in London effective the second quarter of 2003 and a full period of rental costs on equipment in New York that we started leasing in late March 2003.

Clearing and execution fees for the nine months ended September 30, 2004 increased $142,268 to $2,994,562, compared to $2,852,294 for the nine months ended September 30, 2003, primarily as a result of the increase in transaction volumes from our institutional businesses.

For the nine months ended September 30, 2004, depreciation and amortization increased $26,001 to $2,446,461, compared to $2,420,460 for the nine months ended September 30, 2003, reflecting the net effect of an increase from a full period of depreciation and amortization of furniture and leasehold improvements purchased for our new headquarters in New York which we have occupied since March 2003, depreciation and amortization of current year purchases in New York and a reduction from assets in London which have been fully depreciated.

Other interest expense for the nine months ended September 30, 2004 decreased $180,154 to $120,237, compared to $300,391 for the comparable period in 2003, primarily due to decreased borrowings under our revolving credit facility with BONY and decreased capitalized lease obligations.

                              Page 22 of 51 Pages

All the revenue generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage employees waive any entitlement to commissions from such revenues. The proceeds of $1,042,864 raised on our April 19, 2004 Charity Day are designated for The Euro Brokers Relief Fund, Inc. and the firm's Maxcor Foundation, which is designating four recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University Medical Center, Duke University's Fuqua/Coach K Center for Leadership & Ethics and The Royal Marsden Hospital in London. Our May 12, 2003 Charity Day raised a total of $982,300 which contributed to The Euro Brokers Relief Fund, Inc. and various charities supported by the Maxcor Foundation.

For the nine months ended September 30, 2004, general, administrative and other expenses increased $464,898 to $5,714,376, as compared to $5,249,478 for the nine months ended September 30, 2003, reflecting the net effects of a decrease of $352,000 in legal fees related to the NTL when-issued trade disputes ($248,000 in the current period compared to $600,000 in the prior period), the effects of adjustments in the prior period to increase our reserve in the U.K. for the employer portion of National Insurance Contributions by $465,000 and to reduce expenses for the recovery of consumption taxes previously paid of $160,000, and increases in various general and administrative costs such as corporate insurance, subscriptions, external accounting and auditing fees and office expenses.

Provision for income taxes for the nine months ended September 30, 2004 decreased $4,435,754 to $3,809,614, compared to $8,245,368 for the nine months ended September 30, 2003, primarily as a result of a decrease in pre-tax income.

For the nine months ended September 30, 2003, minority interest in consolidated subsidiaries resulted in a reduction of the net income from such subsidiaries of $175,985. The lack of minority interest in the current period is the result of the Company's purchase of the minority interest in EBL in February 2003.

During the nine months ended September 30, 2003, we recorded an extraordinary gain of $2,957,547 as the result of our February 2003 discounted purchase of the 50% minority shareholding held in EBL. We purchased this interest, pursuant to the terms of an EBL shareholders agreement that we enforced in a U.K. court proceeding, as a result of the failure of the minority shareholder to provide certain requested funding to EBL in late 2000. The discounted purchase price, calculated under the agreement as 70% of the book value attributable to this shareholding as of December 31, 2000, resulted in an extraordinary gain of $2,957,547. The gain reflected the excess of $5,570,703, the amount recorded for the 50% interest in EBL as of the February 2003 purchase date, over the purchase price of $2,613,156.

                              Page 23 of 51 Pages

                         Liquidity and Capital Resources

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents at September 30, 2004 reflect a reduction from the level at December 31, 2003, principally due to the timing of semi-annual employee bonus payments, which occurred in August 2004.

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

Securities owned and securities sold, not yet purchased reflect securities positions taken in connection with sales and trading operations and in our firm investment account. Securities positions taken by our sales and trading businesses are often for the purpose of facilitating anticipated customer needs and are typically financed either from cash resources or by margin borrowings (if available) from broker-dealers that clear certain of these transactions on our behalf. At September 30, 2004, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions (excluding repurchase and reverse repurchase agreements) of $4.6 million, reflecting securities owned of $10.7 million, offset by securities sold, not yet purchased of $.4 million and margin borrowings from a clearing broker of $5.7 million.

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

EBL is a Type D registered firm of the FSA in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $6.3 million requirement at September 30, 2004).

                              Page 24 of 51 Pages

At September 30, 2004, we had $5 million outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with BONY in March 2003. This facility, as amended in November 2003, provides for borrowings of up to $10 million and is secured by EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and MFGI on a consolidated basis, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this facility.

As of September 30, 2004, we had authorization remaining for the repurchase of up to 949,612 shares of our common stock under our existing share repurchase program authorized by our Board of Directors in July 2001. The program originally authorized the repurchase of up to 709,082 shares (10% of the then-outstanding shares), was initially expanded in the immediate aftermath of the September 11th attacks to authorize the repurchase of up to 1,200,000 shares, and was further expanded in April 2003 by an additional 700,000 shares and in July 2004 by an additional 500,000 shares, for a total of 2,400,000 shares. As has been the case with prior repurchase program authorizations, purchases are to be made from time to time as market and business conditions warrant, and accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In November 2004, our Board of Directors declared a common stock cash dividend of $.0625 per share for our fiscal third quarter. The dividend is payable on December 14, 2004 to holders of record on November 26, 2004. We believe that the dividend, which on an annual basis is anticipated to be $.25 per share, is a tax-efficient way to return value to our shareholders while at the same time enabling us to retain sufficient earnings for growth opportunities.

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

                              Page 25 of 51 Pages

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk analysis as of September 30, 2004 was not materially different from our market risk analysis as of December 31, 2003 presented in the 2003 Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Page 26 of 51 Pages

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the Consolidated Financial Statements included as a part of this report for a discussion of the proceedings in the Supreme Court of the State of New York involving the disputed settlement of our NTL Inc. when-issued equity trades.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

The following table is a summary of all purchases made by us of our common stock during the three months ended September 30, 2004 and, as of each month end during such three-month period, the maximum number of shares that could still be purchased under our share repurchase program as then constituted:

                    Issuer Purchase of Equity Securities (1)

                                                                   Total Number of       Maximum
                                                                   Shares Purchased      Number of
                                                                      as Part of      Shares that May
                                    Total Number       Average         Publicly       Yet be Purchased
                                     of Shares        Price Paid    Announced Plans   Under the Plans
           Period                    Purchased        per Share       or Programs       or Programs
           ------                   ------------     ------------     ------------     ------------
July 1 to July 31, 2004                   44,000     $      10.52           44,000          984,225
August 1 to August 31, 2004               34,613     $       9.16           34,613          949,612
September 1 to September 30, 2004                                                           949,612
                                    ------------     ------------     ------------
                                          78,613     $       9.92           78,613
     Total:

----------------------------
(1) Following the full utilization of earlier share repurchase authorizations announced on May 15, 2000 (833,744 shares) and January 26, 2001 (787,869 shares), we announced on July 26, 2001, a further authorization by our Board of Directors of a share repurchase program for up to 709,082 shares (10% of our then-outstanding shares). On September 18, 2001, in the immediate aftermath of the September 11th attacks, we announced the expansion of this authorization to bring the total repurchase authorization up to 1,200,000 shares. Our Board subsequently authorized further expansions of the share repurchase program by an additional 700,000 shares in April 2003 and 500,000 shares in July 2004, for a total authorization of 2,400,000 shares. These authorizations have no expiration date and delegate to our senior management the discretion to purchase shares, through open market, privately negotiated and/or block transactions, at times, amounts and prices it deems financially prudent in light of prevailing market, business and financial conditions.

                              Page 27 of 51 Pages

Item 6.           Exhibits

Exhibit No.                Description
-----------                -----------

10.1 Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Company's 2002 Stock Option Plan

10.2 Form of Non-Employee Director Nonqualified Stock Option Agreement under the Company's 2002 Stock Option Plan

10.3 Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Company's 1996 Stock Option Plan

10.4 Form of Non-Employee Director Nonqualified Stock Option Agreement under the Company's 1996 Stock Option Plan

31.1                       Rule 13a-14(a) Certification of Principal Executive
                           Officer

31.2                       Rule 13a-14(a) Certification of Principal Financial
                           Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers

                              Page 28 of 51 Pages

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2004


                                    MAXCOR FINANCIAL GROUP INC.
                                            (Registrant)




                                    /s/ GILBERT D. SCHARF
                                    --------------------------------------------
                                    Gilbert D. Scharf, Chief Executive Officer




                                    /s/ STEVEN R. VIGLIOTTI
                                    --------------------------------------------
                                    Steven R. Vigliotti, Chief Financial Officer


                              Page 29 of 51 Pages

                                  EXHIBIT INDEX


Exhibit     Description                                                     Page
-------     -----------                                                     ----

10.1        Form of Section 16(a) Officer Nonqualified Stock Option
            Agreement under the Company's 2002 Stock Option Plan             31

10.2        Form of Non-Employee Director Nonqualified Stock Option
            Agreement under the Company's 2002 Stock Option Plan             36

10.3        Form of Section 16(a) Officer Nonqualified Stock Option
            Agreement under the Company's 1996 Stock Option Plan             40

10.4        Form of Non-Employee Director Nonqualified Stock Option
            Agreement under the Company's 1996 Stock Option Plan             45

31.1        Rule 13a-14(a) Certification of Principal Executive Officer      49

31.2        Rule 13a-14(a) Certification of Principal Financial Officer      50

32          18 U.S.C. Section 1350 Certifications of Principal Executive     51
            and Financial Officers

                              Page 30 of 51 Pages