Form 10-K
period 2004-12-31
MAXCOR FINANCIAL GROUP INC
filed 2005-03-31
CIK 931707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2004  OR

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

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 10% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $10.72 on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $51 million.

         As of March 30, 2005, there were 6,812,232 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

Information required to be included in Part III of this Form 10-K is incorporated by reference into Part III hereof from portions of registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders (which registrant currently intends to file pursuant to Regulation 14A on or before May 2, 2005) that contain such information, but solely to the extent provided therein, or will be filed by amendment to this report by such date.

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
                                     PART I

Item 1.      Business.....................................................    1

Item 2.      Properties...................................................   17

Item 3.      Legal Proceedings............................................   17

Item 4.      Submission of Matters to a Vote of Security Holders..........   18


                                     PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities............   18

Item 6.      Selected Financial Data......................................   20

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   22

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...   34

Item 8.      Financial Statements and Supplementary Data..................   35

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   36

Item 9A.     Controls and Procedures......................................   36

Item 9B.     Other Information............................................   36


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...........   36

Item 11.     Executive Compensation.......................................   36

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..............................   36

Item 13.     Certain Relationships and Related Transactions...............   37

Item 14.     Principal Accountant Fees and Services.......................   37


                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules...................   37

Signatures................................................................   38


Consolidated Financial Statements and Notes...............................  F-1

Index to Consolidated Financial Statements................................  F-2

Exhibit Index.............................................................  X-1

                                                               [GRAPHIC OMITTED]
                                                                    MAXCOR

         This report includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Cautionary Statements." For additional information about forward-looking statements, see page 33.

         References in this report to "we," "us," and "our" mean Maxcor Financial Group Inc. and its subsidiaries and other businesses, unless the context requires otherwise.


                                     PART I

ITEM 1.         BUSINESS

Recent Event

         On March 4, 2005, we announced that we were holding preliminary business combination discussions with a potential acquirer. As of March 30, 2005 (the last date before this report went to press), we had made substantial progress towards a transaction. However, there are still issues remaining to be resolved and, accordingly, there can be no assurance as to whether we will be successful in reaching agreement on or completing a transaction. See "Cautionary Statements - Risks and uncertainties associated with our current acquisition discussions can damage our business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event."

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

         We also maintain certain specialty subsidiaries. Maxcor Financial Asset Management Inc., an investment adviser registered with the SEC, is engaged in securities lending through its Euro Brokers Securities Lending division. Tradesoft Technologies, Inc. ("Tradesoft"), acquired by us in August 2000, augments our existing Maxcor and Euro Brokers software development and technology provision capabilities.

         We have approximately 500 employees worldwide and conduct our businesses through principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico City, and correspondent relationships with other brokers throughout the world.

         In each financial center other than Tokyo, we currently operate through wholly-owned subsidiaries. With respect to our London capital markets operations, housed in Euro Brokers Limited, this 100% ownership has been the case since February 2003, when we purchased the 50% interest that had been held by Monecor (London) Limited ("Monecor") in those operations (see Note 10 to the Consolidated Financial Statements). In Tokyo, we have a controlling 57.25% financial interest in a brokerage venture conducting yen and dollar denominated derivative businesses (the "Tokyo Venture"), with Nittan Capital Group ("Nittan") holding the other 42.75% (see Note 11 to the Consolidated Financial Statements).

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

         Our inter-dealer brokerage transactions are principally of two types:
(i) "name give-up" transactions, in which we act only as an introducing broker, and (ii) transactions in which we act as a "matched riskless principal." In the first type of transaction, primarily involving money market instruments and derivative products, the trades are arranged while preserving the clients' anonymity, but executed at the last instant on a name give-up basis and settled directly between the counterparties. In these transactions we act solely as an introducing broker who brings the two counterparties together, and not as a counterparty ourselves. Consummation of the transaction may then remain subject to the actual counterparties who have been matched by us accepting the credit of each other. In the second type of transaction, primarily securities transactions, we act as a matched riskless principal, connecting the buyer and seller for the transaction on a fully anonymous basis by acting as the counterparty for each in matching, reciprocal back-to-back trades. This type of transaction is then settled through one of various clearing institutions with which we have contractual arrangements, some of who review and pre-approve the credit of the participating counterparties.

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

         Emerging market debt, including Brady bonds, global bonds, Eurobonds, local issues and loans, as well as options on the foregoing, is brokered by specialized teams located in New York, London and Mexico City and through correspondent broker relationships in Argentina, Brazil and Uruguay. The market coverage of the teams from these locations is worldwide. Our brokerage of emerging market debt utilizes direct communication phone lines and provides real-time pricing through proprietary, computerized screen systems located in clients' offices or through direct digital feeds. In most emerging markets transactions, we act as matched riskless principal and settle trades through a clearing firm, although we broker some transactions on a name give-up basis.

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

         We allocate a portion of our capital to support trading and inventory positions in these businesses, often for the purpose of facilitating anticipated client needs. We manage the risks associated with these positions by placing trading guidelines on their size and number of days held and with certain hedging requirements. They are marked-to-market and monitored on a real time basis. We also utilize a portion of our capital for investment positions in high-yield and distressed debt and municipal and other securities.

Institutional Securities Financing

         In our Maxcor institutional securities financing business, which was discontinued in the first quarter of 2005 after failing to gain traction in slightly over a year of building efforts, we operated a matched-book of offsetting securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"). In this business, we enabled institutional customers to finance U.S. Treasury, federal agency and mortgage-backed securities in their portfolios and to borrow such securities to make deliveries on short sales. We also enabled institutions with available cash to earn interest through an investment in a secured financing arrangement. In reverse repurchase agreements, we received collateral in the form of securities and lent cash on which we earned interest. The securities received as collateral were then used as collateral to secure repurchase agreements whereby we borrowed funds from another institution and incurred interest. Through the first quarter of 2005, a significant portion of our interest revenues and our interest expense from securities indebtedness resulted from this activity.

Other Businesses

         Through the Euro Brokers Securities Lending division of our SEC-registered investment adviser, Maxcor Financial Asset Management Inc., we conduct a securities lending business, focusing on third-party lending. In third-party lending, we arrange for the lending of securities held in our clients' portfolios to securities dealers and other market participants who need them to manage their own positions. In exchange for such loaned securities, which include U.S. Treasury and federal agency securities, U.S. corporate bonds (but also non-dollar government securities and corporate bonds) and equities, we arrange for our clients or their custodians to receive either (i) cash collateral, for which we then direct the reinvestment to earn a spread over the rebate rate the client is required to pay in connection with the underlying loan, or (ii) non-cash collateral plus fee income from the borrower. Our third-party lending activities are executed solely on an agency basis, so that collateral and cash funds of clients are not received or held by us.

         Maxcor Financial Services Inc. is a non-regulated subsidiary through which we from time to time develop and initially conduct various new business efforts unrelated to inter-dealer brokerage. It is also charged with managing our firm's investment account.

         Our information and data subsidiary, Maxcor Information Inc., is charged with exploiting the data generated by our inter-dealer brokerage businesses, including attempting to license such data to third party vendors.

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

         On many of our brokerage desks, the Tradesoft(R) system is used to provide a sophisticated and automated broker station, enhancing brokers' ability to monitor trading activity and relevant market information efficiently and communicate analysis and transaction details to their clients. The system also incorporates a paperless ticket and confirmation process, which captures relevant trade details and then generates automatic e-mail or fax confirmations to clients. If and when client demand for it in our products grows, the Tradesoft(R) system also retains the ability to be deployed to display real-time bid, offer and transaction information to clients so that they can initiate bids, offers and trades directly through a dedicated keypad at their workstations, with or without contacting one of our voice brokers, using the system's proprietary matching engine.

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

Revenues and Expenses

         Approximately 90% of our net revenues are derived from commissions related to our inter-dealer brokerage businesses. Generally, we receive a commission from both counterparties in a trade, although in trades of certain products only one party pays a commission. The dollar amount of the average transaction generating a commission varies significantly by the type of product and the duration of the transaction. Similarly, the applicable commission will vary according to product and services required and may also reflect discounts for high transaction volumes or other client rebates. We also generate commissions on sales and trading transactions executed on an agency or matched riskless principal basis.

         Other sources of revenues include (1) the net principal gains or losses from transactions in our sales and trading businesses involving the assumption of market risk for a period of time and from investment positions, (2) profits or losses from the Tokyo Venture, (3) interest income, derived primarily from reverse repurchase agreements (until January 2005), securities positions, cash and cash equivalents and deposits with clearing organizations, and (4) foreign exchange gains and losses.

         Interest expense on securities indebtedness, primarily on repurchase agreements, short securities positions and margin borrowings, is deducted from gross revenues to arrive at net revenues.

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

Personnel

         As of February 28, 2005, we and our businesses employed 406 brokerage personnel (including trainees), plus an additional administrative staff, including officers and senior managers, of 111 persons, for a total employee headcount of 517. Of the brokerage personnel, 228 were located in the U.S., 132 were located in Europe, and 30 were located in Japan, with the balance distributed among our other office locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good and regard compensation and employee benefits to be competitive with those offered by other inter-dealer brokerage firms.

Segment and Geographic Data

         Note 22 to the Consolidated Financial Statements contains summary financial information, for each year of the three-year period ended December 31, 2004, with respect to each of our reportable operating segments, which are based upon the countries in which they operate.

Competition

         The inter-dealer brokerage industry is highly competitive, with the success of a company within the industry dependent on a variety of key factors. These factors include:

         o the experience and extent of client relationships developed by the firm and its personnel;
         o   the range of products and value-added services offered;
         o   commission rates;
         o   the quality, speed and reliability of service;
         o proficiency in and ability to implement current technology, including electronic execution and straight through processing;
         o   salaries and other cost structures; and
         o   capital resources and perceived creditworthiness.

         While there are not many large international inter-dealer brokerage firms, we encounter intense competition in all aspects of our businesses from a number of companies that have significantly greater resources than us. Recent consolidations in the industry have produced combined entities with even greater resources. Moreover, with the recent advent of electronic brokerage in non-equity markets, new potential competitors have emerged that do not have traditional inter-dealer brokerage roots. In addition, dealer firms within a consortium platform could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially eroding our market shares.

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

         During the last several years, the industry has seen an acceleration of the development of electronic execution systems that claim to provide fully automated trade matching. The electronic system first deployed by eSpeed, Inc. in late 1999 successfully garnered liquidity in the U.S. Treasury markets, and continues to do so even after the horrendous losses that firm suffered as a result of the September 11th attacks. Another well-financed competitor, ICAP plc, in 2003 acquired BrokerTec, an inter-dealer electronic brokerage exchange formerly owned by a consortium formed by the leading investment banks. In practice, these systems so far have proved most viable in markets involving very standardized products, such as U.S. Treasuries, spot foreign exchange, commodities and U.S. equities. We believe that more complex financial vehicles, in particular derivatives, are less amenable to fully electronic matching, and that clients in these markets are not inclined to forego talking to voice brokers for information and execution. However, various competitors continue to pursue electronic execution platforms for a variety of derivative products, and it can be expected that significant efforts and resources will continue to be devoted by these competitors and others to trying to increase the number and penetration of such automated trading platforms across all profitable brokerage markets.

         The further development and successful deployment of such electronic systems could negatively affect our business and ultimately have material adverse effects on our businesses. Although we are devoting substantial financial and other resources to ensure the success of our electronic brokerage and technology initiatives (described above under "Communications Network and Information and Related Systems"), our ability to execute successfully thereon is subject to a number of uncertainties, not all of which are within our control. These include, but are not necessarily limited to, the speed, capacity and interfaces of systems performing acceptably under both normal and stress conditions, the availability of sufficient funds to develop, refine and promote further the systems, the retention of sufficient training and maintenance resources, the desire for and acceptance of the systems by clients, both at the trader and the information technology department levels, the internal brokerage personnel support for the systems, the timing and success of deployment of competitive systems, and market conditions at the time of deployment.

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

         At the end of 2001, MFI established a new London branch office in order to conduct certain securities businesses that were previously being conducted in a separate, London-based subsidiary. As a result, these operations of MFI, although primarily overseen by NASD, are also subject to oversight by the London-based regulatory body, the Financial Services Authority (the "FSA").

         MFI is also a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Such membership requires MFI to maintain minimum net capital of $10,000,000, including a minimum deposit with

GSD-FICC of $5,000,000. In addition, as a result of the upgrading of MFI's GSD-FICC membership to dealer status in 2003, MFI is required to maintain a minimum net worth of $25 million.

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

         Our London capital markets subsidiary, Euro Brokers Limited ("EBL"), is a Type D registered firm with the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $6.7 million requirement at December 31, 2004).

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

         The passage by Congress of the Sarbanes-Oxley Act of 2002 ("SOX") has imposed, and required the promulgation by the SEC of, numerous rules and regulations directly impacting the operation of public companies such as ourselves. These include mandates for: the composition and member qualification of boards of directors and audit committees, the enhanced independence of accounting firms and the manner and content of their communications with audit committees, rigorous certification procedures for financial statements and SEC filings, the establishment and review of and the making of disclosures with respect to internal controls and procedures, the use and reconciliation to generally accepted accounting principles in the United States ("GAAP") of non-GAAP financial information, internal and outside counsel reporting requirements relating to evidence of material violations, disclosures with respect to the adoption of or waivers under codes of ethics, and, generally, significantly expanded, accelerated and more frequent public reporting and disclosure requirements in SEC filings. Specifically, beginning with our annual report for the year ending either December 31, 2005 or 2006, we will be required under Section 404 of SOX and related SEC regulations to include an annual report of management on internal controls over financial reporting and an attestation report of our public accounting firm on management's assessment of the company's internal controls over financial reporting. The Nasdaq Stock Market(R), in the wake of SOX and these SEC actions, also has promulgated significant revisions to its listing standards to encompass many additional requirements related to corporate governance and other matters.

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

Available Information

         Our website is located at www.maxf.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information contained on our website is not part of this report or any other report filed with the SEC.

         Our Code of Business Conduct and Ethics that applies to all officers, directors and employees and the charters of the Audit and Nominating Committees of our Board of Directors are also available on our website and are available in print to any stockholder upon request by writing to Maxcor Financial Group Inc., One Seaport Plaza, 19th Floor, New York, New York, 10038, Attention: Investor Relations.

Cautionary Statements

         As provided under the Private Securities Litigation Reform Act of 1995, we wish to caution investors that the following factors, among others (including the factors discussed above under the "Revenues and Expenses," "Competition" and "Regulation" headings, and the factors discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk"), could affect our results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf to the public. In such an event, the trading price of our common stock could decline and our stockholders may lose part or all of their investment. Please also refer to "Forward-Looking Statements" below, at page 33.

Adverse changes in economic and market conditions could negatively impact our business.

         Our brokerage businesses and, as a result, our revenues and profitability, are directly affected by economic and market conditions out of our control, including the volatility of the securities markets, the volume, size and timing of securities transactions, the level and volatility of interest rates, and the economy in general. Our businesses generally benefit if these factors cause trading volumes in the instruments we broker to increase and, conversely, can suffer if they cause such trading levels to decrease. Lower trading volumes are likely to reduce our revenues, which would generally negatively impact our profitability because a portion of our costs is fixed.

Market and economic uncertainties are heightened in the current geopolitical environment.

         In the current geopolitical environment, with the heightened security and terrorism concerns that have followed in the wake of the September 11th terrorist attacks and the war in Iraq, there is a continued level of uncertainty in the sustained performance of the financial markets and the economy as a whole, as well as in the New York financial community, specifically. Any additional terrorist acts, or the prospect thereof, and governments' military and economic responses to them, may negatively affect the financial markets, the economy and the resulting trading volumes in the financial markets in which we offer our services, which, in turn, could have an adverse effect on our business, financial condition or results of operations.

An increase in the occurrence of "out trades" could have a material adverse effect on our financial condition or results.

         Our inter-dealer brokerage businesses primarily involve one or more of our subsidiaries acting as an intermediary, matching the trading needs of our predominantly institutional client base by providing specialized services. Some of these transactions are executed on a "name give-up" basis, that is, once the specific economic terms of a proposed transaction are agreed, the names of the individual counterparties are disclosed and, subject to acceptance of the credit, the transaction is confirmed to and completed directly between both counterparties. Other transactions are completed with our broker-dealer subsidiary, Maxcor Financial Inc. (MFI), acting as a "matched riskless principal" and serving as the counterparty to both a buyer and a seller in reciprocal, back-to-back trades. In matched riskless principal transactions, the respective buyer and seller know only MFI as the counterparty. The transactions are then settled through one of the clearing firms or organizations with which MFI has a contractual relationship. In the process of executing brokerage transactions, from time to time in the fast moving markets in which our subsidiaries and brokers operate, miscommunications or other errors can arise, such as parties knowing different trade details or transactions being completed with only one counterparty ("out trades"), thereby creating a potential liability for us. If the out trade is promptly discovered, thereby allowing prompt correction or disposition of the unmatched position at or around the same price, the risk to us is usually limited. If discovery is delayed, the risk is heightened by the increased possibility of intervening market movements prior to such correction or disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades occur and are discovered, our policy is to have the resultant position corrected or disposed of promptly. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, have the potential to have a material adverse effect on our financial condition and results of operations.

The securities settlement process exposes MFI to credit and other risks that can negatively impact our business and profitability.

         The securities settlement process for principal trades brokered by MFI exposes MFI to various risks that individually or in combination could have a negative impact on our business, profitability and results of operations. Credit risk exists because there is always the possibility that a counterparty that was solvent or believed to be solvent on trade date has become insolvent and incapable of performing by the time of settlement. This risk is mitigated in part, but not fully, by short settlement cycles, the predominantly institutional nature of MFI's client base, and the fact that some (but not all) of MFI's clearing agreements provide for the relevant clearing firm or organization to assume counterparty risk, including credit risk, once the parties to and the terms of the trade have been confirmed on trade date by the clearing firm or matched through its related settlement facilities. Financing risk exists because if the trade does not settle timely, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to, the resulting unbalanced position may need to be financed, either directly by MFI or through one of its clearing firms at MFI's expense. These charges may be recoverable by claiming interest from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by MFI, which depending on their size and duration, can limit MFI's business flexibility or even force the curtailment of those portions of MFI's business requiring higher levels of capital.

If any of our clearing agents terminate our contracts with them, our business could suffer.

         Our broker-dealer subsidiary, MFI, has contractual arrangements with a variety of clearing firms and organizations for purposes of clearing and settling the various securities transactions it brokers. Each clearing firm or organization typically handles only certain types of securities for MFI. For example, one firm clears its emerging market debt transactions, another clears its municipal securities, corporate bond and equity transactions and another two collectively clear different aspects of its transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Without the capital resources and services of these firms and organizations, which generally step in and act as principal in substitution for MFI, MFI's business, and our financial results, could be materially adversely impacted. Although most of the contractual clearing arrangements have existed for some time, they are generally terminable by the clearing firm upon reasonably short notice. We believe that in each category of securities there are alternative clearing firms or arrangements that could be put into place, but not necessarily with immediate effect or upon as favorable terms. Accordingly, if any of our existing clearing agreements were to be terminated or if one of the clearing firms or organizations declines to clear one or more categories of security products for MFI, and we were unable to establish in timely fashion a new clearing arrangement with another clearing firm or organization on financial and other terms acceptable to MFI, we would suffer an interruption in, or not be able to continue, brokering the particular product that was the subject of the terminated clearing arrangement, and we could suffer a material adverse effect on our results of operations and financial condition.

We have market risk exposure from trading and inventory positions held.

         We allocate a portion of our available capital to our institutional sales and trading operations to support trading and inventory positions. The positions are generally intended to be held short term, often for the purpose of facilitating anticipated client needs. Where available, they are financed by margin loans provided by our clearing firms. As a result, we have market risk exposure on these securities, varying based on the size of the overall positions, the terms of the securities themselves, and the number of days the positions are held. The aggregate market value of such positions is included in the "securities owned, held at clearing firm" line of our Consolidated Statements of Financial Condition. Although such positions are marked to market and carefully monitored on a real-time basis, resulting principal gains and losses from such positions can on occasion have a disproportionate effect, positive or negative, on our results of operations for any particular reporting period. For example, see Note 20 to the Consolidated Financial Statements relating to MFI's trading in when-issued contracts for NTL, Inc. common stock. In addition, from time to time we hold relatively small amounts of high-yield and distressed debt and municipal and other securities in the firm's investment account, which can create similar market risk exposures and effects.

The lack of diversification in our business could negatively affect our financial condition or results of operations; conversely, managing our growth and diversification effectively can be difficult.

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

         We have spent considerable time, resources and efforts in attempting to grow and diversify our business operations over the last few years, including by building our institutional sales and trading businesses. However, these efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth and diversification, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

         Additionally, maintaining our existing breadth of international operations, and managing any desired future expansion of them, presents its own set of challenges that we may not be able to meet. These include issues associated with managing from a distance and across different time zones, legal and employment law differences that can make it harder to build and retain a work force, working with local partners and regulators, and cultural and other differences.

Events that negatively impact our overseas business partners may negatively affect our operations.

         Some of our overseas brokerage operations are conducted in conjunction with independent business partners, such as Nittan Capital Group in Tokyo, and correspondent brokers, such as Delsur S.A. in Argentina and Brazil. Some of these entities may compete with us in other products, and their business interests may not always coincide with ours. Although such brokerage operations are generally subject to detailed governing arrangements, any event which negatively affects the financial condition or management of any of our partners or correspondent brokers, or their willingness otherwise to conduct such brokerage operations in conjunction with us (or vice versa), may have a negative impact on our operations.

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        The SEC, NASD, GSD-FICC, FSA and various other regulatory agencies have stringent rules and regulations that apply to us with respect to the maintenance of specific levels of net capital. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the applicable agency, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay any debt and redeem or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements and other regulatory issues, see the "Regulation" heading above.

Seasonal fluctuations in trading may cause our quarterly operating results to fluctuate.

         Our business generally experiences seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced activity in December due to seasonal holidays. As a result, our quarterly operating results may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control, such as conditions in the global financial markets, terrorism, war and other economic and political events. Furthermore, we may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter.

Unanticipated system or technology failures internally or externally could negatively impact our business or financial results.

         To remain competitive in our industry, we continuously need to expend significant resources on the maintenance, expansion and enhancement of our communication networks, information systems and other technology, and our business is highly reliant on these systems. Many of these systems are internal, but others are provided by third-party suppliers over whom we have no control, such as telephone companies, online data vendors and software and hardware vendors. It is an ongoing risk that the systems we currently have or in the future implement, or the software underlying these systems, will fail in some fashion or be inadequate to the task, either of which could negatively impact our business or financial results. Although we believe that ongoing upgrades to our trade processing systems, together with periodic stress-testing and monitoring, reduces the likelihood of a material failure of our internal systems, there can be no assurance that there will not be unanticipated system or technology failures, internally or externally, that could negatively impact our business or financial results. Moreover, to the extent we deploy technologies, such as straight through processing and electronic trading platforms, that are relied upon by our clients and incorporated into their internal systems, the business reputation and other risks to us of a technology failure may be exacerbated.

We may be subject to litigation and arbitration, which could limit our profitability.

         Many aspects of our businesses involve varying risks of liability. Over the years, participants in the inter-dealer and institutional brokerage industry have been parties to or otherwise involved in numerous litigations, arbitrations, claims and investigations, including employee claims alleging discrimination or defamation in connection with terminations, client claims alleging the occurrence of out trades or other errors in the handling of trade orders, clearing firm claims for financing charges or other liabilities associated with out trades or settlement problems, and competitor claims alleging theft of trade secrets, unfair competition or tortious interference in connection with new employee or desk hires or intellectual property infringement in connection with new product launches. To the extent we become subject to any such claims or actions that are significant, a settlement or judgment related thereto could have a material adverse effect on our financial condition or results of operations. Moreover, regardless of the outcome of these claims or actions, we generally incur significant expense and management time dealing with them.

Employee misconduct or errors can hurt our business.

         It is not always possible to deter employee misconduct, despite the procedures and other checks and balances we have in place, including many that are mandated by regulators, designed to prevent and/or detect such actions. Misconduct by employees could include, among other things, engaging in and/or hiding unauthorized activities, committing improper or unauthorized activities on behalf of a client, or improperly using proprietary or confidential information. Any of the foregoing types of misconduct could subject us to financial losses, regulatory sanctions and/or harm our reputation, and thereby hurt our results of operations and business. Similarly, employee errors, including mistakes recording or executing transactions for clients, may cause us to record transactions that clients later disavow and refuse to settle, exposing us to risk of material loss until the errors in question are detected and resolved. As with out trades, adverse movements in the prices of the instrument involved in an error transaction before it is detected and unwound, reversed or otherwise corrected can increase this risk.

Risks and uncertainties associated with our current acquisition discussions can damage our business.

         There are multiple risks and uncertainties associated with holding publicly-disclosed acquisition discussions. A prospective change in control can be very unsettling to our employees, and we have seen more aggressive efforts by our competitors to recruit away our brokers in the face of the uncertainties presented by a possible acquisition. For example, since our announcement, these effects have contributed to the departure to a competitor of several brokers in our Mexico City office. Further, in our London office, we are aware of several brokers who have signed forward start agreements with one or more of our competitors that are intended to go into effect as soon as those brokers are legally free to change employers. Although we strive to reduce these risks and consequences by having contracts with, and attractive compensation and working conditions for, our employees, they cannot be entirely eliminated, and even the departure of one or two key employees can have a material adverse effect on our business.

         Moreover, to the extent that the discussions are ultimately not successful, the price of our shares may decline to the extent that the current market price reflects an assumption that an acquisition transaction will be completed. We also will remain responsible for our third-party legal, accounting and financial advisor costs related to the discussions, which are expensed in the periods in which they are incurred and, in the aggregate, could be material to our results of operations for such periods.

         An additional risk is the substantial time, attention and resources required of management and other employees, which can distract from and impede shorter-term operational focus and efficiency, as well as longer-term strategic planning, either or both of which can have a material adverse effect on our business and results of operations.

ITEM 2.         PROPERTIES

         We and our businesses maintain offices in each of the following locations: New York, New York; London, England; Tokyo, Japan; Stamford, Connecticut; Nyon and Zurich, Switzerland (with a registered office in Geneva); and Mexico City, Mexico. Our subsidiaries lease all of their office space, and we have material lease obligations with respect to our New York and London premises. In New York, we rent an aggregate of approximately 62,000 square feet on the 18th and 19th floors at One Seaport Plaza in lower Manhattan under a lease expiring in 2014. In London, we rent approximately 36,000 square feet of space in London's financial center, The City, under a lease expiring in 2018.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2004.


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

Common Stock:                                         High           Low
                                                     -------       -------

         Year Ended December 31, 2004
         ----------------------------
         First Quarter............................   $ 14.94       $ 11.41
         Second Quarter...........................     12.15          9.76
         Third Quarter............................     11.17          8.40
         Fourth Quarter...........................     10.30          8.43

         Year Ended December 31, 2003
         ----------------------------
         First Quarter............................   $  8.09       $  6.00
         Second Quarter...........................     10.66          6.68
         Third Quarter............................     14.50          9.12
         Fourth Quarter...........................     16.35         11.93

Holders:

         As of March 28, 2005, there were 31 holders of record of our common stock. The closing sale price of our common stock on March 28, 2005 was $12.50.

Dividends:

         In 2004, we declared and paid four quarterly dividends and in 2003 we declared and paid our first two quarterly dividends, each at a rate of $.0625 per share ($.25 per share on an annualized basis). It is our current intention to continue this dividend policy in 2005. In addition, we have over the past several years repurchased significant amounts of our common stock, both in privately-negotiated transactions and through an open market repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans:

         The following table sets forth certain information with respect to all equity compensation plans and arrangements of the Company in effect as of December 31, 2004, broken out based on whether the applicable plan was approved by stockholders or not.

                                                                                     Number of securities
                               Number of securities                                 remaining available for
                                   to be issued            Weighted-average          future issuance under
                                upon exercise of          exercise price of        equity compensation plans
                               outstanding options,       outstanding options,       (excluding securities
Plan Category                  warrants and rights        warrants and rights      reflected in column (a))
-------------                  -------------------        -------------------      -------------------------
Equity compensation
plans approved by
security holders                    1,592,188(1)               $  5.80                     707,500(2)

Equity compensation
plans not approved by
security holders                           -0-                    N/A                           -0-
                                 ------------                                          -----------

Total                               1,592,188                     N/A                      707,500
                                 ============                                          ===========

(1) Comprised of 785,938 securities to be issued upon exercise of outstanding options under the 1996 Option Plan and 806,250 securities to be issued upon exercise of outstanding options under the 2002 Option Plan.

(2) Comprised of 42,500 securities remaining available for future issuance under the 1996 Option Plan and 665,000 securities remaining available for future issuance under the 2002 Option Plan.

Issuer Purchases of Equity Securities:

The following table is a summary of all purchases made by us of our common stock during the three months ended December 31, 2004 and, as of each month end during such three-month period, the maximum number of shares that could still be purchased under our share repurchase program as then constituted:


                    Issuer Purchase of Equity Securities (1)
                    ----------------------------------------

                                                                                  Total Number of        Maximum
                                                                                 Shares Purchased       Number of
                                                                                    as Part of       Shares that May
                                             Total Number of      Average            Publicly        Yet be Purchased
                                                 Shares         Price Paid        Announced Plans    Under the Plans
                                                Purchased        per Share          or Programs         Programs
          Period                                ---------        ---------          -----------      ----------------
October 1 to October 31, 2004                          -0-             N/A                   -0-              949,612
November 1 to November 30, 2004                    24,482           $ 8.87               24,482               925,130
December 1 to December 31, 2004                    93,806           $ 8.91               92,900               832,230
                                                ---------        ---------          -----------
                    Total:                        118,288           $ 8.90              117,382

-----------------------
(1) Following the full utilization of earlier share repurchase authorizations announced on May 15, 2000 (833,744 shares) and January 26, 2001 (787,869 shares), we announced on July 26, 2001, a further authorization by our Board of Directors of a share repurchase program for up to 709,082 shares (10% of our then-outstanding shares). On September 18, 2001, in the immediate aftermath of the September 11th attacks, we announced the expansion of this authorization to bring the total repurchase authorization up to 1,200,000 shares. Our Board subsequently authorized further expansions of the share repurchase program by an additional 700,000 shares in April 2003 and 500,000 shares in July 2004, for a total authorization of 2,400,000 shares. These authorizations have no expiration date and delegate to our senior management the discretion to purchase shares, through open market, privately negotiated and/or block transactions, at times, amounts and prices it deems financially prudent in light of prevailing market, business and financial conditions.

ITEM 6.         SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report.

                                                                            Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                  2004              2003              2002              2001              2000
                                             --------------    --------------    --------------    --------------    --------------
Statement of Operations
Revenues:
  Commission income                          $  182,660,338    $  176,497,549    $  149,428,132    $  138,003,085    $  122,613,654
  Interest income                                14,852,760         6,280,695         2,147,274         2,306,044         1,823,285
  Principal transactions                          8,164,167         6,122,442         8,720,422         8,932,861         2,627,169
  Insurance recoveries                                             11,106,063        11,098,135         4,498,144
  Other income                              (     1,547,084)  (     1,140,241)  (       843,142)        1,083,431         4,741,415
                                             --------------    --------------    --------------    --------------    --------------
Gross revenues                                  204,130,181       198,866,508       170,550,821       154,823,565       131,805,523
Interest expense on securities
  indebtedness                                   13,752,951         4,117,319           147,865           444,174           329,919
                                             --------------    --------------    --------------    --------------    --------------
Net revenues                                    190,377,230       194,749,189       170,402,956       154,379,391       131,475,604
                                             --------------    --------------    --------------    --------------    --------------

Costs and expenses:
  Compensation and related costs                131,033,218       126,323,608       107,024,194       106,619,297        92,061,672
  Communication costs                            13,778,854        12,989,853        10,597,126         9,870,217        11,007,091
  Travel and entertainment                       10,824,107         9,833,755         7,406,116         6,493,462         6,620,974
  Occupancy and equipment rental                 10,698,360         6,623,731         4,490,356         3,967,255         5,127,875
  Clearing and execution fees                     3,804,372         3,865,514         3,311,759         3,511,712         3,307,802
  Depreciation and amortization                   3,082,439         3,220,577         2,405,834         3,598,580         4,008,937
  Charity Day contributions                       1,042,864           982,300         1,219,233
  Other interest expense                            181,221           406,772           151,214           222,213           265,038
  Costs related to World Trade Center
     attacks                                                                          3,204,468         1,590,060
  Restructuring costs                                                                                                       541,961
  General, administrative and other
     expenses                                     7,500,398         7,220,567         4,933,483         6,619,527         5,161,550
                                             --------------    --------------    --------------    --------------    --------------

                                                181,945,833       171,466,677       144,743,783       142,492,323       128,102,900
                                             --------------    --------------    --------------    --------------    --------------

Income before provision for income taxes,
  minority interest, income from equity
  affiliate and extraordinary item                8,431,397        23,282,512        25,659,173        11,887,068         3,372,704


Provision for income taxes                        3,895,581         9,749,282        12,130,758         2,174,673         2,710,482
                                             --------------    --------------    --------------    --------------    --------------

Income before minority interest, income
  from equity affiliate and extraordinary
  item                                            4,535,816        13,533,230        13,528,415         9,712,395           662,222

Minority interest                                             (       175,985)  (       981,791)  (       683,985)        1,203,987
Income from equity affiliate                                                                                9,992           135,890
                                             --------------    --------------    --------------    --------------    --------------
Income before extraordinary item                  4,535,816        13,357,245        12,546,624         9,038,402         2,002,099
Extraordinary item                                                  2,957,547
                                             --------------    --------------    --------------    --------------    --------------
Net income                                   $    4,535,816    $   16,314,792    $   12,546,624    $    9,038,402    $    2,002,099
                                             ==============    ==============    ==============    ==============    ==============



                                                                            Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                  2004              2003              2002              2001              2000
                                             --------------    --------------    --------------    --------------    --------------
Balance Sheet Data:
Total assets                                 $  281,419,078    $1,663,126,636    $  123,477,959    $  279,317,292    $   70,906,347
Obligations under capitalized leases                210,636           703,944           842,399           204,252           335,635
Notes payable                                                                                             447,978         1,723,169
Revolving credit facility                         5,000,000         7,500,000
Total liabilities                               221,272,592     1,603,082,134        70,477,645       241,021,098        37,257,798
Minority interest                                                                     5,407,228         3,979,291         3,407,628
Redeemable preferred stock                                                                                                2,000,000
Stockholders' equity                             60,146,486        60,044,502        47,593,086        34,316,903        28,240,921

Per Share Information
Income before extraordinary item - basic     $          .64    $         1.91    $         1.72    $         1.23    $          .23
Extraordinary item - basic                                                .42
Net income  - basic                                     .64              2.33              1.72              1.23               .23
Income before extraordinary item - diluted              .58              1.62              1.53              1.16               .23
Extraordinary item - diluted                                              .36
Net income - diluted                                    .58              1.98              1.53              1.16               .23
Book value                                             8.76              8.41              6.56              4.88              3.48
Weighted average common shares
    outstanding - basic                           7,051,720         6,987,415         7,304,284         7,357,017         8,374,166
Weighted average common shares
    outstanding - diluted                         7,798,663         8,228,599         8,210,638         7,764,667         8,374,166

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2004

         The year ended December 31, 2004 was an uneven one for us. After a strong first quarter, in which we achieved year-over-year growth in commission income and profitability, we experienced flat or declining results throughout the remainder of 2004. The falloff reflected a combination of factors, including weaker market activity as compared to the latter half of 2003, costs we incurred for expansion efforts that did not result in corresponding revenue gains, increased employment costs associated with heightened competition to hire and retain brokers, and continued losses from the Tokyo Venture.

         On a GAAP basis, our net income for the full year was $4.5 million, or $.58 per share. We were profitable in every quarter, thereby extending our consecutive number of such quarters to seventeen, and continued our quarterly dividend policy of $.0625 per share (or $.25 per share annually). Nonetheless, our bottom line results ultimately were disappointing, especially in comparison to our record performance in 2003. A year ago our GAAP net income, aided in part by a $6.0 million, or $.72 per share, gain recognized in connection with our September 11th related property insurance claim settlement, was $16.3 million, or $1.98 per share.

         In our core Euro Brokers inter-dealer brokerage businesses, a 2004 highlight was our continued ability to grow our commission income revenues. Overall, commission income increased by 3.5% to $182.7 million, from $176.5 million in 2003. In New York, our growing repurchase agreements business, as well as our emerging market debt and cash deposits businesses, showed solid revenue increases. Additionally, as a result of some key broker hires during 2004, we expect the positive trend in foreign currency brokerage, which began late in 2004, to carry over into 2005. In London, we saw revenue increases in a number of areas continuing from 2003, including our floating rate notes and repurchase agreements businesses and in certain established interest rate derivative businesses.

         Increased costs during 2004, however, largely offset these revenue increases. We experienced upward pressure on our employment costs for hiring and retaining quality brokerage personnel, reflecting the increased competition from and financial strength of larger competitors, such as ICAP plc, GFI Group and the recently merged Tullet/Prebon operations within Collins Stewart Tullet plc, and new players, such as the BGC Partners voice brokerage spin-off from Cantor Fitzgerald. In addition, we made investments in certain initiatives aimed at growing our businesses, including, among others, establishing a representative office in China to explore brokerage opportunities in that market, and increasing our recruiting presence in New York.

         Our Maxcor Financial Inc. institutional sales and trading operations saw reduced revenues during 2004, primarily reflecting tighter overall market spreads in municipal and other fixed income markets and a change in focus of our institutional corporate bond sales and trading group. Following the departure of our leveraged finance group in January 2004, we began incurring costs to establish a restructured institutional corporate bond sales and trading group focusing on high grade corporate bonds and high yield/crossover corporate bonds. This restructured operation included the use of capital to support large levels of hedged securities positions to facilitate customer needs. However, as a result of trading losses incurred on our bond inventory and operational losses reflecting the lack of a focused sales effort, we discontinued this restructured operation during the third quarter of 2004. Instead, we subsequently expanded the focus of our institutional convertible group to also include high yield and distressed corporate bonds. We expect that our current approach will generate more stable results due to a higher emphasis on serving clients with research and trading ideas, rather than the utilization of capital.

         We continue to believe that our Maxcor Financial institutional sales and trading businesses provide us with important diversity and contribute to a more balanced mix of operations. For example, our institutional equities sales and trading group established in 2002 continued to grow revenues and contribute to profitability in 2004.

         We also continued to struggle during 2004 to improve the performance of the Tokyo Venture, where our loss rate was approximately even with 2003. We do not expect a turnaround any time soon in 2005, as market conditions there continue to be difficult for us and recent new broker hires have added to costs without yet generating commensurate revenue growth. Nonetheless, we continue to believe that Tokyo is an important strategic location for our worldwide operations, and accordingly intend to stay the course while continuing to seek measures to improve the operations and lessen their negative impact on our overall results.

         During 2004 we continued to make progress in resolving our outstanding contingency involving the trading of when-issued contracts in the equity of NTL, Inc. ("NTL") during late 2002 and early 2003. Following the favorable New York Supreme Court decision we obtained in March 2004, we were able to reach permanent, negotiated resolutions of our NTL when-issued trades with certain of our counterparties who were demanding compensation for unadjusted shares that were not delivered to them. These resolutions resulted in the dismissal of the sole proceeding before NASD and the reversal of $3.3 million of estimated damages payable recorded in 2003. This $3.3 million net loss reversal is reflected on the Consolidated Statement of Operations as gains on principal transactions. See Note 20 to the Consolidated Financial Statements for a fuller description of the NTL matter.

         Another significant item affecting our 2004 results was $3.1 million of costs incurred to increase our reserve related to office space in London that we have designated for sublease. In the aftermath of September 11th, we decided to forego an extension of a tenant's sublease on this space to reallocate it for potential use by some of our New York employees and to accommodate future expansion of our London operations. The increase to our reserve reflects our current intention to sublet the entire space previously occupied by the former subtenant (15,739 square feet vs. the 10,000 square feet we were previously reserving for and intending to sublet) and to amend our estimate of the amount of time it will take to generate sublet income and the amount for which we believe we will be able to sublet the space. These costs are reflected on the Consolidated Statement of Operations in occupancy and equipment rental.

         We continued our charitable efforts in 2004 by holding our third annual Charity Day. With the full support of our customers and our employees, who waive any entitlement to commissions from the revenues generated that day, our April 19, 2004 Charity Day raised more than $1 million. These proceeds were used as continued support for the Euro Brokers Relief Fund, Inc., which provides charitable aid to the families and other financial dependents of our 61 employees and staff members killed as a result of the September 11th attacks and our Maxcor Foundation Inc., which we established in 2003 to recognize and support organizations that benefit the various communities in which our firm and our employees operate. Grants made by the Maxcor Foundation as a result of the 2004 Charity Day included: Marine Corps-Law Enforcement Foundation; Columbia University Medical Center; Duke University's Fuqua/Coach K Center for Leadership and Ethics; and the Royal Marsden Hospital in London.

         The year 2004 also saw our continued execution on our common stock repurchase program, which, in addition to our dividend policy, is a key component of our overall effort to increase value to stockholders and intelligently manage our capital structure. In total, we repurchased 361,963 shares in 2004, at an aggregate cost of $3.7 million. These repurchases more than offset dilution from stock option exercises during the year, which, net of shares delivered in connection with such exercises, resulted in the issuance of 89,844 shares (see Note 17 to the Consolidated Financial Statements).

Subsequent Event

         On March 4, 2005, we announced that we were holding preliminary business combination discussions with a potential acquirer. The trend of industry consolidation within the inter-dealer brokerage space, briefly noted above, was a factor in our decision to participate in these discussions. As of March 30, 2005 (the last date before this report went to press), we had made substantial progress towards a transaction. However, there are still issues remaining to be resolved and, accordingly, there can be no assurance as to whether we will be successful in reaching agreement on or completing a transaction. Although we are focused on achieving the many likely positive results that would flow from a successful transaction, we are also aware of the multiple risks and uncertainties associated with publicly engaging in this process. These include, among others, the unsettling effect on our employees, more aggressive recruiting efforts directed by our competitors at our brokers, the diversion of management's time and attention, and the costs of legal and other advisory fees being incurred. See "Cautionary Statements - Risks and uncertainties associated with our current acquisition discussions can damage our business."

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

         Securities are carried at fair values generally based on quoted market prices. From time to time quoted market prices are not available for certain municipal or other securities positions. For such securities, we, with the assistance of independent pricing services, determine fair values by analyzing securities with similar characteristics that have quoted market prices. Consideration is given to the size of our individual positions relative to the overall market activity in such positions when determining the impact our sale would have on fair values. The assumptions used in valuing our securities may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

         Included in accounts payable and accrued liabilities are reserves for certain contingencies to which we may have exposure, such as the employer portion of National Insurance Contributions in the U.K., excess office space, interest and claims on securities settlement disputes and reserves for certain income tax contingencies. The determination of the amounts of these reserves requires significant judgment on our part. We consider many factors in determining the amount of these reserves, such as legal precedent and case law and historic experience. The assumptions used in determining the estimates of reserves may be incorrect and the actual costs of resolution of these items could be greater or less than the reserve amount.

Recently Issued Accounting Standards

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and accordingly should consolidate the entity. FIN 46(R) replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was issued in January 2003. Prior to FIN 46, variable interest entities were commonly referred to as special purpose entities. The adoption of FIN 46(R) in 2004 had no impact on our Consolidated Financial Statements.

         In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Statement of Financial Accounting Standards No. 123(R) "Shared Based Payment" ("SFAS 123(R)"). SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. SFAS 123(R) replaces SFAS 123 and supersedes APB No. 25. SFAS No. 123(R) will be effective for the Company's third quarter of fiscal 2005. We are currently evaluating the effect of adopting SFAS 123(R).


Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         Commission income represents revenue generated on our brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For 2004, these revenues increased $6,162,789 to $182,660,338, compared to $176,497,549 for 2003, reflecting increases in London and Switzerland, partially offset by a slight decrease in New York. The increases in London and Switzerland primarily reflected growth in the inter-dealer brokerage and institutional businesses started in 2003 and exchange rate movements. In New York, the decrease primarily reflected a reduction in riskless principal transactions from our institutional corporate bond sales and trading operations that offset increased commissions from our Euro Brokers inter-dealer brokerage businesses.

         Interest income for 2004 increased $8,572,065 to $14,852,760, compared to $6,280,695 for 2003, primarily reflecting financing income earned on reverse repurchase agreements in connection with our institutional securities financing operations and coupon and financing income associated with securities positions taken by our institutional corporate bond sales and trading operations. These items are largely offset by interest expense incurred on related securities indebtedness (see below). Partially offsetting the increase to interest income during 2004 was reduced interest income on municipal securities positions as a result of lower amounts of municipal securities held during the year. For 2005 we anticipate significantly lower amounts for interest income and interest expense incurred on securities indebtedness as a result of the discontinuation of our institutional securities financing operations and the restructuring of our institutional corporate bond sales and trading operations.

         Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For 2004, these activities resulted in a gain of $8,164,167, compared to a gain of $6,122,442 for 2003. This change primarily reflected the effect of a net loss of $5.1 million recorded by MFI during 2003 on the disputed settlement of its NTL when-issued equity trades, the reversal of $3.3 million of this loss during 2004, and a $1.5 million gain recorded during 2004 from the resolution of contingencies associated with the settlement of certain principal transactions in the aftermath of the September 11th attacks. Partially offsetting these improvements were reduced gains on municipal securities transactions and losses incurred during 2004 by our institutional corporate bond sales and trading operations prior to being restructured. We restructured these operations during the third quarter of 2004, replacing its top managers and changing its focus to rely less on the utilization of capital and more on the creation of value-added trading ideas.

          As discussed in Note 20 to the Consolidated Financial Statements, the $5.1 million net loss recorded during 2003 on the disputed settlement of NTL when-issued trades reflected a $5.9 million loss recorded during the first quarter of 2003 offset in part by an $800,000 gain recorded during the second quarter of 2003 on NTL shares determined to no longer constitute a hedge. The $5.9 million loss recorded reflected the contingency that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, would be required to settle on an unadjusted basis.

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

         Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties during 2004. These resolutions resulted in the dismissal of the sole proceeding before NASD (leaving the remaining disputes centralized in one forum - the Court) and the reversal of $3.3 million of estimated damages payable recorded in 2003.

         Because of the pending appeals and their associated uncertainties, MFI only intends to record gains related to the $3.6 million judgment if and when permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with counterparties.

         Other items for 2004 resulted in a loss of $1,547,084, as compared to a loss of $1,140,241 for 2003. This increased loss reflected licensing income of $292,000 earned during 2003 on an information licensing agreement that expired in July 2003 and foreign exchange losses in 2004 as compared to foreign exchange gains in 2003. The losses on our 57.25% interest in the Tokyo Venture for 2004 and 2003 were comparable at $1,553,166 and $1,560,281, respectively.

         For 2004, interest expense on securities indebtedness increased $9,635,632 to $13,752,951, compared to $4,117,319 for 2003, primarily as a result of increased interest expense incurred on repurchase agreements in connection with our institutional securities financing operations and coupon and financing expense associated with securities positions taken by our institutional corporate bond sales and trading operations.

         Compensation and related costs for 2004 increased $4,709,610 to $131,033,218, compared to $126,323,608 for 2003, primarily as a result of increases in London and Switzerland from higher revenues (resulting in higher incentive based compensation) and the effect of translating strengthened foreign currency amounts to U.S. dollars. Partially offsetting this increase was a decrease in London to our reserve for the employer portion of National Insurance contributions of $1.3 million based upon a resolution with the Inland Revenue of a portion of this contingency.

         Communication costs for 2004 increased $789,001 to $13,778,854, compared to $12,989,853 for 2003, primarily as a result of the expansion of products and customers in New York and London and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

         Travel and entertainment costs for 2004 increased $990,352 to $10,824,107, compared to $9,833,755 for 2003, reflective in part of our increased expansion efforts in the early part of 2004.

         Occupancy and equipment rental represents expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For 2004, these costs increased $4,074,629 to $10,698,360, compared to $6,623,731 for 2003, primarily due to increased costs for office space in London effective the second quarter of 2003, a full period of rental costs on equipment in New York that we started leasing in late March 2003 and a $3.1 million increase to an accrual in London for excess office space designated for sublease. The increase to our London office space reserve reflects our current intention to sublet the entire space previously occupied by a former subtenant (15,739 square feet vs. the 10,000 square feet we were previously reserving for and intending to sublet) and to amend our estimate of the length of time it will take to generate sublet income and the amount for which we believe we will be able to sublet the space.

         Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For 2004 and 2003, these costs were comparable at $3,804,372 and $3,865,514, respectively.

         Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For 2004, depreciation and amortization decreased $138,138 to $3,082,439, compared to $3,220,577 for 2003, reflecting the net effects of a reduction in London from certain assets becoming fully depreciated and an increase due to a full year depreciation and amortization of furniture and leasehold improvements for our New York headquarters, which we have occupied since March 2003, and depreciation and amortization of current year purchases in New York.

         All the revenues generated on our Charity Days by our New York, Stamford, Mexico, London and Switzerland offices are donated to designated charities. All participating brokerage personnel waive any entitlement from such revenues. The proceeds of $1,042,864 raised on our April 19, 2004 Charity Day were designated for The Euro Brokers Relief Fund, Inc., which provides charitable aid to the families and other financial dependents of our 61 employees and staff members killed as a result of the September 11th attacks, and our Maxcor Foundation, Inc. The Maxcor Foundation in turn designated four principal recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University Medical Center, Duke University's Fuqua/Coach K Center for Leadership and Ethics and The Royal Marsden Hospital in London. Our May 12, 2003 Charity Day raised a total of $982,300 which was contributed to The Euro Brokers Relief Fund and various charities supported by the Maxcor Foundation.

         Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capital lease obligations. For 2004, these costs decreased $225,551 to $181,221, compared to $406,772 for 2003, primarily due to decreased borrowings under our revolving credit facility with The Bank of New York ("BONY") and decreased capitalized lease obligations.

         General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For 2004, these expenses increased $279,831 to $7,500,398, compared to $7,220,567 for 2003, primarily as a result of increased costs for corporate insurance, subscriptions and external accounting and auditing fees, and the effect of an adjustment in 2003 to reduce expenses for the recovery of consumption taxes previously paid of $160,000. These increases were offset by a decrease of $400,000 in legal fees related to the NTL when-issued trade disputes.

         Provision for income taxes for 2004 decreased $5,853,701 to $3,895,581, compared to $9,749,282 for 2003, primarily as a result of a decrease in pre-tax income. The years ended December 31, 2004 and 2003 included reductions to income tax reserves of $400,000 and $500,000, respectively, as a result of the resolution of certain contingencies.



Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Commission income for 2003 increased $27,069,417 to $176,497,549, compared to $149,428,132 for 2002, primarily reflecting increased brokerage in New York and London. The increase in New York was attributable to increased commissions generated by the institutional sales and trading operations started during 2002 (leveraged finance - high-yield and distressed debt, convertible securities and equities) and increased commissions generated by our inter-dealer brokerage operations. In London, the increase was attributable to increased revenues from our inter-dealer brokerage operations, commissions generated by our newly-started sales and trading operations and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

         Interest income for 2003 increased $4,133,421 to $6,280,695, compared to $2,147,274 for 2002, primarily reflecting financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations started in 2003 and an increase in the average inventory of securities held.

         Principal transactions for 2003 resulted in a gain of $6,122,442, compared to a gain of $8,720,422 for 2002. This change primarily reflected a net loss of $5.1 million recorded by MFI during 2003 on the disputed settlement of its NTL when-issued equity trades, partially offset by improved results in our firm investment account and by an increase in gains on municipal securities.

         During 2003, we recognized a net gain of $11,106,063 on the settlement of our property insurance claim against Kemper Insurance for losses incurred for destroyed property as a result of the September 11, 2001 terrorist attacks on the World Trade Center, where we were formerly headquartered. This net gain reflected the gross insurance proceeds received since the attacks of $13,868,210, less $2,762,147, representing the aggregate of the net book value of owned property destroyed in the attacks, termination costs associated with operating leases of equipment destroyed in the attacks and claim-related expenses. During 2002, we recorded insurance recoveries of $11,098,135, representing the portions of the settlements of claims under our U.S. business interruption insurance policy with Kemper ($10.3 million) and our U.K. business interruption insurance policy with Norwich Union ($831,000) for losses incurred in New York and London following the September 11th attacks attributable to lost revenues (net of saved expenses).

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

         For 2003, interest expense on securities indebtedness increased $3,969,454 to $4,117,319, compared to $147,865 for 2002, primarily as a result of interest expense incurred on repurchase agreements in connection with the institutional securities financing operations started in 2003. The other type of interest expense included in this classification, interest expense incurred on margin borrowings to finance securities positions, decreased slightly.

         Compensation and related costs for 2003 increased $19,299,414 to $126,323,608, compared to $107,024,194 for 2002, primarily as a result of increased brokerage personnel in connection with the expansion of products in New York, the overall increase in revenues which results in higher commission-based payouts, and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars.

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

         Occupancy and equipment rental for 2003 increased $2,133,375 to $6,623,731, compared to $4,490,356 for 2002, primarily due to increased costs for office space associated with our new headquarters at One Seaport Plaza in lower Manhattan, increased costs for office space in London and rental costs on leasing new equipment in New York.

         Clearing and execution fees for 2003 increased $553,755 to $3,865,514, compared to $3,311,759 for 2002, primarily as a result of the increase in transaction volumes from our institutional equities desk and other areas commenced in 2002.

         Depreciation and amortization expense for 2003 increased $814,743 to $3,220,577, compared to $2,405,834 for 2002, principally as a result of the depreciation and amortization in New York of furniture and leasehold improvements purchased primarily with insurance proceeds for our new headquarters.

         The proceeds of $982,300 raised on our May 12, 2003 Charity Day were designated for The Euro Brokers Relief Fund and our Maxcor Foundation. The Maxcor Foundation in turn designated three principal recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University College of Physicians & Surgeons and The Great Ormond Street Hospital for Children in London. Our March 11, 2002 Charity Day resulted in a contribution of $1,219,233 entirely to The Euro Brokers Relief Fund.

         Other interest expense for 2003 increased $255,558 to $406,772, compared to $151,214 for 2002, primarily as a result of increased costs associated with larger balances outstanding under our new revolving credit facility with BONY.

         General, administrative and other expenses for 2003 increased $2,287,084 to $7,220,567, compared to $4,933,483 for 2002, primarily as a result of professional fees of $700,000 incurred in connection with the NTL when-issued equity trade disputes previously discussed, increased costs for corporate insurance coverage and increases in other general, administrative and other expenses.

         Provision for income taxes for 2003 decreased $2,381,476 to $9,749,282, compared to $12,130,758 for 2002, notwithstanding higher net income in 2003 than 2002, primarily as a result of a decrease in income before provision for income taxes, minority interest and extraordinary item, and a reduction of $500,000 to income tax reserves as the result of the favorable resolution to certain contingencies.

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

Liquidity and Capital Resources

Operating Activities

         A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers, customers and clearing organizations, and securities owned, held at clearing firm.

         U.S. Treasury and federal agency securities purchased under agreements to resell (reverse repurchase agreements) and U.S. Treasury and federal agency securities sold under agreements to repurchase (repurchase agreements) are collateralized financings entered into for the purpose of earning an interest spread. The balances recorded on these transactions, reflected on the Consolidated Statements of Financial Condition respectively as "securities purchased under agreements to resell" and "securities sold under agreements to repurchase," are the contracted amounts, plus accrued interest. The fair value of the securities purchased and sold under these agreements are monitored and additional collateral is obtained or excess collateral is returned where appropriate. At December 31, 2004, the Consolidated Statements of Financial Condition include reverse repurchase agreements and repurchase agreements of $123.6 million. These balances are substantially reduced from December 31, 2003, reflecting the wind-down of our institutional securities financing business, which was completed in the first quarter of 2005.

         In the ordinary course of settling repurchase agreement transactions and other securities transactions, we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt and delivery. At December 31, 2004, the Consoliated Statements of Financial Condition include securities failed-to-deliver and securities failed-to-receive of $31.4 million.

         Securities held at clearing firm reflect securities positions taken in connection with our sales and trading operations and in our investment account. Positions are financed either from our cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At year-end 2004, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions (excluding repurchase and reverse repurchase agreements) of $10.6 million, primarily reflecting securities owned of $22.2 million and margin borrowings from a clearing broker of $11.6 million.

         MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10,000,000 and a minimum net worth of $25 million. In addition, MFI is required to maintain a clearing deposit with GSD-FICC based upon its level of trading activity (with a minimum deposit of $5,000,000), which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

         EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $6.7 million requirement at December 31, 2004).

         Net cash used in operations for 2004 was $5.7 million. This decrease in cash was the result of changes in various working capital items such as an increase in net cash used for securities positions and decreases in various payable balances. These cash decreases were offset by net income of $4.5 million adjusted to reflect the net effect of non-cash items of $2.6 million, primarily consisting of depreciation and amortization, unfunded losses from our Tokyo Venture and deferred income taxes.

         Net cash provided by operations for 2003 (including the remaining cash collection on our property damage insurance claim) was $18.1 million. This increase in cash was the result of net income of approximately $16.3 million adjusted to reflect the net effect of $6.5 million of non-cash items, primarily consisting of depreciation and amortization, unfunded losses from our share of the Tokyo Venture, deferred income taxes and the gain on the purchase of minority interest. These cash increases were reduced by the net effect of other working capital items, including an increase in deposits with clearing organizations, an increase in receivable from broker-dealers and customers and a reduction in accrued liabilities, offset in part by a reduction in net assets related to securities positions.

         Net cash provided by operations for 2002 was $9.9 million. This increase in cash was the result of net income of $12.5 million adjusted to reflect the net effect of $4.3 million of non-cash items, primarily consisting of depreciation and amortization, unfunded losses from our share of the Tokyo Venture and minority interest in the net earnings of consolidated subsidiaries. These cash increases were reduced by the effect of other working capital items, including increased net assets related to securities positions and decreased liabilities related to insurance advances and other effects of the September 11th attacks, offset in part by increased accrued compensation.

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

Investing Activities

         Investing activities in 2004 reduced cash by $2.3 million due primarily to cash outlays for fixed assets purchases. Investing activities in 2003 reduced cash by $12.4 million, due to cash outlays of $9.7 million for fixed asset purchases, primarily associated with the completion of the build-out of our new permanent headquarters at One Seaport Plaza in lower Manhattan and the discounted $2.6 million purchase of Monecor's minority interest in EBFL. Investing activities in 2002 reduced cash by $7.6 million, primarily due to cash outlays associated with the initial build-out of our One Seaport Plaza headquarters.

         A significant portion of the cash outlays for building out our new headquarters was funded by insurance proceeds from our property casualty policy with Kemper, which covered losses we incurred on September 11, 2001 from the destruction of our former headquarters on the 84th floor of Two World Trade Center. From late 2001 through the third quarter of 2003, we received total proceeds under this policy of $13.9 million, in full settlement of our claim.

Financing Activities

         At December 31, 2004, we had $5,000,000 outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with BONY in March 2003. This facility, as subsequently amended in November 2003, provides for borrowings of up to $10 million and is secured by EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and us as a whole, to maintain certain financial ratios and conditions. Upon entering into the agreement with BONY, we terminated our $5 million revolving facility with General Electric Capital Corporation ("GECC").

         Net cash used in financing activities for 2004 was $7.9 million, primarily reflecting the net effects of cash used of $3.7 million to acquire treasury stock, repayments of borrowings under the BONY facility of $2.5 million, common stock dividends paid of $1.8 million, obligations repaid under capitalized lease obligations of $297,000 and proceeds of $320,000 received from the exercise of options.

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

         Net cash used in financing activities for 2002 was approximately $69,000, primarily reflective of the net effect of cash of $2.1 million used to acquire treasury stock, the repayment of a note payable to GECC and obligations under capital leases aggregating $586,000 and proceeds received from the exercise of stock options and warrants of $2.6 million.

         In July 2001, our Board of Directors continued an existing common stock repurchase program by authorizing the purchase of up to an additional 709,082 shares, or 10% of our then-outstanding shares. In the immediate aftermath of the September 11th terrorist attacks, this authorization was expanded by 490,918 shares (to a total of 1,200,000 shares), and was further expanded in April 2003 by an additional 700,000 shares and in July 2004 by an additional 500,000 shares, for a total of 2,400,000 shares. Through December 31, 2004, we had purchased 1,567,770 shares under this expanded repurchase program. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased. All purchases are anticipated to be funded using our existing resources.

Contractual Obligations

         We have contractual obligations to make future payments in connection with operating and capital leases and information service contracts. The following table sets forth these contractual payment commitments as of December 31, 2004. Additional disclosure relating to our commitments appears in Notes 13 and 19 to the Consolidated Financial Statements.

                                                              Payments due by period
                                       -------------------------------------------------------------------
                                                      Less than                                 More than
                                          Total         1 year      1-3 years     3-5 years      5 years
                                       -----------   -----------   -----------   -----------   -----------
Operating leases                       $68,785,893   $ 7,079,529   $12,567,202   $11,200,812   $37,938,350

Information service contracts            7,776,531     6,152,044     1,624,487

Obligations under capitalized leases       231,578       231,578
                                       -----------   -----------   -----------   -----------   -----------

Total contractual obligations          $76,794,002   $13,463,151   $14,191,689   $11,200,812   $37,938,350
                                       ===========   ===========   ===========   ===========   ===========

Effects of Inflation

         Because our assets are to a large extent liquid in nature, they are not significantly affected by inflation, although the value of any longer-term fixed-income securities held in inventory may decrease. However, to the extent inflation increases certain of our operating expenses, such as employee compensation, travel and entertainment, occupancy and communication costs, such increases may not be readily recoverable in the price of our services, particularly for operations domiciled outside the United States, where there can be increased inflationary pressures. In addition, to the extent inflation increases or decreases volatility in the securities markets, our brokerage business is likely to be affected by corresponding increases or decreases in brokerage transaction volumes.

Forward-Looking Statements

         Certain statements contained in this Item 7 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends," "could," "will" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as:

     o market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities;

     o the effects of any additional terrorist acts or acts of war and governments' military and other responses to them;

     o    the success of our technology development and deployment;

     o the status of our relationships with employees, clients, business partners, vendors and clearing firms;

     o possible third-party litigations or regulatory actions against us or other unanticipated contingencies;

     o    the scope of our trading gains and losses;

     o    the actions of our competitors;

     o    government regulatory changes; and

     o the outcome of our current, or any future, business combination discussions.

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

         For our non-trading activities we do not consider our exposure to fixed interest rates significant at December 31, 2004, due to the low level of debt outstanding. Any borrowings under the facility with BONY bear interest at variable rates. We will monitor the level of borrowings under the BONY facility as well as the interest rate environment to determine the necessity of a hedging strategy to guard against increases in market interest rates.

         The tables below provide information, at each of December 31, 2004 and December 31, 2003, about our financial instruments that are used either for trading purposes or other than trading purposes and that are sensitive to either changes in interest rates or changes in foreign exchange rates. Except as noted above, our market risk analysis at December 31, 2004 did not materially change from the market risk analysis at December 31, 2003. For the revolving credit facility, the table presents principal cash flows with expected maturity dates. For municipal securities and corporate bonds, the table presents the aggregate par values with maturity dates and the weighted average interest rate based upon the par amount of bonds held. Bonds not making regularly scheduled interest payments were assigned an interest rate of 0%.

As of December 31, 2004:
-----------------------

                          2005          2006          2007          2008          2009       After 2009      Total       Fair Value
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Other than trading:
------------------
Interest rate
 sensitivity:
 Revolving credit
 facility             $  5,000,000  $             $             $             $             $             $  5,000,000  $  5,000,000
  (variable interest
   rate)

Trading:
-------
Interest rate
 sensitivity:
 Municipal securities                                                245,000       240,000    11,405,000    11,890,000    10,772,112
  (weighted average
  interest rate-6.4%)
 Corporate bonds
  (weighted average                                  4,392,000     3,000,000     1,500,000     6,035,000    14,927,000    11,096,725
  average interest
  rate-1.71%)

As of December 31, 2003:
-----------------------

                          2004          2005          2006          2007          2008       After 2008      Total       Fair Value
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Other than trading:
------------------
Interest rate
 sensitivity:
 Revolving credit
 facility             $  7,500,000  $             $             $             $             $             $  7,500,000  $  7,500,000
(variable interest
 rate)

Trading:
-------
Interest
rate sensitivity:
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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item 9 is not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

         Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, and has concluded that there was no change during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

         This Item 9B is not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to our Proxy Statement or will be filed by amendment to this report. We currently intend to file the Proxy Statement or such amendment with the SEC on or prior to May 2, 2005.


ITEM 11.        EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Proxy Statement or will be filed by amendment to this report. Any such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(9) of Regulation S-K. We currently intend to file the Proxy Statement or such amendment with the SEC on or prior to May 2, 2005.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Proxy Statement or will be filed by amendment to this report. We currently intend to file the Proxy Statement or such amendment with the SEC on or prior to May 2, 2005.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the Proxy Statement or will be filed by amendment to this report. We currently intend to file the Proxy Statement or such amendment with the SEC on or prior to May 2, 2005.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the Proxy Statement or will be filed by amendment to this report. We currently intend to file the Proxy Statement or such amendment with the SEC on or prior to May 2, 2005.

         Nothing in this Part III, or elsewhere in this report, shall be deemed to specifically incorporate by reference any of the information required by Item 306 of Regulation S-K or referred to in Item 402(a)(9) of Regulation S-K.

                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)         Financial Statements

                Listed on page F-2 of the Consolidated Financial Statements included in this report.

    (2)         Financial Statement Schedules

                All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(b)             Exhibits

                Listed in the Exhibit Index appearing at page X-1 of this report.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAXCOR FINANCIAL GROUP INC.

                                       By: /s/ GILBERT D. SCHARF
                                           -------------------------------------
                                           Gilbert D. Scharf,
                                           Chairman of the Board, President and
                                           Chief Executive Officer
Dated:    March 31, 2005

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILBERT D. SCHARF            Chairman of the Board,           March 31, 2005
-----------------------------    President and Chief
Gilbert D. Scharf                Executive Officer
                                 (Principal Executive Officer)

/s/ KEITH E. REIHL               Chief Operating Officer and      March 31, 2005
-----------------------------    Director
Keith E. Reihl

/s/ STEVEN R. VIGLIOTTI          Chief Financial Officer and      March 31, 2005
-----------------------------    Treasurer (Principal Financial
Steven R. Vigliotti              and Accounting Officer)

/s/ LARRY S. KOPP                Director                         March 31, 2005
-----------------------------
Larry S. Kopp

/s/ MICHAEL J. SCHARF            Director                         March 31, 2005
-----------------------------
Michael J. Scharf

/s/ JAMES W. STEVENS             Director                         March 31, 2005
-----------------------------
James W. Stevens

/s/ FREDERICK B. WHITTEMORE      Director                         March 31, 2005
-----------------------------
Frederick B. Whittemore

/s/ MARC S. COOPER               Director                         March 31, 2005
-----------------------------
Marc S. Cooper

/s/ OSCAR M. LEWISOHN            Director                         March 31, 2005
-----------------------------
Oscar M. Lewisohn

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------


  Contents                                                                Page

================================================================================



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




             Report of Independent Registered Public Accounting Firm

To the Board of Directors
And Stockholders of
Maxcor Financial Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maxcor Financial Group Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 2005

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

ASSETS                                                              December 31, 2004    December 31, 2003
------                                                              -----------------    -----------------
Cash and cash equivalents                                           $      52,075,105    $      67,170,247
Securities purchased under agreements to resell                           123,649,872        1,446,677,977
Deposits with clearing organizations                                        8,315,307            8,848,729
Receivable from broker-dealers, customers and clearing
   organizations                                                           24,024,898           22,324,106
Securities failed-to-deliver                                               31,441,349           90,669,388
Securities owned, held at clearing firm                                    22,229,002            6,687,124
Prepaid expenses and other assets                                           6,685,303            7,003,794
Deferred tax asset                                                            826,020              734,408
Fixed assets                                                               12,172,222           13,010,863
                                                                    -----------------    -----------------

Total assets                                                        $     281,419,078    $   1,663,126,636
                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold under agreements to repurchase                    $     123,608,555    $   1,470,461,908
  Payable to broker-dealer                                                 11,578,831
  Securities failed-to-receive                                             31,433,246           66,544,835
  Securities sold, not yet purchased                                           36,255               22,428
  Accounts payable and accrued liabilities                                 18,568,916           21,137,048
  Accrued compensation payable                                             27,007,632           30,198,757
  Income tax liability                                                        178,107            1,469,456
  Deferred taxes payable                                                    3,650,414            5,043,758
  Obligations under capitalized leases                                        210,636              703,944
  Revolving credit facility                                                 5,000,000            7,500,000
                                                                    -----------------    -----------------
     Total liabilities                                                    221,272,592        1,603,082,134
                                                                    -----------------    -----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at December 31, 2004 and December 31, 2003
  Common stock, $.001 par value, 30,000,000 shares authorized;
     12,885,376 and 12,794,626 shares issued at December 31,
     2004 and December 31, 2003, respectively                                  12,885               12,795
  Additional paid-in capital                                               39,279,303           38,718,445
  Treasury stock at cost; 6,018,772 and 5,655,903 shares of
     common stock held at December 31, 2004 and December 31,
     2003, respectively                                             (      20,430,471)   (      16,771,571)
  Retained earnings                                                        38,953,787           36,178,583
  Accumulated other comprehensive income:
     Foreign currency translation adjustments                               2,330,982            1,906,250
                                                                    -----------------    -----------------
     Total stockholders' equity                                            60,146,486           60,044,502
                                                                    -----------------    -----------------

   Total liabilities and stockholders' equity                       $     281,419,078    $   1,663,126,636
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

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                       For the Year Ended
                                                         -----------------------------------------------
                                                          December 31,     December 31,     December 31,
                                                              2004             2003             2002
                                                         -------------    -------------    -------------
Revenues:
  Commission income                                      $ 182,660,338    $ 176,497,549    $ 149,428,132
  Interest income                                           14,852,760        6,280,695        2,147,274
  Principal transactions, net                                8,164,167        6,122,442        8,720,422
  Insurance recoveries                                                       11,106,063       11,098,135
  Other                                                 (    1,547,084)  (    1,140,241)  (      843,142)
                                                         -------------    -------------    -------------

  Gross revenues                                           204,130,181      198,866,508      170,550,821

  Interest expense on securities indebtedness               13,752,951        4,117,319          147,865
                                                         -------------    -------------    -------------
  Net revenues                                             190,377,230      194,749,189      170,402,956
                                                         -------------    -------------    -------------


Costs and expenses:
  Compensation and related costs                           131,033,218      126,323,608      107,024,194
  Communication costs                                       13,778,854       12,989,853       10,597,126
  Travel and entertainment                                  10,824,107        9,833,755        7,406,116
  Occupancy and equipment rental                            10,698,360        6,623,731        4,490,356
  Clearing and execution fees                                3,804,372        3,865,514        3,311,759
  Depreciation and amortization                              3,082,439        3,220,577        2,405,834
  Charity Day contributions                                  1,042,864          982,300        1,219,233
  Other interest expense                                       181,221          406,772          151,214
  Costs related to World Trade Center attacks                                                 3,204,468
  General, administrative and other expenses                 7,500,398        7,220,567        4,933,483
                                                         -------------    -------------    -------------
                                                           181,945,833      171,466,677      144,743,783
                                                         -------------    -------------    -------------
Income before provision for income taxes, minority
  interest and extraordinary item                            8,431,397       23,282,512       25,659,173

  Provision for income taxes                                 3,895,581        9,749,282       12,130,758
                                                         -------------    -------------    -------------

Income before minority interest and extraordinary item       4,535,816       13,533,230       13,528,415

Minority interest in income of consolidated subsidiary                   (      175,985)  (      981,791)
                                                         -------------    -------------    -------------
Income before extraordinary item                             4,535,816       13,357,245       12,546,624

Extraordinary gain on purchase of minority interest                           2,957,547
                                                         -------------    -------------    -------------
Net income                                               $   4,535,816    $  16,314,792    $  12,546,624
                                                         =============    =============    =============

Basic earnings per share:
  Income before extraordinary item                       $         .64    $        1.91    $        1.72
  Extraordinary gain on purchase of minority interest                              .42
                                                         -------------    -------------    -------------
  Net income                                             $         .64    $        2.33    $        1.72
                                                         =============    =============    =============

Diluted earnings per share:
  Income before extraordinary item                       $         .58    $        1.62    $        1.53
  Extraordinary gain on purchase of minority interest                               .36
                                                         -------------    -------------    -------------
  Net income                                             $         .58    $        1.98    $        1.53
                                                         =============    =============    =============

  Cash dividends per share of common stock               $         .25    $        .125    $           0
                                                         =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
              ----------------------------------------------------

                                                                                                         Accumulated
                                                          Additional                                       Other
                           Comprehensive     Common        Paid-in        Treasury        Retained      Comprehensive
                              Income         Stock         Capital         Stock          Earnings         Income          Total
                           ------------   ------------   ------------   ------------    ------------    ------------   ------------
Balance at
  December 31, 2001                       $     11,613   $ 33,731,266  ($  8,992,281)   $  8,195,155    $  1,371,150   $ 34,316,903
Comprehensive income
  Net income for the
    year ended
    December 31, 2002      $ 12,546,624                                                   12,546,624                     12,546,624
  Foreign currency
    translation
    adjustment
    (inclusive of
    income tax benefit
    of $148,909)                158,983                                                                      158,983        158,983
                           ------------
Comprehensive income       $ 12,705,607
                           ============
Exercise of common
  stock purchase
  warrants
  (492,795 shares)                                 493      2,463,482                                                     2,463,975
Exercise of stock
  options, including
  tax benefit of $53,749
  (111,643 shares, net)                            127        323,160  (      96,525)                                       226,762
Acquisition of treasury
  stock (375,507 shares)                                               (   2,120,161)                                 (   2,120,161)
                                          ------------   ------------   ------------    ------------    ------------   ------------

Balance at
  December 31, 2002                             12,233     36,517,908  (  11,208,967)     20,741,779       1,530,133     47,593,086
Comprehensive income
  Net income for the
    year ended
    December 31, 2003      $ 16,314,792                                                   16,314,792                     16,314,792
  Foreign currency
    translation
    adjustment
    (inclusive of
    income tax benefit
    of $2,712)                  376,117                                                                      376,117        376,117
                           ------------
Comprehensive income       $ 16,690,909
                           ============
Exercise of stock options,
  including tax benefit
  of $763,293
  (499,863 shares, net)                            562      2,200,537  (     826,303)                                     1,374,796
Acquisition of treasury
  stock (616,300 shares)                                               (   4,736,301)                                 (   4,736,301)
Common stock dividends                                                                 (     877,988)                 (     877,988)
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance at
  December 31, 2003                             12,795     38,718,445  (  16,771,571)     36,178,583       1,906,250     60,044,502
Comprehensive income
  Net income for the
   year ended
   December 31, 2004       $  4,535,816                                                    4,535,816                      4,535,816
  Foreign currency
   translation
   adjustment
   (inclusive of
   income tax benefit
   of $193,856)                 424,732                                                                      424,732        424,732
                           ------------
Comprehensive income       $  4,960,548
                           ============
Exercise of stock
  options, including
  tax benefit of
  $233,131
  (89,844 shares, net)                              90        560,858  (       8,063)                                       552,885
Acquisition of
  treasury stock
  (361,963 shares)                                                     (   3,650,837)                                 (   3,650,837)
Common stock dividends                                                                 (   1,760,612)                 (   1,760,612)
                                          ------------   ------------   ------------    ------------    ------------   ------------

Balance at
  December 31, 2004                       $     12,885   $ 39,279,303  ($ 20,430,471)   $ 38,953,787    $  2,330,982   $ 60,146,486
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

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                          For the Year Ended
                                                                        -----------------------------------------------------
                                                                          December 31,       December 31,       December 31,
                                                                              2004               2003               2002
                                                                        ---------------    ---------------    ---------------
Cash flows from operating activities:
    Net income                                                          $     4,535,816    $    16,314,792    $    12,546,624
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
       Depreciation and amortization                                          3,082,439          3,220,577          2,405,834
       Provision for doubtful accounts                                          148,094   (         63,348)  (         77,136)
       Gain on purchase of minority interest                                              (      2,957,547)
       Net loss on disposal of fixed assets                                      24,203
       Unfunded losses of contractual arrangements                              603,627          1,030,933          1,001,552
       Minority interest in net earnings of consolidated
          subsidiaries                                                                             175,985            981,791
       Deferred income taxes                                           (      1,451,316)         4,303,936   (         22,517)
       Income tax benefit on stock options exercised                            233,131            763,293             53,749
    Change in assets and liabilities:
       Decrease (increase) in securities purchased under agreements
          to resell                                                       1,323,028,105   (  1,446,677,977)
       Decrease (increase) in deposits with clearing organizations              533,422   (      2,530,200)            17,551
       Increase in receivable from broker-dealers and customers        (      1,213,395)  (      2,086,906)  (        807,736)
       Decrease (increase) in securities failed-to-deliver                   59,228,039   (     90,669,388)       184,768,776
       (Increase) decrease in securities owned, held at clearing firm  (     15,453,752)        22,847,012   (     17,431,495)
       Decrease (increase) in prepaid expenses and other assets                 511,843   (      2,574,640)  (        418,766)
       (Decrease) increase in securities sold under agreements to
          repurchase                                                   (  1,346,853,353)     1,470,461,908
       Increase (decrease) in payable to broker-dealer                       11,578,831   (     17,337,560)        10,698,736
       (Decrease) increase in securities failed-to-receive             (     35,111,589)        66,544,835   (    183,649,730)
       Increase (decrease) in securities sold, not yet purchased                 13,827   (        121,725)           144,153
       Decrease in accounts payable and accrued liabilities            (      3,799,931)  (      5,303,226)  (      4,413,181)
       (Decrease) increase in accrued compensation payable             (      4,072,379)         1,943,438          4,631,660
       (Decrease) increase in income taxes payable                     (      1,270,336)           794,857   (        511,862)
                                                                        ---------------    ---------------    ---------------
             Net cash (used in) provided by operating activities       (      5,704,674)        18,079,049          9,918,003
                                                                        ---------------    ---------------    ---------------

Cash flows from investing activities:
    Purchase of fixed assets                                           (      2,380,029)  (      9,742,244)  (      7,611,516)
    Purchase of minority interest                                                         (      2,613,156)
    Proceeds from the sale of fixed assets                                       55,333
                                                                        ---------------    ---------------    ---------------
            Net cash used in investing activities                      (      2,324,696)  (     12,355,400)  (      7,611,516)
                                                                        ---------------    ---------------    ---------------

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

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)

                                                                  For the Year Ended
                                                      --------------------------------------------
                                                      December 31,    December 31,    December 31,
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from exercise of options                     319,754         611,503         173,013
     Proceeds from exercise of warrants                                                  2,463,975
     Common stock dividends                          (   1,760,612)  (     877,988)
     (Repayments) borrowings under revolving credit
       facility, net                                 (   2,500,000)      7,500,000
     Repayment of notes payable                                                      (     447,978)
     Proceeds from asset sales under sale-leaseback
       transactions                                                      5,220,658
     Repayment of obligations under capitalized
       leases                                        (     296,910)  (     208,276)  (     137,559)
     Acquisition of treasury stock                   (   3,650,837)  (   4,736,301)  (   2,120,161)
                                                      ------------    ------------    ------------
         Net cash (used in) provided by financing
           activities                                (   7,888,605)      7,509,596   (      68,710)
                                                      ------------    ------------    ------------

Effect of exchange rate changes on cash                    822,833       1,155,386         978,555
                                                      ------------    ------------    ------------
         Net (decrease) increase in cash and cash
           equivalents                               (  15,095,142)     14,388,631       3,216,332

Cash and cash equivalents at beginning of year          67,170,247      52,781,616      49,565,284
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year              $ 52,075,105    $ 67,170,247    $ 52,781,616
                                                      ============    ============    ============

Supplemental disclosures of cash flow information:
     Interest paid                                    $ 13,481,393    $  4,456,755    $    229,750
     Income taxes paid                                   6,162,719       5,309,227      10,639,955
     Non-cash financing activities:
         Capital lease obligations incurred                                                706,094
         Capital lease obligations cancelled               203,148
         Receipt of shares in treasury for exercise
           price of stock options                            8,063         826,303          96,525

        The accompanying notes are an integral part of these consolidated financial statements.

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

Maxcor Financial Group Inc. ("MFGI") is a publicly-held financial services holding company that was incorporated in Delaware in 1994. In August 1996, MFGI acquired Euro Brokers Investment Corporation ("EBIC"), a privately held international and domestic inter-dealer broker.

EBIC, incorporated in December 1986 in connection with a management buyout of predecessor operations dating to 1970, through its subsidiaries and businesses is primarily an inter-dealer broker of money market instruments, derivative products and selected securities, with principal offices in New York, London and Tokyo, other offices in Stamford (CT), Switzerland and Mexico, as well as correspondent relationships with other brokers throughout the world. Maxcor Financial Inc. ("MFI"), a U.S. registered broker-dealer subsidiary, also conducts institutional sales and trading operations in various fixed income and equity securities.

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

Principal transactions represent the net gains generated from the Company's securities transactions that involve the assumption of market risk for a period of time and include unrealized mark-to-market gains and losses on positions held. Revenues derived from matched riskless principal transactions are included in commission income.

Revenue from the sale of pricing and volume data sourced from the Company's brokerage business is included in other income and is recognized on a pro-rata basis over the terms of the respective agreements. Any payments received in advance are deferred and are included in accounts payable and accrued liabilities.

Securities:
----------

Transactions in securities are recorded on a trade date basis.

Securities are carried at market value, generally based upon quoted dealer prices. To the extent quoted prices are not available, securities are valued at fair value as determined by management generally based upon quoted prices of securities with similar characteristics.

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

-----------------------------------------------------

Fixed assets:
------------

Depreciation and amortization of furniture, equipment and software is computed on a straight-line basis using estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the improvements.

Foreign currencies:
------------------

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

Fair value of financial instruments:
-----------------------------------

The financial instruments of the Company are reported in the consolidated statements of financial condition at fair values, or at carrying amounts that management estimates approximate fair values as such financial instruments are short-term in nature or bear interest at rates approximating current market.

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

Stock-based compensation:
------------------------

The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has not recognized any compensation cost associated with stock-based compensation since the market prices of the underlying stock on the option and warrant grant dates were not greater than the exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compaensation," with such fair value estimated using the Black Scholes option pricing model. For further information on the assumptions used and the resulting amounts, see Note 18.

-----------------------------------------------------

                                              2004             2003             2002
                                         --------------   --------------   --------------
Net income, as reported                  $    4,535,816   $   16,314,792   $   12,546,624

Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects                   390,330          956,048          813,362
                                         --------------   --------------   --------------
Pro forma net income                     $    4,145,486   $   15,358,744   $   11,733,262
                                         ==============   ==============   ==============

Earnings per share:
   Basic, as reported                    $          .64   $         2.33   $         1.72
   Basic, pro forma                      $          .59   $         2.20   $         1.61

   Diluted, as reported                  $          .58   $         1.98   $         1.53
   Diluted, pro forma                    $          .53   $         1.87   $         1.43


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

Recently issued accounting standards:
------------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and accordingly should consolidate the entity. FIN 46(R) replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was issued in January 2003. Prior to FIN 46, variable interest entities were commonly referred to as special purpose entities. The adoption of FIN 46(R) in 2004 had no impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Statement of Financial Accounting Standards No. 123(R) "Shared Based Payment" ("SFAS 123(R)"). SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. SFAS 123(R) replaces SFAS 123 and supersedes APB No. 25. SFAS No. 123(R) will be effective for the Company's third quarter of 2005. Management is currently evaluating the effect of adopting SFAS 123(R).

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

The portion of the settlements described above relating to extra expenses incurred has been reflected on the consolidated statement of operations in 2002 as reductions to costs related to World Trade Center attacks. These offsets were recorded as the extra expenses were incurred and the related recovery was considered probable or had been recovered. The gross amount of the extra expenses in 2002 of $7,020,331 has been reduced by an offset of $3,815,863 resulting in a net charge of $3,204,468. Included in gross costs during 2002 was the cost of foregoing an extension of a sublease on additional space in London that was re-allocated for potential use by New York employees. This gross cost of $2.7 million ($2.4 million net after applying the portion of insurance proceeds from Norwich Union allocable to this cost) was based upon the portion of this space that management intended to sublet (10,000 square feet) and was based upon management's estimate of the length of time it will take to generate sublet income and the difference between the amount management believed it would then be able to sublet the space for and the Company's cost associated with the space. In the 2004 consolidated statements of operations, occupancy and equipment rental include an additional $3.1 million of expenses relating to excess office space in London to reflect management's intent to sublet the entire space previously occupied by the former subtenant (15,739 square feet) and to amend management's estimate of the length of time it will take to generate sublet income and the amount management believes it will then be able to sublet the space for. Other gross extra expenses incurred in 2002 related to the attacks on the World Trade Center include additional occupancy costs in New York, the purchase of equipment solely compatible with the Company's temporary facilities in New York, the use of outside professionals, interest on failed securities settlements, recruitment fees and benefits for the families of deceased employees.

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

NOTE 4 - CHARITY DAY CONTRIBUTIONS:
----------------------------------

During 2004, 2003 and 2002, the Company held Charity Days for which all the revenues generated by the New York, Stamford, London, Switzerland and Mexico offices were donated to designated charities. All participating brokerage employees waived any entitlement to commissions from such revenues. The proceeds of $1,042,864 raised on the 2004 Charity Day were designated for The Euro Brokers Relief Fund, Inc., which provides charitable aid to the families and other financial dependents of the Company's 61 employees and staff members killed as a result of the September 11th attacks, and the firm's Maxcor Foundation Inc. The Maxcor Foundation Inc. in turn

----------------------------------------------

designated four recipients: Marine Corps-Law Enforcement Foundation, Inc., Columbia University Medical Center, Duke University's Fuqua/Coach K Center for Leadership and Ethics and The Royal Mardsden Hospital in London. The 2003 Charity Day raised a total of $982,300, which was contributed to The Euro Brokers Relief Fund, Inc. and various charities supported by the Maxcor Foundation Inc., and the $1,219,233 raised on the 2002 Charity Day was contributed entirely to the Euro Brokers Relief Fund, Inc.

NOTE 5 - REPURCHASE AND REVERSE REPURCHASE AGREEMENTS:
-----------------------------------------------------

Transactions involving the purchase of U.S. Treasury and U.S. federal agency securities under agreements to resell (reverse repurchase agreements) and the sale of U.S. Treasury and U.S. federal agency securities under agreements to repurchase (repurchase agreements) are treated as collateralized financings and are recorded at contracted amounts, plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 41 are satisfied. Income and expense on these agreements are recognized as interest over the life of the transaction.

The Company monitors the fair value of the securities purchased and sold under these agreements daily and obtains additional collateral or returns excess collateral when appropriate. Securities received as collateral for reverse repurchase agreements are used to secure repurchase agreements. As of December 31, 2004, the fair value of securities pledged as collateral under reverse repurchase agreements of $286.8 million was repledged under repurchase agreements.

NOTE 6 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004, 2003 and 2002:

                                                      2004             2003             2002
                                                 --------------   --------------   --------------
Numerator (basic and diluted calculation):
Net income                                       $    4,535,816   $   16,314,792   $   12,546,624
Denominator:
Weighted average common shares outstanding -
    basic calculation                                 7,051,720        6,987,415        7,304,284
Dilutive effect of stock options and warrants           746,943        1,241,184          906,354
Weighted average common shares outstanding -
    diluted calculation                               7,798,663        8,228,599        8,210,638
Basic earnings per share:
    Income before extraordinary item             $          .64   $         1.91   $         1.72
    Extraordinary gain on purchase of minority
       interest                                                              .42
                                                 --------------   --------------   --------------
    Net income                                   $          .64   $         2.33   $         1.72
                                                 ==============   ==============   ==============
Diluted earnings per share:
    Income before extraordinary item             $          .58   $         1.62   $         1.53
    Extraordinary gain on purchase of minority
       interest                                                              .36
                                                 --------------   --------------   --------------
    Net income                                   $          .58   $         1.98   $         1.53
                                                 ==============   ==============   ==============

Antidilutive common stock equivalents
    Options                                             270,000          190,000          270,000

NOTE 7 - DEPOSITS WITH CLEARING ORGANIZATIONS:
---------------------------------------------

The following is a summary of deposits with clearing organizations at December 31, 2004 and 2003:

                                       December 31, 2004   December 31, 2003
                                       -----------------   -----------------
Cash                                   $         811,135   $         810,803
U.S. Treasury obligations                      7,504,172           8,037,926
                                       -----------------   -----------------
                                       $       8,315,307   $       8,848,729
                                       =================   =================

Pursuant to its membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC"), MFI is required to maintain a clearing deposit with GSD-FICC based upon its level of trading activity (with a minimum deposit of $5,000,000). At December 31, 2004 and 2003, MFI's clearing deposit with GSD-FICC approximated $7,000,000 and $7,520,000, respectively. The remaining collateral deposits reflect requirements from MFI's clearing brokers.

NOTE 8 - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS, CUSTOMERS AND CLEARING
------------------------------------------------------------------------------
ORGANIZATIONS:
-------------

The following is a summary of receivable from and payable to broker-dealers, customers and clearing organizations at December 31, 2004 and 2003:

                                             December 31, 2004            December 31, 2003
                                        ---------------------------       -----------------

                                         Receivable       Payable             Receivable
                                        ------------   ------------       -----------------
Commissions receivable                  $ 22,640,010   $                  $      21,487,492
Receivable from clearing firms             1,334,408                                836,614
Receivable from clearing organization         50,480
Payable to clearing firm                                 11,578,831
                                        ------------   ------------       -----------------
                                        $ 24,024,898   $ 11,578,831       $      22,324,106
                                        ============   ============       =================

The Company clears its matched riskless principal brokerage transactions and its securities sales and trading transactions through other broker-dealers on a fully-disclosed basis pursuant to clearing agreements. The receivable from clearing firms primarily represents commissions due on matched riskless principal brokerage transactions, net of transaction fees, while the payable to clearing firm at December 31, 2004 represents the net amount owed for financing the Company's securities positions. This clearing firm provides a range of borrowing availability on securities positions from 0% for certain corporate bonds to 93% for municipal securities. Commissions receivable represent amounts billed on the Company's name give-up brokerage transactions, net of allowances for doubtful accounts of approximately $613,000 and $483,000 at December 31, 2004 and 2003, respectively.

NOTE 9 - SECURITIES OWNED, HELD AT CLEARING FIRM AND SECURITIES SOLD, NOT YET
-----------------------------------------------------------------------------
PURCHASED:
---------

The following is a summary of securities owned, held at clearing firm and securities sold, not yet purchased at December 31, 2004 and 2003:

                                   December 31, 2004              December 31, 2003
                            -----------------------------   -----------------------------
                            Owned, Held at  Sold, Not Yet   Owned, Held at  Sold, Not Yet
                            Clearing Firm     Purchased     Clearing Firm     Purchased
                            -------------   -------------   -------------   -------------
   Municipal obligations    $  10,772,112   $               $   6,028,680   $
   Foreign sovereign debt                                       551,850
   Corporate bonds             11,096,725
   Corporate stocks               360,165          36,255         106,594          22,428
                            -------------   -------------   -------------   -------------
                            $  22,229,002   $      36,255   $   6,687,124   $      22,428
                            =============   =============   =============   =============

Securities positions held by the Company's clearing firms may be rehypothecated by them.

NOTE 10 -MINORITY INTEREST:
--------------------------

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

Summarized operating results of the Tokyo Venture for the years ended December 31, 2004, 2003 and 2002, along with the Company's share of those results, are presented below:

                                 2004               2003               2002
                             ------------       ------------       ------------
Revenues                     $  4,399,108       $  4,891,281       $ 10,405,376
Expenses                        7,112,062          7,616,662         12,473,906
                             ------------       ------------       ------------
Loss                        ($  2,712,954)     ($  2,725,381)     ($  2,068,530)
                             ============       ============       ============

Company's share             ($  1,553,166)     ($  1,560,281)     ($  1,184,233)
                             ============       ============       ============

NOTE 12 - FIXED ASSETS:
----------------------

Fixed assets at December 31, 2004 and 2003 are summarized below:

                                               December 31, 2004    December 31, 2003
                                               -----------------    -----------------
         Furniture and telephone equipment     $      12,207,583    $      11,000,473
         Leasehold improvements                       13,372,118           12,834,635
         Computer and related equipment                7,438,965            6,380,616
         Software                                      9,318,625            8,541,527
         Automobiles                                   1,135,137            1,393,961
                                               -----------------    -----------------
                                                      43,472,428           40,151,212
         Less - Accumulated depreciation
                          and amortization    (       31,300,206)  (       27,140,349)
                                               -----------------    -----------------

                                               $      12,172,222    $      13,010,863
                                               =================    =================

NOTE 13 - OBLIGATIONS UNDER CAPITALIZED LEASES:
----------------------------------------------

The Company, primarily in the U.K., has purchased automobiles under capitalized leases. The lease terms generally do not exceed three years. The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2004:

          For the Year Ending December 31, 2005              $   231,578

          Less -  Amount representing interest              (     20,942)
                                                             -----------

          Present value of total minimum lease payments      $   210,636
                                                             ===========

The gross amounts of assets under capitalized leases are approximately $409,000 and $1,046,000 at December 31, 2004 and 2003, respectively. Such amounts are included in fixed assets in the consolidated statements of financial condition. The charges to income resulting from the amortization of assets recorded under capitalized leases were approximately $20,000, $375,000 and $219,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 14 - REVOLVING CREDIT FACILITY:
-----------------------------------

In March 2003, Euro Brokers Inc. ("EBI"), a U.S. subsidiary, entered into a Credit Agreement with The Bank of New York for a three-year revolving credit facility of up to $15 million. This facility is secured by EBI's receivables and the stock issued by EBI to its direct parent and initially had mandatory reductions to availability of $5 million on each of the eighteenth and thirtieth months following the closing date. In November 2003, this facility was amended to expand the permitted use of borrowings and to establish a fixed availability of $10 million through maturity. This agreement contains certain covenants which require EBI separately, and the Company as a whole, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the prime rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this new facility. MFGI has executed an agreement to guarantee the payment of amounts due under this facility. At December 31, 2004 and 2003, the Company had borrowings outstanding under this facility of $5,000,000 and $7,500,000, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN:
--------------------------------

The Company maintains a 401(k) defined contribution plan for the Company's U.S. operations covering substantially all salaried employees. The Company's contributions to the 401(k) plan are, subject to a maximum limit, based upon a percentage of employee contributions. Total 401(k) plan expense approximated $247,000, $235,000 and $213,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

NOTE 16 - INCOME TAXES:
----------------------

Income before provision for income tax, minority interest and extraordinary item is subject to tax under the following jurisdictions:

                                          For the Year Ended
                     -----------------------------------------------------------
                     December 31, 2004    December 31, 2003    December 31, 2002
                     -----------------    -----------------    -----------------
     Domestic        $       5,549,849    $      16,742,077    $      22,801,450
     Foreign                 2,881,548            6,540,435            2,857,723
                     -----------------    -----------------    -----------------
        Total        $       8,431,397    $      23,282,512    $      25,659,173
                     =================    =================    =================


The components of the provision for income taxes are as follows:

                                                    For the Year Ended
                               -----------------------------------------------------------
                               December 31, 2004    December 31, 2003    December 31, 2002
                               -----------------    -----------------    -----------------
   Current
       Federal                 $       3,037,564    $       1,759,517    $       7,980,966
       State and local                   867,025              345,553            2,291,478
       Foreign                         1,403,140            3,340,276            1,880,831
                               -----------------    -----------------    -----------------
                                       5,307,729            5,445,346           12,153,275
                               -----------------    -----------------    -----------------
   Deferred
       Federal                (          245,388)           2,760,376   (          746,432)
       State and local        (        1,072,923)           1,913,063              906,825
       Foreign                (           93,837)  (          369,503)  (          182,910)
                               -----------------    -----------------    -----------------
                              (        1,412,148)           4,303,936   (           22,517)
                               -----------------    -----------------    -----------------
          Total                $       3,895,581    $       9,749,282    $      12,130,758
                               =================    =================    =================

Deferred tax assets (liabilities) are comprised of the following:

                                               December 31, 2004    December 31, 2003
                                               -----------------    -----------------
Assets
     Bad debt reserve                          $         180,046    $         171,529
     Occupancy reserves                                   88,158               70,926
     Fixed assets                                        558,492              620,188
     Net operating losses ("NOLs")                       483,689              383,733
     Foreign tax credits                                 183,529              103,520
     Capital loss carryforwards                          322,049              387,609
     Unrealized losses                                   250,148
     Other                                               347,258              298,851
     Deferred tax asset valuation allowance   (          989,267)  (          857,555)
                                               -----------------    -----------------
Gross deferred tax asset, after valuation
     allowance                                         1,424,102            1,178,801
Jurisdictional deferred taxes payable offset  (          598,082)  (          444,393)
                                               -----------------    -----------------
     Deferred tax asset                        $         826,020    $         734,408
                                               =================    =================

Liabilities
     Unrealized gains                          $                   ($         648,835)
     Fixed assets                             (        4,051,315)  (        4,565,128)
     Other                                    (          197,181)  (          274,188)
                                               -----------------    -----------------
Gross deferred tax liability                  (        4,248,496)  (        5,488,151)
Jurisdictional deferred tax asset offset                 598,082              444,393
                                               -----------------    -----------------
     Deferred tax liability                   ($       3,650,414)  ($       5,043,758)
                                               =================    =================

The valuation allowance for deferred tax assets has been established for assets arising from various foreign timing differences to reduce the amounts to only that portion that is judged more likely than not to be realized. Foreign tax credit carryforwards of approximately $73,000, $24,000, $2,000 and $85,000 expire in 2005, 2007, 2008 and 2009, respectively. Foreign NOLs approximating $710,000, $228,000, $1,505,000, $665,000 and $117,000 expire in 2007, 2008,
2009, 2010 and 2011, respectively.

----------------------------------

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                                 For the Year Ended
                                                  ------------------------------------------------
                                                  December 31,      December 31,      December 31,
                                                      2004              2003              2002
                                                  ------------      ------------      ------------
   Tax at U.S. statutory rate                     $  2,866,675      $  7,916,054      $  8,724,119
   Increase (decrease) in tax resulting from:
       Higher effective rates on earnings
          of foreign operations and tax
          benefit of foreign losses not
          recognized, net                              292,213           508,896           610,115
       Nondeductible meals and
          entertainment                              1,276,561         1,087,118           955,536
       Reduction of income tax reserves          (     391,922)    (     500,000)
       Non-taxable interest income               (     102,809)    (     540,607)    (     336,974)
       Decrease to deferred tax
          asset valuation allowance              (      82,110)    (     290,210)
       State and local taxes, net                      354,940         1,820,720         2,110,880
       Other                                     (     317,967)    (     252,689)           67,082
                                                  ------------      ------------      ------------
                                                  $  3,895,581      $  9,749,282      $ 12,130,758
                                                  ============      ============      ============

NOTE 17 - STOCKHOLDERS' EQUITY:
------------------------------

Dividends:
----------

During 2003, the Company declared and paid its first two quarterly common stock dividends, each at the rate of $.0625 per share ($.25 per share on an annualized basis), for aggregate payments of $877,988. During 2004, the Company declared and paid four quarterly common stock dividends, each at the rate of $.0625, for aggregate payments of $1,760,612.

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), and reserved 300,000 shares thereof for issuance upon exercise of the preferred stock purchase rights (each, a "Right") that, pursuant to the Plan, were at the time dividended to holders of common stock on the basis of one Right, expiring December 6, 2006, for each share of common stock. Each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock for $22.50, subject to adjustment. The Rights, however, generally do not become exercisable until ten days after a person or group acquires (or commences a tender or exchange offer to acquire) 15% or more beneficial ownership of the common stock. Upon occurrence of such event (subject to certain conditions and exceptions more fully described in the Plan), and subject to the Rights no longer being redeemable, each Right would entitle the holder thereof (other than the person or group triggering such exercisability) to buy (with certain limited exceptions) common stock of the Company (or, if the Company is acquired, common shares of the surviving entity) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company, generally at any time prior to the triggering events described above, at a price of $.01 per Right. At December 31, 2004 and 2003, there were no shares of preferred stock outstanding.

------------------------------------------

Common stock and warrants:
-------------------------

At December 31, 2001, the Company had outstanding 7,026,229 shares of common stock and held 4,586,540 shares of common stock in treasury. The Company also had outstanding 685,948 redeemable purchase warrants issued in connection with the Company's 1994 initial public offering (the "IPO Warrants") and 49,032 Series B redeemable common stock purchase warrants issued in connection with the acquisition of EBIC (the "Acquisition Warrants"). Both series of warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share.

In April 2002, the Company issued 492,795 shares of common stock upon the exercise of an aggregate like number of IPO Warrants and Acquisition Warrants and received total proceeds of $2,463,975. The remaining IPO Warrants and Acquisition Warrants expired on April 12, 2002.

During the year ended December 31, 2002, the Company purchased 375,507 shares under its repurchase program at an aggregate purchase price of $2,120,161. This program was authorized by the Board of Directors in July 2001 for 709,082 shares, representing 10% of the then-outstanding common stock, and was expanded by 490,918 shares, to 1,200,000 shares, by the Board of Directors in late September 2001 (214,000 shares had been purchased under this authorization in 2001 at an aggregate purchase price of $810,725). The Company also issued 127,000 shares in 2002 pursuant to options exercised under the Company's 1996 Stock Option Plan. In connection with certain exercises, the Company received 15,357 shares into treasury as consideration for exercise prices aggregating $96,525.

During the year ended December 31, 2003, the Company's Board of Directors increased the July 2001 repurchase program authorization by an additional 700,000 shares, to an authorization of 1,900,000 shares, and purchased an additional 616,300 shares under this expanded authorization at an aggregate purchase price of $4,736,301. The Company also issued an aggregate of 562,062 shares in 2003 pursuant to options exercised under the Company's 1996 Stock Option Plan and the Company's 2002 Stock Option Plan (collectively, the "Option Plans"). In connection with certain exercises, the Company received 62,199 shares into treasury as consideration for exercise prices and income tax withholding payments aggregating $826,303.

During the year ended December 31, 2004, the Company's Board of Directors again increased the July 2001 repurchase program authorization by an additional 500,000 shares to a total authorization of 2,400,000 shares, and purchased 361,963 shares under this expanded authorization at an aggregate purchase price of $3,650,837. The Company also issued an aggregate of 90,750 shares in 2004 under the Option Plans. In connection with certain exercises, the Company received 906 shares into treasury as consideration for exercise prices and income tax withholding payments aggregating $8,063.

As a result of the foregoing activity, at December 31, 2004 and 2003, the Company had outstanding 6,866,604 and 7,138,723 shares of common stock, respectively, and held 6,018,772 and 5,655,903 shares of common stock in treasury, respectively.

At December 31, 2004, the Company had 2,299,688 shares of common stock reserved for issuance upon exercise of options pursuant to the Option Plans.

NOTE 18 - STOCK OPTION AND WARRANT PLANS:
----------------------------------------

Stock Options:
--------------

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

----------------------------------------------------

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

A summary of the Company's stock option activity follows:

                          December 31, 2004          December 31, 2003          December 31, 2002
                       ------------------------   ------------------------   ------------------------

                                      Weighted                   Weighted                   Weighted
                                      Average                    Average                    Average
                       Number of      Exercise    Number of      Exercise    Number of      Exercise
                         Shares        Price        Shares        Price        Shares        Price
                       ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at
   beginning of year    1,547,938    $     5.22    1,700,000    $     3.14    1,470,750    $     2.29
Granted                   240,000         10.43      485,000          9.68      426,250          5.79
Exercised             (    90,750)         3.61  (   562,062)         2.52  (   127,000)         2.12
Canceled              (   105,000)         9.70  (    75,000)         6.95  (    70,000)         3.23
                       ----------    ----------   ----------    ----------   ----------    ----------
Outstanding
   at end of year       1,592,188    $     5.80    1,547,938    $     5.22    1,700,000    $     3.14
                       ==========    ==========   ==========    ==========   ==========    ==========
Exercisable
   at end of year         972,813    $     4.06      735,750    $     2.74    1,030,625    $     2.20
                       ==========    ==========   ==========    ==========   ==========    ==========
Weighted average
  fair value of
  options granted
  during the year      $     5.51                 $     6.26                 $     4.47
                       ==========                 ==========                 ==========

At December 31, 2004 there were 741,250 options outstanding with exercise prices ranging from $2.00 to $3.00, 245,938 options outstanding with exercise prices ranging from $5.14 to $6.00 and 605,000 options outstanding with exercise prices ranging from $8.95 to $12.67. The weighted-average remaining contractual life of all options outstanding approximates 6.5 years.

During 2002, the Company issued 500,000 common stock purchase warrants to employees under a newly established warrant program to provide inducements and incentives in connection with the formation of a new leveraged finance department (the "Leveraged Finance Warrants"). The Leveraged Finance Warrants were issued at an exercise price of $5.875 with vesting at the rate of 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries. This warrant program also included the granting of up to an additional 500,000 common stock purchase warrants upon the achievement of specific performance goals, with the same vesting schedule and with exercise prices equal to the higher of book value per share or the fair market value per share of the Company's common stock at the time of grant. During 2003, 75,000 of the Leveraged Finance Warrants were cancelled and the remaining 425,000 were cancelled in 2004.

The Company has elected to continue to follow APB 25 in accounting for the Option Plans and the Leveraged Finance Warrants. Accordingly, the Company has not recognized any compensation cost associated with the

----------------------------------------------------

Option Plans and the Leveraged Finance Warrants since the market prices of the underlying stock on the option and warrant grant dates were not greater than the exercise prices. As required by SFAS 123, however, the Company has disclosed below its estimated pro forma net income and earnings per share if compensation costs under the Option Plans and the Leveraged Finance Warrants had been recognized using the fair value method of SFAS 123. Because stock options under the Option Plans and the Leveraged Finance Warrants have characteristics significantly different from those of traded options and warrants and because changes in subjective assumptions can materially affect the fair value estimated, the Company used the Black-Scholes pricing model for grants in 2004, 2003 and 2002 with the following weighted average assumptions: expected volatility of 73%, 98% and 101%, respectively; risk free interest rate of 3.5%, 3.1% and 4.5%, respectively; expected annual dividends of $.25, $.23 and $0; and an expected option life of five years. The pro forma expense for stock-based compensation during 2004 includes the impact of reversing the aggregate pro forma expense of $444,153 previously determined for prior periods for the 425,000 Leveraged Finance Warrants cancelled in 2004.

                                                              For the Year Ended
                                               ------------------------------------------------
                                                December 31,     December 31,     December 31,
                                                    2004             2003             2002
                                               --------------   --------------   --------------
Net income                       As reported   $    4,535,816   $   16,314,792   $   12,546,624
                                 Pro forma          4,145,486       15,358,744       11,733,262

Basic earnings per share         As reported              .64             2.33             1.72
                                 Pro forma                .59             2.20             1.61

Diluted earnings per share       As reported              .58             1.98             1.53
                                 Pro forma                .53             1.87             1.43

NOTE 19 - COMMITMENTS:
---------------------

The Company is obligated under certain non-cancelable leases for office space and equipment and under telecommunication services contracts. Operating leases for office space contain escalation clauses for base rent, maintenance and real estate tax increases.

Future minimum rental commitments for operating leases that have initial or remaining terms in excess of one year approximate the following:

      Year
      ----
      2005                                $   13,231,573
      2006                                     8,432,691
      2007                                     5,758,998
      2008                                     5,630,021
      2009                                     5,570,791
      Thereafter (through 2018)               37,938,350
                                          --------------
                                          $   76,562,424
                                          ==============

Rental expense amounted to approximately $6,027,000, $5,539,000 and $3,642,000 in 2004, 2003 and 2002, respectively.

NOTE 20 - CONTINGENCIES:
-----------------------

Counterparty Risk and Guarantees:
---------------------------------

The Company clears certain of its securities transactions with its institutional counterparties through clearing firms on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing firms, the clearing firms may have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. At December 31, 2004 and 2003, the Company has recorded no liabilities with respect to this risk. During 2004 and 2003, the Company made no payments to its clearing firms related to these rights.

The Company has the right to pursue collection or performance from counterparties who do not perform under their contractual obligations. The Company and its clearing firms have a policy of reviewing, on an ongoing basis, the credit standing of the Company's counterparties.

NTL When-issued Equity Trades:
------------------------------

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

During 2003 MFI recorded a net loss of $5.1 million on the settlement of its NTL when-issued trades. This loss included the estimated damages payable if the above proceedings were to conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis, and was net of a partially offsetting $800,000 principal transaction gain recorded on NTL shares subsequently determined no longer to constitute a hedge against such an outcome.

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

Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties during 2004. These resolutions resulted in the dismissal of the sole proceeding before NASD (leaving the remaining disputes centralized in one forum - the Court) and the reversal of $3.3 million of estimated damages payable recorded in 2003. This $3.3 million net loss reversal in 2004 is reflected on the statement of operations as gains on principal transactions.

-----------------------------------

Because of the pending appeals and their associated uncertainties, MFI only intends to record gains related to the $3.6 million judgment if and when permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with counterparties.

General, administrative and other expenses include legal fees related to this matter during 2004 and 2003 of $290,000 and $700,000, respectively.

U.K. National Insurance:
-----------------------

The Company has unsettled demands from the Inland Revenue in the United Kingdom for the employer portion of National Insurance Contributions ("NIC") related to certain employee bonuses paid during the period from August 1995 to February 2001 in the amount of approximately (pound)1.7 million (approximately $3.2 million at December 31, 2004), plus interest estimated at approximately (pound)642,000 through December 31, 2004 (approximately $1.2 million). The Company has formally challenged these demands as it believes the respective bonus payment methods used did not require NIC payments under existing legislation. At December 31, 2004, the Company had reserved approximately (pound)1.5 million (approximately $2.9 million) against these demands from the Inland Revenue for NIC related to employee bonuses paid. Based upon this level of reserves, management does not anticipate the ultimate outcome of this will have a material adverse effect on its consolidated financial condition or results of operations.

NOTE 21 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") requires it to maintain minimum excess regulatory net capital of $10,000,000 and minimum net worth of $25 million. At December 31, 2004, MFI had regulatory net capital of $40.1 million, a regulatory net capital requirement of $250,000 and net worth of $56.0 million. Euro Brokers Ltd. ("EBL"), a U.K. brokerage subsidiary of the Company, is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks' average expenditures plus the amount of less liquid assets on hand. At December 31, 2004, EBL had financial resources in accordance with FSA's rules of (pound)4.6 million ($8.9 million) and a financial resources requirement of (pound)3.5 million ($6.7 million).

NOTE 22 - SEGMENT REPORTING:
---------------------------

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting certain information relating to its operating segments. For the purpose of this disclosure, operating revenues include commission income, principal transactions and information sales revenue. The Company has defined its operating segments based upon geographic location as such units are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments, as defined by SFAS 131, consist of the United States, United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S.-based operations. In the U.S. segment in 2003, net income reflects the $11.1 million pre-tax insurance gain on property destroyed in the September 11th attacks, and operating revenues and net income reflect the net loss of $5.1 million pre-tax recorded on the NTL when-issued trades (see Note
20). For 2004 operating revenues and net income reflect a partial reversal of the 2003 NTL pre-tax loss of $3.3 million. In the U.K. segment 2003 net income reflects the $3.0 million extraordinary gain realized on the February 2003 purchase of the minority interest in EBL and includes the results for EBL, for periods prior to the purchase, net of such minority interest (see Note 10). Japan amounts primarily reflect the non-equity earnings (loss) from contractual arrangement (Tokyo Venture). See Note 11 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments that do not meet the SFAS 131 materiality thresholds for reportable segments have been included in "All Other".

      The accounting policies of the segments are the same as those described in
Note 2.

                                  United           United                                              All
                                  States           Kingdom           Japan        Switzerland         Other              Total
                              ---------------   --------------   -------------   --------------   --------------   ---------------
2004
----
Operating revenues            $   106,607,925   $   75,638,952   $               $    4,278,841   $    4,298,787   $   190,824,505
Interest income                    14,564,129          697,039                            2,429              360        15,263,957
Interest expense on
  securities indebtedness          13,752,951                                                                           13,752,951
Other interest expense                541,459           50,959                                                             592,418
Depreciation and amortization       2,256,217          738,921                           23,568           63,733         3,082,439
Provision for income taxes          2,586,279          979,840                           48,661          280,801         3,895,581
Non-equity loss from
 contractual arrangement                                        (    1,553,166)                                   (      1,553,166)
Net income (loss)                   2,963,571        1,299,360  (    1,553,166)       1,416,534          409,517         4,535,816
Assets                            268,711,769       31,458,442         185,013        5,697,366        2,302,533       308,355,123
Capital expenditures                1,414,049          741,398                           77,888          146,694         2,380,029

2003
----

Operating revenues            $   106,290,191   $   70,358,981   $               $    2,269,812   $    3,992,674   $   182,911,658
Interest income                     5,895,773          555,351                              833              346         6,452,303
Interest expense on
  securities indebtedness           4,117,319                                                                            4,117,319
Other interest expense                438,327          140,053                                                             578,380
Depreciation and amortization       1,998,890        1,139,711                           11,724           70,252         3,220,577
Provision for income taxes          6,778,509        2,728,526                           17,071          225,176         9,749,282
Non-equity loss from
 contractual arrangement                                        (    1,560,281)                                   (      1,560,281)
Net income (loss)                   9,963,568        6,898,667  (    1,517,882)         706,826          263,613        16,314,792
Assets                          1,649,597,122       33,182,725         179,899        3,370,315        1,771,417     1,688,101,478
Capital expenditures                8,816,779          843,213                           26,819           55,433         9,742,244

----------------------------------------

                                  United           United                                              All
                                  States           Kingdom           Japan        Switzerland         Other              Total
                              ---------------   --------------   -------------   --------------   --------------   ---------------
2002
----
Operating revenues            $   101,096,048   $   52,717,957   $               $    1,076,945   $    3,519,537   $   158,410,487
Interest income                     1,781,994          411,917              18            1,446              391         2,195,766
Interest expense on
  securities indebtedness             147,865                                                                              147,865
Other interest expense                144,372           55,334                                                             199,706
Depreciation and amortization       1,413,595          905,006                            8,635           78,598         2,405,834
Provision for income taxes         10,432,832        1,549,168                           13,553          135,205        12,130,758
Non-equity loss from
 contractual arrangement                                        (    1,184,233)                                   (      1,184,233)
Net income (loss)                  12,368,617        1,064,250  (    1,287,064)         226,240          174,581        12,546,624
Assets                            111,571,666       28,297,516         196,825        1,417,682        1,363,614       142,847,303
Capital expenditures                6,839,528          664,444                            8,897           98,647         7,611,516

Included below are reconciliations of reportable segment items to the Company's consolidated totals as reported in the consolidated financial statements.

                                      2004               2003               2002
                                ---------------    ---------------    ---------------
Interest income:
Total for reportable segments   $    15,263,597    $     6,451,124    $     2,193,929
Other interest                              360              1,179              1,837
Elimination of intersegment
  interest income              (        411,197)  (        171,608)  (         48,492)
                                ---------------    ---------------    ---------------
  Consolidated total            $    14,852,760    $     6,280,695    $     2,147,274
                                ===============    ===============    ===============

Other interest expense:
Total for reportable segments   $       592,418    $       578,380    $       199,706
Elimination of intersegment
  interest expense             (        411,197)  (        171,608)  (         48,492)
                                ---------------    ---------------    ---------------
  Consolidated total            $       181,221    $       406,772    $       151,214
                                ===============    ===============    ===============

Assets:
Total for reportable segments   $   306,052,590    $ 1,686,330,061    $   141,483,689
Other assets                          2,302,533          1,771,417          1,363,614
Elimination of intersegment
  receivables                  (     13,840,061)  (     11,878,858)  (      6,273,360)
Elimination of investments in
  other segments               (     13,095,984)  (     13,095,984)  (     13,095,984)
                                ---------------    ---------------    ---------------
  Consolidated total            $   281,419,078    $ 1,663,126,636    $   123,477,959
                                ===============    ===============    ===============

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
-------------------------------------------------------

The following table reflects the unaudited quarterly results of operations of the Company for 2004 and 2003.

                                                                For the Three Months Ended
                                               ----------------------------------------------------------
                                                 March 31        June 30      September 30   December 31
                                               ------------    ------------   ------------   ------------
   2004
   ----
   Net revenues                                $ 51,406,884    $ 48,477,378   $ 45,476,213   $ 45,016,755

   Costs and expenses                            46,474,882      46,668,518     44,272,623     44,529,810

   Income before provision for income taxes       4,932,002       1,808,860      1,203,590        486,945

   Net income                                     2,605,440       1,006,316        523,082        400,978

   Weighted average common shares
     outstanding-basic                            7,153,981       7,113,784      6,993,230      6,947,668

   Weighted average common shares
     outstanding-diluted                          8,082,514       7,876,356      7,660,510      7,586,803

   Basic earnings per share                    $        .36    $        .14   $        .07   $        .07

   Diluted earnings per share                           .32             .13            .07            .06

   2003
   ----

   Net revenues                                $ 37,342,741    $ 52,214,646   $ 57,535,450   $ 47,656,352

   Costs and expenses                            39,422,765      44,489,548     42,942,881     44,611,483

   (Loss) income before provision for income
     taxes, minority interest and
     extraordinary item                       (   2,080,024)      7,725,098     14,592,569      3,044,869

   (Loss) income before extraordinary item    (   1,176,090)      4,544,074      8,448,306      1,540,955

   Extraordinary gain on purchase of
     minority interest                            2,957,547

   Net income                                     1,781,457       4,544,074      8,448,306      1,540,955

   Weighted average common shares
     outstanding-basic                            7,130,991       6,875,169      6,889,677      7,055,723

   Weighted average common shares
     outstanding-diluted                          7,130,991       8,046,794      8,154,004      8,214,608

   Basic (loss) earnings per share:
     (Loss) income before extraordinary
        item                                  ($        .16)   $        .66   $       1.23   $        .22

     Extraordinary gain on purchase of
        minority interest                               .41

     Net income                                         .25             .66           1.23            .22

   Diluted (loss) earnings per share:
     (Loss) income before extraordinary item  (         .16)            .56           1.04            .19

     Extraordinary gain on purchase of
        minority interest                               .41

     Net income                                         .25             .56           1.04            .19

NOTE 24 - SUBSEQUENT EVENT
--------------------------

On March 4, 2005, the Company announced that it was holding preliminary business combination discussions with a potential acquirer. As of March 30, 2005, the parties had made substantial progress towards a transaction. However, there are still issues remaining to be resolved and, accordingly, there can be no assurance as to whether the Company will be successful in reaching agreement on or completing a transaction.

                                  EXHIBIT INDEX

Exhibit No.       Description
---------------   ----------------
2.1               Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp.
                  and Euro Brokers Investment Corporation, without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

2.2 Stock Purchase Agreement, dated as of August 11, 2000, by and between the registrant and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules (incorporated herein by reference to Exhibit 2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"))

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994)

4.2 Warrant Agreement, dated as of April 19, 2002, by and between the Registrant and certain employees (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated April 23, 2002)

4.3 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (incorporated herein by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

4.4 Amendment No. 1, dated July 26, 2001, to the Rights Agreement (incorporated herein by reference to Exhibit 4.6a of the Registrant's Current Report on Form 8-K, dated July 27, 2001)

4.5 Agreement on Removal of Rights Agent and Appointment of Successor Rights Agent, dated as of September 9, 2003, by and among the Registrant, Continental Stock Transfer & Trust Company and The Bank of New York (incorporated herein by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K")

10.2 Subordination, Recognition and Attornment Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential Securities Incorporated, as sublandlord, and Euro Brokers Inc., as subtenant (incorporated herein by reference to Exhibit 10.2 of the September 2002 Form 10-Q)

10.3 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

10.4 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.5+ Maxcor Financial Group Inc. 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)

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

10.14+ Change in Control Severance Agreement, dated as of October 1, 2002, by and between the Registrant and Robin Adrian Clark (incorporated herein by reference to Exhibit 10.14 of the 2002 Form 10-K)

10.15 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)(1)

10.16 Securities Clearance Agreement, dated as of August 15, 2002, between Maxcor Financial Inc. and The Bank of New York (incorporated herein by reference to Exhibit 10.3 to the September 2002 Form 10-Q) (1)

10.17 Credit Agreement, dated March 27, 2003, between Euro Brokers Inc. and The Bank of New York (the "Credit Agreement") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)(1)

10.18 Amendments No. 1, 2 and 3, dated June 26, 2003, September 29, 2003 and November 14, 2003, respectively, to the Credit Agreement (incorporate herein by reference to Exhibit 10.18 to the 2003 Form 10-K)

10.19 Agreement for Securities Clearance Services, dated as of April 1, 2004, by and between Refco Securities, LLC and Maxcor Financial Inc. (incorporated herein by reference to Exhibit
                  10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004) (1)

10.20+ Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Registrant's 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the "September 2004 Form 10-Q"))

10.21+ Form of Non-Employee Director Nonqualified Stock Option Agreement under the Registrant's 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the September 2004 Form 10-Q)

10.22+ Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Registrant's 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the September 2004 Form 10-Q)

10.23+ Form of Non-Employee Director Nonqualified Stock Option Agreement under the Registrant's 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the September 2004 Form 10-Q)

21                Subsidiaries of the Registrant*

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