Form 10-K/A
period 2004-12-31
MAXCOR FINANCIAL GROUP INC
filed 2005-04-29
CIK 931707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2004  OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming directors, executive officers and 10% stockholders are affiliates), based on the Nasdaq Stock Market(R) last sales price of $10.72 on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $51 million.

         As of April 27, 2005, there were 6,812,232 shares of Common Stock outstanding.

         Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE

         Maxcor Financial Group Inc.("Maxcor") has entered into an Agreement and Plan of Merger dated as of April 4, 2005 (the "merger agreement"), with BGC Partners, L.P. and Magnet Acquisition Corp., a wholly-owned subsidiary of BGC Partners, pursuant to which Magnet Acquisition Corp. will merge with and into Maxcor following satisfaction or waiver of the conditions to closing set forth in the merger agreement. Because of the proposed merger, which is expected to be completed in the second quarter of 2005, we do not currently intend to hold a 2005 annual meeting of stockholders. As a result, this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our "2004 Form 10-K") is being filed to add the information required by Part III of Form 10-K (which normally would be included in our proxy statement related to any 2005 annual meeting) and to update information regarding our ability under the merger agreement to declare and pay dividends in respect of, and to repurchase, our capital stock.

         This amendment does not amend or update any other information set forth in our 2004 Form 10-K, previously filed on March 31, 2005.

         For more information about the merger agreement and the proposed merger, please see our Definitive Proxy Statement on Schedule 14A, previously filed on April 26, 2005 (the "merger proxy statement"). Please note that all of our public filings, including our 2004 Form 10-K and our merger proxy statement, can be retrieved over the Internet from the EDGAR archives of the Securities and Exchange Commission (the "SEC"), found at their website, www.sec.gov, or from the "investor relations" tab at our website at www.maxf.com. Nothing in this amendment or any of our other filings, however, should be viewed as incorporating by reference any of the information found at our website.

         This amendment includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this amendment that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in our 2004 Form 10-K, including in the section therein entitled "Cautionary Statements."

         References in this amendment to "we," "us," and "our" mean Maxcor and its subsidiaries and other businesses, unless the context requires otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Dividends and Repurchases

         In 2003 we initiated a quarterly dividend policy at a rate of $.0625 per share ($.25 per share on annualized basis) and, to date, have declared and paid a total of six such quarterly dividends. In addition, we have over the past several years repurchased significant amounts of our common stock, both in privately-negotiated transactions and through an open market repurchase program. Pursuant to the terms of the merger agreement, however, from and after April 4, 2005, we are not permitted, without the prior written consent of BGC Partners, to declare or pay any dividends in respect of our capital stock or to repurchase shares of our common stock, in either case prior to the earlier of the effective date of the merger or the termination of the merger agreement.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Set forth below is certain information with respect to our directors.

         Class I Directors

         James W. Stevens, 68, has been a director of Maxcor since its August 1996 acquisition of Euro Brokers Investment Corporation ("Euro Brokers"). Mr. Stevens has held various senior positions at The Prudential Insurance Company of America ("Prudential") from October 1987 through December 1994. Mr. Stevens retired from Prudential in January 1995. As an Executive Vice President of Prudential, from October 1987 to December 1994, his responsibilities included serving on the Operating Council since 1993 and serving as Chairman and Chief Executive Officer of the Prudential Asset Management Group with responsibility for global institutional money management since 1993. From April 1985 to October 1987, he was a Managing Director of Dillon Read & Co. Inc. in its investment banking and private investment origination group. From 1974 to 1985, Mr. Stevens held several senior positions at Citicorp, including Chairman of Citicorp Venture Capital Ltd. and Group Executive of the Capital Markets Group, responsible for the Western Hemisphere merchant banking and investment management activities of Citicorp. Mr. Stevens currently serves on the board of directors of Markem Corporation. Mr. Stevens received his B.A. degree from Williams College and his M.B.A. from New York University. He is Chairman of the Board's Audit Committee.

         Frederick B. Whittemore, 73, has been a director of Maxcor since its inception in 1994. Mr. Whittemore currently serves as a member of the boards of directors of Kos Pharmaceuticals, Inc. and Chesapeake Energy Corporation. Since 1989, Mr. Whittemore has been an Advisory Director at Morgan Stanley & Co. Incorporated ("Morgan Stanley"). Mr. Whittemore started at Morgan Stanley in 1958; he was a Partner from 1967 to 1970 and a Managing Director from 1970 until 1988. He was a senior banker in Corporate Finance, Mergers and Acquisitions and Capital Markets, and Syndicate Manager responsible for organizing and pricing all public offerings. Mr. Whittemore has also been a member of the Council of Foreign Relations since 1983 and was Chairman of the Board, Amos Tuck School of Business Administration at Dartmouth College from 1988 to June 1992. From 1977 to 1984, Mr. Whittemore was a Governor of the American Stock Exchange ("AMEX") and from 1982 to 1984 he was Vice Chairman of AMEX. Mr. Whittemore earned an A.B. degree from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration. He is a member of the Board's Audit Committee and Chairman of the Board's Nominating Committee.

         Class II Directors

         Keith E. Reihl, 53, has been a director of Maxcor since April 1997, and Chief Operating Officer of Maxcor from November 2001 to date. From August 1997 to November 2001, Mr. Reihl was Chief Financial Officer of Maxcor. Mr. Reihl also served as Treasurer of Maxcor from August 1997 through November 1998. Mr. Reihl also is the Chief Operating Officer and Treasurer of Euro Brokers and a number of its subsidiaries, as well as a member of such companies' respective boards of directors. Prior to being appointed Chief Operating Officer of such companies in November 1996, Mr. Reihl had served since 1983 as the Chief

Financial Officer of Euro Brokers and a number of its subsidiaries. Prior to that time, Mr. Reihl was employed for nine years by Price Waterhouse LLP, serving lastly as Senior Audit Manager. Mr. Reihl is a certified public accountant and received his B.A. degree in accounting from Elizabethtown College in 1974.

         Oscar M. Lewisohn, 66, was appointed a director of Maxcor in January 2000. Mr. Lewisohn is currently Chairman of Soditic Limited, the London subsidiary of the Soditic Group, a European investment banking group with other offices in Geneva, Milan and Jersey, Channel Islands. In Switzerland, Mr. Lewisohn is a director of the HSBC Private Bank (Suisse) S.A., Geneva. Mr. Lewisohn was formerly a Deputy Chairman of S.G. Warburg & Co. Ltd. in London from 1987 to 1994, and a director of the S.G. Warburg Group plc from 1985 to 1995. Mr. Lewisohn is Chairman of the Imperial Cancer Research Fund, London. He is a Fellow of the Chartered Institute of Bankers, London. He became a member of the Board's Audit Committee in November 2000 and is also a member of the Board's Nominating Committee.

         Marc S. Cooper, 43, was appointed a director of Maxcor in December 2003. Since May 1999, Mr. Cooper has served as a Managing Director of Peter J. Solomon Company in its Mergers and Acquisitions Department. From March 1992 until May 1999, Mr. Cooper served as Vice Chairman of Barington Capital Group, an investment bank of which he was a founding member. Mr. Cooper currently serves on the boards of directors of Steve Madden, Ltd. and North Atlantic Trading Company, Inc. He received an M.B.A. and a B.S. from New York University. He became a member of the Board's Compensation Committee in January 2004 and is also a member of the Board's Nominating Committee.

         Class III Directors

         Gilbert D. Scharf, 56, has been Chairman of the Board, President and Chief Executive Officer of Maxcor since its inception in 1994. Since April 1993, Mr. Scharf has been a director and Secretary of Niagara Corporation, a holding company with operating subsidiaries in the business of manufacturing cold drawn steel bars ("Niagara"). From 1985 to January 1989, Mr. Scharf was a Managing Director of Lazard Brothers & Co. Ltd. in London, where he was responsible for establishing and managing capital market activities. From 1983 to 1985, Mr. Scharf was the General Partner of Mendez, Scharf & Co., a private investment partnership. From 1978 to 1983, Mr. Scharf was a Managing Director at Morgan Stanley, where he managed all corporate and international bond trading and new issue commitments and the money market department, and was co-chairman of the risk management committee. Upon consummation of Maxcor's August 1996 acquisition of Euro Brokers, Mr. Scharf became the Vice-Chairman of Euro Brokers and is currently the Chairman, President and Chief Executive Officer of Euro Brokers, as well as of a number of its subsidiaries. Mr. Scharf earned a B.A. degree from Duke University. He is Chairman of the Board's Executive Committee.

         Michael J. Scharf, 62, has been a director of Maxcor since its inception in 1994 and, until August 1997, was also Vice President, Secretary and Treasurer of Maxcor. Since April 1993, Mr. Scharf has been the Chairman of the Board, President and Chief Executive Officer of Niagara. From October 1983 to August 1989, Mr. Scharf was the Chairman and Chief Executive Officer of Edgcomb Steel of New England, Inc. and its successor corporation, Edgcomb Corporation, which was, from 1984 to 1989, one of the largest independent metals service center and distribution companies in the United States. Edgcomb Corporation was sold in 1989 to a company controlled by The Blackstone Group. From 1989 (when Edgcomb was sold) until 1993 (when Niagara was founded), Mr. Scharf managed his personal investments. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from Harvard Business School. He is a member of the Board's Executive Committee.

         Larry S. Kopp, 62, has been a director of Maxcor since its inception in 1994 and is currently a private investor and a Managing Member of Globe Capital Managers, LLC, a private investment vehicle. From November 1992 through June 1999, Mr. Kopp was a Managing Director of The Russell Investment Group, a large pension consulting firm that was acquired by The Northwestern Mutual Life Insurance Company in 1999. From 1978 to November 1992, Mr. Kopp held several senior management positions in strategic growth areas of Citigroup, including General Manager of its bank card business and Chairman of Citicorp Insurance Services. From 1974 to 1978, Mr. Kopp was involved in venture capital transactions and was an advisor at Warburg Pincus, where he served as a consultant to corporations regarding strategic planning, turnarounds, financial restructuring and sales of assets. Mr. Kopp earned B.A. and M.B.A. degrees from Stanford University. He is Chairman of the Board's Compensation Committee.

Board and Audit Committee Composition

         Independence of Directors

         The Board has determined that each of our directors, other than Messrs. Gilbert and Michael Scharf and Reihl, qualifies as an "independent director" in accordance with the published listing requirements of The Nasdaq Stock Market ("Nasdaq"). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq marketplace rules, the Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by us and the individual directors with regard to each director's business and personal activities as they may relate to us and our management.

         Audit Committee Composition

         The Audit Committee is comprised of Messrs. Stevens (Chariman), Lewisohn and Whittemore. The Board has determined that each member of the Audit Committee is independent under the standards established by the SEC for members of audit committees; and that each of Messrs. Stevens and Lewisohn qualifies as an independent "audit committee financial expert" under SEC rules. Stockholders should understand that this determination is a disclosure requirement of the SEC and was based on each of the two members' respective experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon either named director any duties, obligations or liability that are greater than those that are generally imposed on other members of the Audit Committee or the Board, nor does it affect the duties, obligations or liability of any such other members.

Executive Officers

         Set forth below is certain information with respect to each of our executive officers who is not also a director of Maxcor.

         Roger E. Schwed, 47, has been General Counsel of Maxcor since October 1996, Executive Vice President of Maxcor since November 2001 and Secretary of Maxcor since August 1997. From October 1996 to November 2001, Mr. Schwed was Vice President of Maxcor. Mr. Schwed is also Executive Vice President, General Counsel and Secretary of Euro Brokers and Executive Vice President and Secretary of a number of Euro Brokers' subsidiaries. Prior to joining us, from March 1995 to September 1996, Mr. Schwed was Counsel at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York, and, from October 1987 to February 1995, an attorney at the law firm Cleary, Gottlieb, Steen & Hamilton. Mr. Schwed received an A.B. degree from Princeton University in 1979 and a J.D. degree from Columbia University School of Law in 1986.

         Steven R. Vigliotti, 37, has been Chief Financial Officer of Maxcor since November 2001 and Treasurer of Maxcor since December 1998. He has also been Chief Financial Officer of Euro Brokers since May 1998 and Chief Financial Officer of a number of Euro Brokers' subsidiaries since July 1998. Prior to joining us, Mr. Vigliotti was employed by the accounting firm of BDO Seidman, LLP for approximately seven years, lastly as an Audit Partner in the firm's financial services group. Mr. Vigliotti is a certified public accountant and received his B.B.A. degree in accounting from Hofstra University in 1990.

         Robin A. Clark, 35, is Chief Executive Officer of Euro Brokers Holdings Limited, our holding corporation for our London operations, and, until February 2003, was Joint Chairman of our Euro Brokers Finacor venture. In February 2003, after Euro Brokers Holdings Limited acquired sole ownership of the venture and renamed it Euro Brokers Limited, Mr. Clark became Chief Executive Officer of Euro Brokers Limited. Mr. Clark joined us in 1994 to establish our yen derivatives business in London, and assumed management responsibility for our London operations in November 1996. Mr. Clark was also a director of Maxcor from January 2000 until his resignation from the Board in February 2005. Prior to joining us, Mr. Clark was Divisional Director at M.W. Marshalls & Co.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities ("10% stockholders") to file with the SEC initial reports of ownership and changes in ownership in our equity securities and to furnish us with copies of all such forms. Based solely on our review of the copies of such forms received by us, and written representations from certain of the reporting persons that no other reports were required, we believe that all such Section 16(a) filing requirements applicable to our directors, officers and 10% stockholders were complied with on a timely basis with respect to our fiscal year ending December 31, 2004 (and, except as previously disclosed, our prior fiscal years).

Code of Ethics

         In keeping with current Nasdaq marketplace rules, the Board has adopted a formal Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Business Conduct and Ethics is available free-of-charge on our website at www.maxf.com. If there are ever any amendments to, or waivers from, the Code of Business Conduct and Ethics, our plan is to disclose them on our website (to the extent such disclosure is required by SEC regulation or Nasdaq marketplace rules).

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes compensation paid us, during each of the last three fiscal years, to our Chief Executive Officer and our four remaining most highly compensated executive officers as of December 31, 2004 (collectively, the "Named Executive Officers").

                                     Summary Compensation Table and Long-Term Compensation Awards

                                                                                    Long Term
                                                 Annual Compensation(1)            Compensation
                                                 -------------------               ------------
          Name and               Fiscal                                       Securities Underlying         All Other
     Principal Position           Year         Salary             Bonus       Options (# of shares)       Compensation(2)
     ------------------           ----         ------             -----       ---------------------       ------------
Gilbert D. Scharf,                2004        $450,000         $  600,000                 -0-                  $17,849
  Chairman of the                 2003         450,000          1,250,000              35,000                   17,770
  Board, President                2002         450,000          1,100,000              25,000                   17,680
  and Chief Executive
  Officer

Keith E. Reihl,                   2004        $300,000         $  385,000                 -0-                  $12,612
  Chief Operating Officer         2003         300,000            825,000              25,000                   12,580
                                  2002         300,000            700,000              15,000                   12,490

Robin A. Clark,                   2004        $735,600         $1,103,400                 -0-                  $ 3,102
  Chief Executive Officer         2003         658,280            822,850              60,000                      450
  of Euro Brokers' London         2002         516,295            621,143              15,000                    2,001
  Operations (3)

Roger E. Schwed,                  2004        $250,000         $  300,000                 -0-                  $ 6,434
  Executive Vice President        2003         250,000            500,000              10,000                    6,402
  and General Counsel             2002         250,000            500,000              10,000                    6,312

Steven R. Vigliotti,              2004        $200,000         $  300,000                 -0-                  $ 3,365
  Chief Financial Officer         2003         200,000            500,000              10,000                    3,365
                                  2002         200,000            500,000              25,000                    3,275

(1) Certain perquisites and other personal benefits that aggregate in each case to less than the lesser of either $50,000 or 10% of the Named Executive Officer's annual salary and bonus have been omitted from annual compensation pursuant to item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(2) Amounts in 2004 for each of Messrs. Scharf, Reihl and Schwed include annual premiums ranging from $629 to $1,574 paid by Euro Brokers Inc. on travel accident insurance policies providing coverage of $2.5 million for Mr. Scharf and $1 million for each of Messrs. Reihl and Schwed. The amount for Mr. Reihl also includes an annual premium of $4,158 paid by Euro Brokers Inc. on a long-term disability policy currently providing for, in the event of disability, monthly payments for life of $7,200. Amounts in 2004 for all Named Executive Officers, other than Mr. Clark, also include (x) $1,000 contributions annually made by Euro Brokers Inc. to the Euro Brokers Inc. 401(k) Savings Plan, (y) annual premiums of $1,050 paid by Euro Brokers Inc. on life insurance policies providing coverage for such officers of two times current total annual earnings (base salary plus trailing twelve months of bonuses), up to a maximum coverage of $500,000, and (z) annual premiums ranging from $1,315 to $14,225 paid by Euro Brokers Inc. on term life insurance policies providing coverage of $5 million for Mr. Scharf and $2 million for each of Messrs. Reihl, Schwed and Vigliotti. The 2004 amount for Mr. Clark is comprised of pro rated annual premiums of approximately $452 paid by Euro Brokers' London operations on a group life insurance policy providing coverage for Mr. Clark of four times his base salary, up to a maximum coverage in 2004 of approximately $765,024, and contributions by Euro Brokers' London operations of $2,650 toward Mr. Clark's pension.

(3) All amounts for Mr. Clark reflect the U.S. dollar equivalent of amounts actually paid in British pounds sterling, using average U.S. dollar/pounds sterling exchange rates of 1.8390, 1.6457 and 1.5886 for 2004, 2003 and 2002, respectively.


Stock Option Grants in Last Fiscal Year

         We granted an aggregate of 240,000 new stock options to our employees and non-employee directors during our fiscal year ended December 31, 2004. No grants of stock options were made in 2004 to any of the Named Executive Officers.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, for each Named Executive Officer, (i) information on stock option exercises made by such Named Executive Officer during our fiscal year ended December 31, 2004, (ii) the number of shares of our common stock underlying the total number of options held by such Named Executive Officer at our December 31, 2004 fiscal-year end, with those options that were then exercisable and those that were then unexercisable separately identified, and (iii) based on the difference between the exercise price of stock options held by such Named Executive Officer and the closing sale price for our common stock of $8.86 per share on December 31, 2004, the value of unexercised "in-the-money" stock options held by such Named Executive Officer as of December 31, 2004, with those options that were then exercisable and those that were then unexercisable separately identified.

                         Number of                       Number of Securities               Value of Unexercised
                           Shares                   Underlying Unexercised Options          In-the-Money Options
                          Acquired                      at 2004 Fiscal Year-End           at 2004 Fiscal Year-End
                            upon         Value      ------------------------------      -----------------------------
Name                      Exercise     Realized*     Exercisable    Unexercisable       Exercisable     Unexercisable
----                      --------     --------      -----------    -------------       -----------     -------------
Gilbert D. Scharf               -0-    $    -0-          233,750           46,250       $ 1,446,600      $     79,700

Keith E. Reihl              10,000      99,900           108,750           31,250           633,750            50,750

Robin A. Clark                  -0-         -0-           91,250           58,750           456,025            58,075

Roger E. Schwed             11,250      69,413             7,500           16,250            14,300            36,275

Steven R. Vigliotti          6,500      74,935            44,500           27,500           211,350            79,700

--------------
* "Value Realized" is the difference between the exercise price and the closing sale price for our common stock on the exercise date, multiplied by the number of options exercised. "Value Realized" numbers do not necessarily reflect what the executive might receive if the executive sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option. In addition, the "Value Realized" numbers do not reflect any tax impacts of the exercise.


Employment Agreements

         Agreements Currently in Effect

         Each of the Named Executive Officers, other than Mr. Clark, is subject to an employment agreement with Maxcor. Mr. Clark's employment agreement is with Euro Brokers Finacor Limited, our London subsidiary (now Euro Brokers Limited).

Mr. Clark also is party to a change in control severance agreement with Maxcor. The terms of these agreements are described below.

         Each of Mr. Scharf's and Mr. Reihl's agreements provide for terms that respectively initially end on August 16, 2006 and August 14, 2006. On the date that is one year prior to such initial expiration, and on each successive anniversary thereafter, the term of the agreements automatically extend for one additional year unless either party gives notice of non-renewal on or prior to such date or anniversary. The agreements provide Mr. Scharf and Mr. Reihl with minimum annual base salaries of $450,000 and $300,000, respectively, as from time-to-time reviewed and increased by the Board. Each agreement provides for semi-annual bonuses to be determined in the discretion of the Board or in accordance with any incentive plan we adopt, for reimbursement of the executive's reasonable business expenses and for participation in current and future employee benefit plans. If the executive's employment is terminated by death, by us for "Cause" (as defined in such agreements) or by the executive other than for "Good Reason" (as defined in such agreements), he will be entitled to no further payments under his agreement. If the executive's employment is terminated for "Disability" (as defined in such agreements), he will be entitled to an additional six months of base salary, followed by such benefits as are provided under any applicable disability plan. If the executive's employment is terminated by us without Cause or by the executive for Good Reason, the executive will be entitled to (i) continuation of base salary to the end of the contract term or, if longer, for one year (a "Salary Continuation Period"), (ii) continuation of coverage under all health, medical and life insurance benefit plans for the longer of one year and the remainder of the contract term or, if earlier, until the executive is re-employed and is entitled to similar benefits from his new employer, and (iii) treatment as an employee to the end of the contract term for purposes of vesting of stock awards and other contingent incentive plans. Under the agreements, the executive is subject to certain confidentiality obligations and, if the executive's employment is terminated by us for Cause or by the executive other than for Good Reason, during the one-year period following any such termination (the "Non-Compete Period"), is obliged at our request not to engage in certain competitive businesses (in consideration of us continuing to pay the executive at a rate equal to his base salary). In addition, for up to the first year of any Salary Continuation Period, the executive is obliged not to solicit employees of the employer (or its subsidiaries) to work in such competitive businesses and not to solicit customers of the employer (or its subsidiaries) for such competitive businesses. The agreements also provide for the indemnification of the executive, to the full extent permitted by law, for liabilities and expenses incurred in the performance of his duties, and, if the executive substantially prevails with respect to a preponderance of the matters at issue, for the reimbursement of legal fees and expenses incurred in contesting a termination or enforcing a right under his agreement.

         Both Mr. Scharf's and Mr. Reihl's employment agreements have certain provisions triggered in the event that there is a "Change in Control" (as defined in such agreements) with respect to Maxcor. Following a Change in Control, (i) the contract term is automatically extended, if necessary, so as to continue in effect for a minimum of twenty-four months, (ii) if the executive's employment is terminated by us without Cause or by the executive for Good Reason, the executive is entitled to (x) a lump sum payment equal to three times the sum of (1) his base salary prior to the Change in Control and (2) the greater of (A) his annualized bonus (determined in accordance with the agreements) or (B) $550,000, in the case of Mr. Scharf, or $400,000, in the case of Mr. Reihl, with such payment to be grossed up by us for any federal excise tax applied to it (and for any federal, state or local taxes applied to such gross-up), (y) continuation of his health, medical and life insurance benefit plan coverage for the duration of his life, and (z) reimbursement of legal fees and expenses as they are incurred in contesting a termination or enforcing a right under his agreement in good faith, (iii) if a good faith dispute as to termination exists, the executive continues to receive his full compensation and benefits during the period of the dispute, and (iv) if the executive's employment is terminated by the executive for Good Reason, the executive is obligated to observe a Non-Compete Period of six months.

         Mr. Schwed's employment agreement is similar to the ones described above, except that (i) it has an initial termination date of October 1, 2006,
(ii) it provides for a minimum annual base salary of $250,000, (iii) it provides for a minimum annual bonus of $100,000, (iv) it permits unilateral termination of employment by the executive upon 60 days prior written notice, (v) the continuation of base salary and minimum bonus after a termination by us without Cause or by the executive for Good Reason will terminate to the extent the executive is re-employed and is entitled to similar base salary and minimum bonus from his new employer, (vi) the Non-Compete Period is six months and (vii) if, following a Change in Control, the executive's employment is terminated by us without Cause or by the executive for Good Reason, (x) the lump sum payment to which the executive becomes entitled is calculated as two times the sum of
(1) his base salary prior to the Change in Control and (2) the greater of his annualized bonus (determined in accordance with the agreement) or $250,000, without any gross-up for excise taxes or otherwise, and (y) the continuation of his health, medical and life insurance benefit plan coverage is for the longer of two years and the remainder of the contract term.

         Mr. Vigliotti's employment agreement is similar to that of Mr. Schwed, except that (i) it has an initial termination date of March 31, 2006, (ii) it provides for a minimum annual base salary of $200,000, (iii) it has no minimum annual bonus or unilateral termination provisions and (iv) if, following a Change in Control, the executive's employment is terminated by us without Cause or by the executive for Good Reason, the lump sum payment to which the executive becomes entitled is calculated as two times the sum of (x) his base salary prior to the Change in Control and (y) the greater of his annualized bonus (determined in accordance with the agreement) or $300,000.

         Mr. Clark's employment agreement is with Euro Brokers Finacor Limited (now Euro Brokers Limited) and has a contract term that initially ends on September 30, 2006, subject to automatically continuing past such termination date unless and until either party gives the other not less than six months prior written notice of termination expiring on or after such termination date. Under the agreement, the executive's base salary, as of October 1, 2002, increased to (pound)400,000 (previously, it had been (pound)300,000), and he is entitled to be considered for discretionary semi-annual bonuses. The executive's employment agreement provides for certain confidentiality obligations, a non-competition period lasting for twelve months (commencing upon the earlier of the date a termination notice is given and the date the executive's employment is terminated) or, if the contract term has less than one year remaining, lasting for the longer of such remaining term and six months, with respect to not engaging in certain competitive businesses or soliciting clients of the employer, and a one-year period (commencing upon the same date) with respect to non-solicitation of employees.

         In the event of a Change in Control (as defined in the employment agreement) at a level below Maxcor, Mr. Clark may in certain circumstances terminate the employment agreement upon four months prior written notice. In addition, under his change in control severance agreement with Maxcor, if, following a Change in Control (as defined in the severance agreement) at the Maxcor level the executive's employment is terminated by Euro Brokers Limited without Cause or by the executive for Good Reason (as such terms are defined in the severance agreement), the executive is entitled to (x) a lump sum payment equal to two times the sum of (1) his base salary prior to the Change in Control and (2) the greater of his annualized bonus (determined in accordance with the severance agreement) or (pound)450,000, without any gross-up for excise taxes or otherwise, (y) continuation of his health, medical and life insurance benefit plan coverage for the longer of two years and the remainder of the contract term, and (z) reimbursement of legal fees and expenses as they are incurred in contesting a termination of his employment or enforcing a right under his severance agreement in good faith. In addition, if such termination was by the executive for Good Reason, the executive is obligated to observe a Non-Compete Period of six months.

         Contingent Agreements

         In order to induce BGC Partners to enter into the merger agreement (see "Explanatory Note" above), Messrs. Scharf, Reihl, Schwed and Vigliotti agreed to supersede and replace, upon closing of the merger, their existing employment agreements, and any payments to which they would have been entitled under them, by entering into the new employment agreements and arrangements described below. In general, these new agreements and arrangements require continued employment or transition or consulting services with us following the merger, together with expanded periods of observing various non-competition and/or non-solicitation restrictions, in exchange for total payments comparable to those that would have been made to the executives under their existing agreements if their employment had been terminated following the merger.

         Similarly, Mr. Clark has agreed with BGC Partners that, upon closing of the merger, Mr. Clark's existing employment agreement will be amended and restated, and his change in control severance agreement superseded, by a new agreement pursuant to which, among other things, Mr. Clark has agreed to forego any payments or benefits under his pre-existing agreements, other than the payment of any base salary that is earned but unpaid as of the consummation of the merger.

         Employment Agreement. Maxcor entered into an amended and restated employment agreement with Keith Reihl on April 4, 2005, which will become effective upon the completion of the merger and will have a four year term (the "Revised Reihl Agreement"). The Revised Reihl Agreement will supersede Mr. Reihl's existing employment agreement, and all payments to which he would have otherwise been entitled under his existing agreement. The Revised Reihl Agreement provides for an annual salary of $300,000. Under the Revised Reihl Agreement, Mr. Reihl will receive a retention bonus in the amount of $4,200,000 (the "Retention Bonus"), payable in installments as described below. On the date the merger is completed (referred to as the "Effective Date"), we will pay to Mr. Reihl, in a cash lump sum a portion of the Retention Bonus equal to $2,050,000. The balance of the Retention Bonus will be payable as follows: 25% on the first business day following January 1, 2006, 25% on the first business day following July 1, 2006, 25% on the first business day following January 1, 2007, 12.5% on the first business day following January 1, 2008 and 12.5% on the first business day following January 1, 2009. However, Mr. Reihl will not be eligible to receive and will not be paid (i) the Retention Bonus in the event Mr. Reihl's employment terminates prior to the Effective Date or (ii) the unpaid portion of the Retention Bonus in the event that, during the period beginning on the Effective Date and ending on the first anniversary of the Effective Date (such period, the "Initial Year of the Term"), Mr. Reihl's employment is terminated for "cause" or Mr. Reihl resigns without "good reason," in each case as defined in the Revised Reihl Agreement.

         If Mr. Reihl's employment is terminated by us other than for "cause" during the term of the Revised Reihl Agreement, Mr. Reihl will be entitled to a cash lump sum equal to Mr. Reihl's base salary for the lesser of the period from the date of termination through the second anniversary of the Effective Date or one year. If Mr. Reihl terminates his employment with us for "good reason" during the Initial Year of the term, he will be paid the remaining unpaid portion of the Retention Bonus in a lump sum.

         Maxcor or Mr. Reihl may terminate the Revised Reihl Agreement for any reason effective as of the second anniversary of the Effective Date or thereafter, upon at least sixty (60) days prior notice. In the event the Revised Reihl Agreement is terminated under circumstances described in the immediately preceding sentence, or if Mr. Reihl terminates his employment during the 14-day period after Mr. Reihl receives notice of his proposed bonus amount for the applicable semi-annual bonus period ("Unilateral Termination"), Mr. Reihl will become a consultant to us through the fourth anniversary of the Effective Date (or through the second anniversary of the date of termination in the case of a Unilateral Termination).

         Mr. Reihl is also subject to certain restrictions on his ability to compete with or solicit our employees or customers during (i) his employment with us and (ii) the longer of (x) the two-year period following the termination of his employment for any reason or (y) the four-year period commencing on the Effective Date reduced by one day for each day Mr. Reihl is employed by us after the first anniversary of the Effective Date and prior to the second anniversary of the Effective Date.

         Letter Agreements. Each of Roger Schwed and Steven Vigliotti have entered into a Letter Agreement with Maxcor on April 4, 2005 (each a "Letter Agreement"), which will become effective at the Effective Date. The Letter Agreements will largely supersede Mr. Schwed's and Mr. Vigliotti's respective existing employment agreements with Maxcor. Under the Letter Agreements, Mr. Schwed and Mr. Vigliotti have agreed to continue their employment for a period of 90 days following the Effective Date. Under the Letter Agreements, on the Effective Date, each of Mr. Schwed and Mr. Vigliotti will receive lump sum cash payments equal to the sum of (x) $1.3 million (for Mr. Schwed) and $1.2 million (for Mr. Vigliotti) in replacement of the comparable severance obligations under each of their existing employment agreements and (y) $333,333 in full satisfaction of our obligations to each of them under Maxcor's key executive incentive bonus plan. The Letter Agreements also provide for continuation of all medical, dental and group life insurance benefit plans and programs for a period of two years following their termination of employment (as would have been the case under their existing agreements if their employment had been terminated following the merger). In the Letter Agreement, Mr. Schwed and Mr. Vigliotti have also agreed to extend the duration of their (i) non-compete covenants to a period of six months following their termination of employment and (ii) non-solicit covenants for a period of twenty-four months following their termination of employment.

         Consulting Agreement. Maxcor has entered into a consulting agreement with Mr. Scharf on April 4, 2005 (the "Consulting Agreement"), which will become effective on the Effective Date. The Consulting Agreement will supersede Mr. Scharf's existing employment agreement with Maxcor, and all payments to which he would have otherwise been entitled under his existing agreement. Pursuant to the terms of the Consulting Agreement, Mr. Scharf will serve as a consultant to us for one year. Under the Consulting Agreement, on the Effective Date, Mr. Scharf will receive a lump sum payment in cash in the amount of $3,550,000. The Consulting Agreement also provides for a payment of $2,350,000 in consideration for Mr. Scharf's covenant not to compete and as consideration for the Consulting Period (the "Fees"). The Fees are payable as follows: 50% on the first business day following January 1, 2006, 25% on the first business day following January 1, 2007, 12.5% on the first business day following the second anniversary of the Effective Date and 12.5% on the first business day following the third anniversary of the Effective Date. In the Consulting Agreement, Mr. Scharf has also agreed to extend the duration of his non-compete and non-solicit covenants until the fourth anniversary of the Effective Date.

         Robin Clark Agreements. BGC Partners has entered into an agreement with Mr. Clark, dated March 2, 2005, as amended by a letter agreement between BGC Partners and Mr. Clark, dated April 7, 2005, (the "Revised Clark Agreement"), under which Mr. Clark's employment with BGC Partners will commence on the Effective Date and which will amend and restate Mr. Clark's current agreements with us. Pursuant to the Revised Clark Agreement, Mr. Clark has agreed that he will not be entitled to any payments or benefits under his prior employment agreement and change in control severance agreement, other than payment of any base salary that is earned but unpaid as of the consummation of the merger. The Revised Clark Agreement has an initial term of four years, with automatic one-year extensions thereafter absent notice from either party to terminate the agreement. Mr. Clark will be paid a base salary of (pound)1 million during the first two years of the initial term, following which his base salary will be (pound)500,000 annually, and will be entitled to annual bonuses in the discretion of BGC Partners.

         The Revised Clark Agreement provides for Mr. Clark to receive a forgivable loan in the amount of (pound)1 million with a term of two years beginning on the completion of the merger. In the event that Mr. Clark's employment under the Revised Clark Agreement is terminated by BGC Partners for cause or by Mr. Clark, he is required to repay to BGC Partners the pro-rata portion of the loan applicable to the period during the two year term of the loan in which Mr. Clark is not employed by BGC Partners. Subject to the preceding sentence, the loan will otherwise be forgiven at the end of its term. The Revised Clark Agreement also provides that Mr. Clark will purchase partnership units of BGC Partners or its affiliate with a purchase price of $500,000, subject to the terms of the applicable agreement of limited partnership and subject to Mr. Clark becoming employed by BGC Partners as of the completion of the merger.

         In addition, Mr. Clark has entered into an agreement with BGC Partners, dated March 2, 2005, under which he would begin employment with BGC Partners on or prior to October 1, 2006 if the merger does not occur (the "Alternative Clark Agreement"). The Alternative Clark Agreement is otherwise on substantially the same terms as the Revised Clark Agreement, except that the Alternative Clark Agreement requires BGC Partners to pay to Mr. Clark the amount (subject to a maximum amount) equal to the value of any vested options on shares of our common stock that are vested and exercisable as of the date Mr. Clark's employment with BGC Partners begins.

         Pursuant to a letter agreement dated February 25, 2005, BGC Partners has agreed to indemnify Mr. Clark against any claims brought against him by us that relate to the Revised Clark Agreement or the Alternative Clark Agreement.

         All information herein relating to the Revised Robin Clark Agreement, the Alternative Clark Agreement and the Robin Clark February 25, 2005 letter agreement has been supplied by BGC Partners.

Director Compensation

         The non-employee members of the Board are compensated in a manner and at a rate determined from time to time by the full Board. On August 3, 2004, each non-employee member of the Board (Messrs. Cooper, Kopp, Lewisohn, M. Scharf, Stevens and Whittemore) received a grant of 10,000 options under the 2002 Option Plan (in addition to grants made in prior fiscal years, to the extent applicable). Each grant is exercisable at $8.945 per share and vests in equal 50% increments on the dates respectively six months and twelve months after the date of grant. Mr. Cooper, who was appointed to the Board in December 2003, received a grant of 10,000 options under the 2002 Option Plan on January 16, 2004. This grant is exercisable at $12.67 per share and vested in equal 50% increments on the dates respectively six months and twelve months after the date of grant. All non-employee directors are also compensated with an annual stipend of $10,000, payable semi-annually in arrears, plus reimbursement of reasonable expenses to attend each meeting of the Board or Committee of the Board upon which they sit.

Compensation Committee Interlocks and Insider Participation

         During fiscal year 2004, the Compensation Committee of the Board was comprised of Messrs. Kopp (Chairman) and Cooper (who was appointed in January
2004), each of whom was, at the time, a "non-employee director" within the meaning of Rule 16b-3 under the Exchange Act and each of whom qualified as an "independent director" in accordance with Nasdaq listing requirements. While there are no "interlocks," as defined by the SEC, with respect to any director who serves or for any part of fiscal year 2004 served as a member of the

Compensation Committee, see Item 13, "Certain Relationships and Related Transactions," for a description of our engagement of Peter J. Solomon Company, an entity in which Mr. Cooper serves as a managing director, as our financial advisor in connection with the merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Set forth below is certain information concerning beneficial ownership of our common stock (i) as of April 5, 2005, by (x) each of our directors, (y) each Named Executive Officer and (z) all of our executive officers and directors as a group and (ii) based on public filings made through April 27, 2005, by persons known to us as of such date to be the beneficial owners of 5% or more of our outstanding shares of common stock.

Beneficial Ownership of Shares of Common Stock

                                                                          Percentage
Name(1)                                       Number of Shares(2)     Beneficially Owned(3)
----                                          ----------------        ------------------
Gilbert D. Scharf (4)..................             1,483,268                 21.1%
Michael J. Scharf (5)..................               492,271                  7.2%
James W. Stevens.......................                75,000                  1.1%
Frederick B. Whittemore................                98,335                  1.4%
Larry S. Kopp..........................               101,500                  1.5%
Marc S. Cooper.........................                15,000                   *
Oscar M. Lewisohn (6)..................                65,000                   *
Keith E. Reihl ........................               376,453                  5.4%
Robin A. Clark (7).....................               160,380                  2.3%
Roger E. Schwed (8)....................               102,470                  1.5%
Steven R. Vigliotti ...................                70,700                  1.0%
All executive officers and directors
as a group (11 persons) ...............             3,040,377                 40.2%
Hovde Captial Advisors LLC(9) .........               488,604                  7.2%

---------------
* Less than 1%

(1) Unless otherwise indicated, the address of each stockholder is c/o Maxcor Financial Group Inc., One Seaport Plaza, 19th Floor, New York, New York 10038.

(2) Includes shares of common stock issuable upon exercise of stock options held by each stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial ownership of Exercisable Options is as follows: Michael J. Scharf - 15,000; James W. Stevens - 65,000; Frederick B. Whittemore - 65,000; Larry S. Kopp - 65,000; Marc S. Cooper - 15,000; Oscar M. Lewisohn - 45,000; Gilbert D. Scharf - 233,750; Keith E. Reihl - 108,750; Robin A. Clark - 91,250; Roger
      E. Schwed - 7,500; Steven R. Vigliotti - 44,500; and all executive officers and directors as a group - 765,750.

(3) Based on 6,812,232 shares of common stock outstanding as of April 27 2005, plus shares of common stock issuable upon exercise of Exercisable Options held by the stockholder (but not by any other stockholders).

(4) Includes 1,073,312 shares of common stock that are held in the Gilbert D. Scharf Living Trust, of which Mr. G. Scharf is the sole trustee.

(5) Includes 3,733 shares of common stock that are held in the Michael J. Scharf 1987 Grantor Income Trust, of which Mr. M. Scharf is a trustee, and 9,500 shares of common stock that are held in the Scharf Family 1989 Trust, of which Mr. M. Scharf is a trustee.

(6) Mr. Lewisohn is a settlor, but neither a trustee nor a beneficiary, of a trust established for the benefit of certain immediate family members who do not share his household. Mr. Lewisohn does not retain any power to revoke the trust. As of the Record Date, the trust held 69,143 shares of common stock. Mr. Lewisohn disclaims beneficial ownership of, and any pecuniary interest in, such shares.

(7) Includes 36,130 shares of common stock that are held in Mr. Clark's self-investing pension account. Mr. Clark resigned as a member of the Board on February 28, 2005.

(8) Includes 4,500 shares of common stock jointly owned with Mr. Schwed's spouse, and 2,500 shares held in custodial accounts, for which Mr. Schwed is the custodian, for two minor sons.

(9) This information is based upon information set forth in a Schedule 13G filed with the SEC on February 11, 2005, by Hovde Capital Advisors LLC. The shares beneficially owned by Hovde Capital Advisors LLC are as Investment Manager to certain managed accounts, which are the direct owners of the shares. Additionally, according to information set forth in a Schedule 13G filed with the SEC on February 11, 2005 by Eric D. Hovde, these shares are also beneficially owned by Eric D. Hovde as the President, Chief Executive Officer and Managing Member of Hovde Capital Advisors LLC, the Investment Manager to certain managed accounts, which are the direct owners of the shares. The address of Hovde Capital Advisors LLC is 1826 Jefferson Place, N.W., Washington, D.C. 20036.

Changes in Control

         We entered into the merger agreement on April 4, 2005. In connection therewith, certain of our stockholders (Messrs. Gilbert Scharf, Michael Scharf, Keith Reihl, Robin Clark and Roger Schwed), who own in the aggregate approximately 32% of our outstanding common stock, have entered into individual support agreements, each dated as of April 4, 2005, pursuant to which, among other things, such stockholders have agreed, subject to the terms and conditions contained therein, to vote all of their shares of our common stock in favor of adoption of the merger agreement. The support agreements would terminate upon a termination of the merger agreement. Currently, we have scheduled a special meeting of our stockholders for May 18, 2005 in order to vote on the merger agreement. A fuller description of the support agreements, and the special meeting, is contained in the merger proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans:

         The following table sets forth certain information with respect to all of our equity compensation plans and arrangements in effect as of December 31, 2004, broken out based on whether the applicable plan was approved by our stockholders or not.

                                                                                  Number of securities remaining
                              Number of securities                                         available for
                                  to be issued             Weighted-average            future issuance under
                                upon exercise of          exercise price of          equity compensation plans
                              outstanding options,       outstanding options,          (excluding securities
Plan Category                  warrants and rights        warrants and rights         reflected in column (a))
-------------                  -------------------        -------------------         ------------------------
Equity compensation
plans approved by
security holders                   1,592,188(1)               $   5.80                       707,500(2)

Equity compensation
plans not approved by
security holders                          -0-                     N/A                             -0-
                                   ---------                                               ---------

Total                              1,592,188                      N/A                        707,500
                                   =========                                               =========

(1) Comprised of 785,938 securities to be issued upon exercise of outstanding options under our 1996 stock option plan and 806,250 securities to be issued upon exercise of outstanding options under our 2002 stock option plan.

(2) Comprised of 42,500 securities remaining available for future issuance under our 1996 stock option plan and 665,000 securities remaining available for future issuance under our 2002 stock option plan.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an engagement letter, dated February 22, 2005, we retained Peter J. Solomon Company, L.P. to act as our financial advisor in connection with the merger and, if requested, to render to the Board an opinion as to the fairness, from a financial point of view, of the consideration proposed to be received by the holders of our common stock in the merger. Peter J. Solomon Company orally rendered its opinion to the Board on April 1, 2005, which opinion was confirmed by delivery of a written opinion, dated April 4, 2005. In consideration for its rendering of the opinion, we have paid Peter J. Solomon Company a fee of $250,000. In addition, upon consummation of the merger, Peter
J. Solomon will receive an additional fee equal to approximately $1,380,000, plus reimbursement of its expenses. Marc S. Cooper, a member of the our Board and its Compensation and Nominating Committees, is a managing director of Peter
J. Solomon Company. The aggregate amounts payable to Peter J. Solomon Company will not exceed 5% of our consolidated gross revenues for our last full fiscal year, and Peter J. Solomon Company has informed us that such amounts also will not exceed 5% of Peter J. Solomon Company's consolidated gross revenues for its last full fiscal year.

         Gilbert D. Scharf and Michael J. Scharf are brothers. There are no other family relationships among our directors or executive officers.

         The law firm of Loeb & Loeb LLP provided legal services to us in 2004 and is continuing to provide legal services to us in 2005. Roger E. Schwed's brother is a partner at Loeb & Loeb. The total fees for Loeb & Loeb's services to us in 2004 approximated $300,000.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the aggregate fees billed for professional services rendered to us by PricewaterhouseCoopers for fiscal years 2004 and 2003.

                                               2004              2003
                                           ------------      ------------
Audit Fees (1) ....................        $    477,376      $    420,362
Audit-Related Fees(2) .............              11,500            40,613
Tax Fees(3) .......................             250,314           287,279
All Other Fees(4) .................               1,521             1,516
Total .............................             740,711           749,770

(1) Represents fees billed for the audit of our annual consolidated financial statements, including audits of the financial statements of our subsidiaries, and for the reviews of the consolidated financial statements included in the our Quarterly Reports on Form 10-Q.

(2) Represents fees billed for the audit of our 401(k) plan and other attestation services.

(3) Represents fees billed for tax services, including income tax preparation and consulting.

(4) Represents fees billed for the use of PricewaterhouseCoopers' Comperio online research tool.

         In accordance with its Charter, the Audit Committee reviews and pre-approves all audit and permissible non-audit services to be performed by our independent accountants, subject to certain de minimus exceptions permitted by SEC rules (which, however, were not used in connection with any of the above-described fees). The Audit Committee also has delegated the authority to any one or more of its members to pre-approve such audit or non-audit services, provided that such pre-approval is not made more than three months in advance of the anticipated initial provision of the service being approved and also is presented to the full Committee at its next regularly scheduled meeting.


                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)               Exhibits

                  Listed in the Exhibit Index appearing at page X-1 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAXCOR FINANCIAL GROUP INC.

                                        By: /s/ GILBERT D. SCHARF
                                            ------------------------------------
                                            Gilbert D. Scharf,
                                            Chairman of the Board, President and
                                            Chief Executive Officer
Dated:    April 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILBERT D. SCHARF           Chairman of the Board, President  April 29, 2005
-----------------------------     and Chief Executive Officer
Gilbert D. Scharf                 (Principal Executive Officer)

/s/ KEITH E. REIHL              Chief Operating Officer and       April 29, 2005
-----------------------------     Director
Keith E. Reihl

/s/ STEVEN R. VIGLIOTTI         Chief Financial Officer and       April 29, 2005
-----------------------------     Treasurer (Principal Financial
Steven R. Vigliotti               and Accounting Officer)

/s/ LARRY S. KOPP               Director                          April 29, 2005
-----------------------------
Larry S. Kopp

/s/ MICHAEL J. SCHARF           Director                          April 29, 2005
-----------------------------
Michael J. Scharf

/s/ JAMES W. STEVENS            Director                          April 29, 2005
-----------------------------
James W. Stevens

/s/ FREDERICK B. WHITTEMORE     Director                          April 29, 2005
-----------------------------
Frederick B. Whittemore

/s/ MARC S. COOPER              Director                          April 29, 2005
-----------------------------
Marc S. Cooper

/s/ OSCAR M. LEWISOHN           Director                          April 29, 2005
-----------------------------
Oscar M. Lewisohn

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
2.1               Agreement and Plan of Merger, dated as of March 8, 1996, as amended, by and among the Registrant, EBIC Acquisition Corp.
                  and Euro Brokers Investment Corporation, without exhibits and schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

2.2 Stock Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and the stockholders of Tradesoft Technologies, Inc., without exhibits and schedules (incorporated herein by reference to Exhibit 2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

2.3 Agreement and Plan of Merger, dated April 4, 2005, by and among the Registrant, BGC Partners, L.P. and Magnet Acquisition Corp., without schedules (incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated April 4, 2005 (the "April 2004 Form 8-K")). The Registrant agrees to furnish a copy of any such schedule to the Securities and Exchange Commission upon request.

3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"))

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-85346), dated November 23, 1994)

4.2 Warrant Agreement, dated as of April 19, 2002, by and between the Registrant and certain employees (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated April 23, 2002)

4.3 Rights Agreement, dated as of December 6, 1996, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (the "Rights Agreement") (incorporated herein by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A, dated December 6, 1996)

4.4 Amendment No. 1, dated July 26, 2001, to the Rights Agreement (incorporated herein by reference to Exhibit 4.6a of the Registrant's Current Report on Form 8-K, dated July 27, 2001)

4.5 Agreement on Removal of Rights Agent and Appointment of Successor Rights Agent, dated as of September 9, 2003, by and among the Registrant, Continental Stock Transfer & Trust Company and The Bank of New York (incorporated herein by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"))

4.6 Amendment No. 2. to Rights Agreement, dated as of April 4, 2005, between the Registrant and The Bank of New York (incorporated herein by reference to Exhibit 4.1 of the April 2005 Form 8-K)

10.2 Subordination, Recognition and Attornment Agreement, dated as of August 16, 2002, by and among Resnick Seaport, LLC, as landlord, Prudential Securities Incorporated, as sublandlord, and Euro Brokers Inc., as subtenant (incorporated herein by reference to Exhibit 10.2 of the September 2002 Form 10-Q)

10.3 Underlease of Premises, dated 28 May 1993, between Chestermount Properties Limited and Euro Brokers Holdings Limited (the "London Underlease") (incorporated herein by reference to Exhibit 10.4 of the 1996 Form 10-K)

10.4 Supplemental Deed to the London Underlease, dated 28 May 1993 (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.5+ Maxcor Financial Group Inc. 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-K)

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

10.14+ Change in Control Severance Agreement, dated as of October 1, 2002, by and between the Registrant and Robin Adrian Clark (incorporated herein by reference to Exhibit 10.14 of the 2002 Form 10-K)

10.15 Agreement for Securities Clearance Services, dated as of March 20, 2000, by and between Wexford Clearance Services Corporation and Maxcor Financial Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.16 Securities Clearance Agreement, dated as of August 15, 2002, between Maxcor Financial Inc. and The Bank of New York (incorporated herein by reference to Exhibit 10.3 to the September 2002 Form 10-Q) (1)

10.17 Credit Agreement, dated March 27, 2003, between Euro Brokers Inc. and The Bank of New York (the "Credit Agreement") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)(1)

10.18 Amendments No. 1, 2 and 3, dated June 26, 2003, September 29, 2003 and November 14, 2003, respectively, to the Credit Agreement (incorporated herein by reference to Exhibit 10.18 to the 2003 Form 10-K)

10.19 Agreement for Securities Clearance Services, dated as of April 1, 2004, by and between Refco Securities, LLC and Maxcor Financial Inc. (incorporated herein by reference to Exhibit
                  10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004) (1)

10.20+ Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Registrant's 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the "September 2004 Form 10-Q"))

10.21+ Form of Non-Employee Director Nonqualified Stock Option Agreement under the Registrant's 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the September 2004 Form 10-Q)

10.22+ Form of Section 16(a) Officer Nonqualified Stock Option Agreement under the Registrant's 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the September 2004 Form 10-Q)

10.23+ Form of Non-Employee Director Nonqualified Stock Option Agreement under the Registrant's 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the September 2004 Form 10-Q)

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K"))

23 Consent of PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23 to the 2004 10-K)

31.1*             Rule 13a-14(a) Certification of Principal Executive Officer

31.2*             Rule 13a-14(a) Certification of Principal Financial Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers (incorporated herein by reference to Exhibit 32 to the 2004 10-K)

--------------------------
*    Filed herewith.

+ Connotes a management contract or compensatory plan or arrangement in which a director or executive officer of the Registrant participates.

(1) Portions of this exhibit have been redacted and confidential treatment granted or requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.