Form 10-Q
period 2005-03-31
MAXCOR FINANCIAL GROUP INC
filed 2005-05-16
CIK 931707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005


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

                  Yes [ ]                            No [X]

                  The number of shares of common stock, par value $.001 per share, of the registrant outstanding as of May 13, 2005 was 6,812,232.

                        The Exhibit Index is on Page 26.

                               Page 1 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):                                  3

         Consolidated Statements of Financial Condition                       4

         Consolidated Statements of Operations                                5

         Consolidated Statements of Changes in Stockholders' Equity           6

         Consolidated Statements of Cash Flows                                7

         Notes to the Consolidated Financial Statements                       9

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        23

   Item 4. Controls and Procedures                                           23


                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 23

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       24

   Item 6. Exhibits                                                          24

   Signatures                                                                25

   Exhibit Index                                                             26

                               Page 2 of 29 Pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)




                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 MARCH 31, 2005
                                 --------------
                                   (Unaudited)




                               Page 3 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

ASSETS                                                                March 31, 2005     December 31, 2004
------                                                              -----------------    -----------------
Cash and cash equivalents                                           $      35,802,869    $      52,075,105
Securities purchased under agreements to resell                             8,497,559          123,649,872
Deposits with clearing organizations                                        6,318,053            8,315,307
Receivable from broker-dealers, customers and clearing
  organizations                                                            28,901,583           24,024,898
Securities failed-to-deliver                                               10,885,734           31,441,349
Securities owned, held at clearing firm                                    22,133,384           22,229,002
Prepaid expenses and other assets                                           9,070,783            6,685,303
Deferred tax asset                                                            596,224              826,020
Fixed assets                                                               11,689,174           12,172,222
                                                                    -----------------    -----------------

Total assets                                                        $     133,895,363    $     281,419,078
                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Securities sold under agreements to repurchase                    $                    $     123,608,555
  Payable to broker-dealer                                                  8,628,430           11,578,831
  Securities failed-to-receive                                             19,356,358           31,433,246
  Securities sold, not yet purchased                                            4,182               36,255
  Accounts payable and accrued liabilities                                 18,599,650           18,568,916
  Accrued compensation payable                                             17,534,869           27,007,632
  Income taxes payable                                                      1,242,983              178,107
  Deferred tax liability                                                    3,391,425            3,650,414
  Obligations under capitalized leases                                        190,809              210,636
  Revolving credit facility                                                 5,000,000            5,000,000
                                                                    -----------------    -----------------
     Total liabilities                                                     73,948,706          221,272,592
                                                                    -----------------    -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
     none issued at March 31, 2005 and December 31, 2004
  Common stock, $.001 par value, 30,000,000 shares authorized;
     12,885,376 shares issued at March 31, 2005 and December
     31, 2004                                                                  12,885               12,885
  Additional paid-in capital                                               39,279,303           39,279,303
  Treasury stock at cost; 6,073,144 and 6,018,772 shares of
     common stock held at March 31, 2005 and December 31,
     2004, respectively                                            (       20,917,083)  (       20,430,471)
  Retained earnings                                                        39,440,426           38,953,787
  Accumulated other comprehensive income:
     Foreign currency translation adjustments                               2,131,126            2,330,982
                                                                    -----------------    -----------------
     Total stockholders' equity                                            59,946,657           60,146,486
                                                                    -----------------    -----------------

   Total liabilities and stockholders' equity                       $     133,895,363    $     281,419,078
                                                                    =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                  For the Three Months Ended
                                               --------------------------------
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
Revenues:
  Commission income                            $   48,508,433    $   48,050,301
  Principal transactions, net                         459,372         3,500,510
  Interest income                                   1,270,933         1,926,968
  Other                                       (       544,540)  (       375,616)
                                               --------------    --------------
Gross revenues                                     49,694,198        53,102,163
Interest expense on securities indebtedness           958,199         1,695,279
                                               --------------    --------------
Net revenues                                       48,735,999        51,406,884
                                               --------------    --------------

Costs and expenses:
  Compensation and related costs                   34,492,877        33,975,005
  Communication costs                               3,793,173         3,373,424
  Travel and entertainment                          2,525,740         2,774,983
  Occupancy and equipment rental                    1,862,145         2,571,920
  Clearing and execution fees                         973,566         1,012,354
  Depreciation and amortization                       850,847           809,143
  Other interest expense                               32,561            53,249
  General, administrative and other expenses        2,341,318         1,904,804
                                               --------------    --------------
                                                   46,872,227        46,474,882
                                               --------------    --------------

Income before provision for income taxes            1,863,772         4,932,002

Provision for income taxes                            951,369         2,326,562
                                               --------------    --------------

Net income                                     $      912,403    $    2,605,440
                                               ==============    ==============


Basic earnings per share                       $          .13    $          .36

Diluted earnings per share                     $          .12    $          .32

Cash dividends per share of common stock       $        .0625    $        .0625


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 5 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
           FOR THE PERIODS ENDED DECEMBER 31, 2004 AND MARCH 31, 2005
           ----------------------------------------------------------
                                   (Unaudited)

                                                                                                         Accumulated
                                                           Additional                                      Other
                            Comprehensive      Common       Paid-in       Treasury        Retained      Comprehensive
                               Income          Stock        Capital         Stock         Earnings         Income          Total
                            ------------    ------------  ------------   ------------   ------------    ------------   ------------
Balance at
   December 31, 2003                        $     12,795  $ 38,718,445  ($ 16,771,571)  $ 36,178,583    $  1,906,250   $ 60,044,502

Comprehensive income

Net income for the year
 ended December 31, 2004    $  4,535,816                                                   4,535,816                      4,535,816

Foreign currency
 translation adjustment
 (inclusive of income
 tax benefit of $193,856)        424,732                                                                     424,732        424,732
                            ------------
Comprehensive income        $  4,960,548
                            ============

Exercise of stock
  options, including
  tax benefit of $233,131
  (89,844 shares, net)                                90       560,858  (       8,063)                                      552,885

Acquisition of treasury                                                 (   3,650,837)                                (   3,650,837)
  stock (361,963 shares)

Common stock dividends                                                                 (   1,760,612)                 (   1,760,612)
                                            ------------  ------------   ------------   ------------    ------------   ------------

Balance at
  December 31, 2004                               12,885    39,279,303  (  20,430,471)    38,953,787       2,330,982     60,146,486

Comprehensive income

Net income for the
 three months ended
 March 31, 2005             $    912,403                                                     912,403                        912,403

Foreign currency
 translation adjustment
 (net of income tax
 benefit of $54,968)       (     199,856)                                                              (     199,856) (     199,856)
                            ------------
Comprehensive income        $    712,547
                            ============
Acquisition of
 treasury stock                                                         (     486,612)                                (     486,612)
 (54,372 shares)

Common stock dividends                                                                 (     425,764)                 (     425,764)
                                            ------------  ------------   ------------   ------------    ------------   ------------

Balance at
 March 31, 2005                             $     12,885  $ 39,279,303  ($ 20,917,083)  $ 39,440,426    $  2,131,126   $ 59,946,657
                                            ============  ============   ============   ============    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 6 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                        ----------------------------------
                                                                        March 31, 2005     March 31, 2004
                                                                        ---------------    ---------------
Cash flows from operating activities:
     Net income                                                         $       912,403    $     2,605,440
     Adjustments to reconcile net income to net cash used in
      operating activities:
       Depreciation and amortization                                            850,847            809,143
       Provision for doubtful accounts                                            3,423             11,064
       Gain on disposal of fixed assets                                                   (         37,267)
       Unfunded losses of contractual arrangements                              527,197            318,561
       Deferred income taxes                                           (         35,139)  (        158,090)
       Income tax benefit on stock options exercised                                                63,619
     Change in assets and liabilities:
       Decrease in securities purchased under agreements to resell          115,152,313      1,095,000,816
       Decrease (increase) in deposits with clearing organizations            1,997,254   (      2,474,166)
       Increase in receivable from broker-dealers, customers and
         clearing organizations                                        (      5,048,023)  (     14,851,496)
       Decrease in securities failed-to-deliver                              20,555,615          8,234,863
       Decrease (increase) in securities owned, held at clearing
         firm                                                                    79,947   (     35,654,326)
       (Increase) decrease in prepaid expenses and other assets        (      2,441,522)           599,668
       Decrease in securities sold under agreements to repurchase      (    123,608,555)  (  1,128,125,472)
       (Decrease) increase in payable to broker-dealers and
         customers                                                     (      2,950,401)         6,270,471
       (Decrease) increase in securities failed-to-receive             (     12,076,888)        10,834,530
       (Decrease) increase in securities sold, not yet purchased       (         32,073)        47,351,642
       Decrease in accounts payable and accrued liabilities            (        287,503)  (      1,614,896)
       Decrease in accrued compensation payable                        (      9,278,349)  (     10,915,804)
       Increase in income taxes payable                                       1,067,216            827,963
                                                                        ---------------    ---------------
           Net cash used in operating activities                       (     14,612,238)  (     20,903,737)
                                                                        ---------------    ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                          (        397,179)  (        866,567)
     Proceeds from the sale of fixed assets                                                        220,593
                                                                        ---------------    ---------------
           Net cash used in investing activities                       (        397,179)  (        645,974)
                                                                        ---------------    ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 7 of 29 Pages

                           MAXCOR FINANCIAL GROUP INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Unaudited) (Continued)

                                                           For the Three Months Ended
                                                        --------------------------------
                                                        March 31, 2005    March 31, 2004
                                                        --------------    --------------
Cash flows from financing activities:
    Proceeds from exercise of options                                            190,711
    Repayments under revolving credit facility, net                      (     2,500,000)
    Repayment of obligations under capitalized leases  (        16,809)  (        29,510)
    Common stock dividends                             (       425,764)  (       447,389)
    Acquisition of treasury stock                      (       486,612)  (       281,250)
                                                        --------------    --------------
        Net cash used in financing activities          (       929,185)  (     3,067,438)
                                                        --------------    --------------

Effect of exchange rate changes on cash                (       333,634)          406,374
                                                        --------------    --------------

Net decrease in cash and cash equivalents              (    16,272,236)  (    24,210,775)

Cash and cash equivalents at beginning of period            52,075,105        67,170,247
                                                        --------------    --------------

Cash and cash equivalents at end of period              $   35,802,869    $   42,959,472
                                                        ==============    ==============

Supplemental disclosures of cash flow information:

Interest paid                                           $    1,547,365    $    1,667,619
Income taxes paid                                              409,031           990,612

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 8 of 29 Pages

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

                               Page 9 of 29 Pages

NOTE 2 - EARNINGS PER SHARE:
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods respectively ended March 31, 2005 and March 31, 2004:

                                                              Three Months Ended
                                                       -------------------------------
                                                       March 31, 2005   March 31, 2004
                                                       --------------   --------------
Net income                                             $      912,403   $    2,605,440

Weighted average common shares outstanding - basic
    calculations                                            6,823,760        7,153,981
Dilutive effect of stock options and warrants                 686,961          928,533
                                                       --------------   --------------
Weighted average common shares outstanding - diluted
    calculations                                            7,510,721        8,082,514

Basic earnings per share                               $          .13   $          .36

Diluted earnings per share                             $          .12   $          .32

Antidilutive common stock equivalents:
    Options                                                   220,000


NOTE 3 - SIGNED MERGER AGREEMENT:
---------------------------------

In April 2005, the Company entered into a definitive merger agreement with BGC Partners, L.P. ("BGC Partners") and Magnet Acquisition Corp., a wholly-owned subsidiary of BGC Partners, pursuant to which Magnet Acquisition Corp. will merge with and into MFGI following satisfaction or waiver of the conditions to closing set forth in the merger agreement. These conditions include adoption of the merger agreement by a vote of the holders of a majority of the Company's outstanding shares of common stock at a special meeting of stockholders, which has been scheduled for May 18, 2005, and the receipt of certain regulatory approvals.

Following completion of the merger, MFGI will become a wholly-owned subsidiary of BGC Partners, and the Company's common stock will no longer be quoted on The Nasdaq Stock Market and will no longer be publicly traded or held. BGC Partners is a subsidiary of Cantor Fitzgerald, L.P. and owns entities engaged in the inter-dealer brokering of various fixed income securities and derivatives.

Pursuant to the terms of the merger agreement, upon completion of the merger the Company's stockholders (other than dissenting stockholders who perfect their appraisal rights in accordance with Delaware law) will be entitled to receive $14.00 per share in cash, without interest, for each share of the Company's common stock owned by them. In addition, each holder of an outstanding option to acquire the Company's common stock, whether or not exercisable, will be entitled to receive a cash amount (net of applicable withholdings) equal to the excess of $14.00 over the per share exercise price of the option, multiplied by the number of remaining unexercised shares that are subject to the option.

                              Page 10 of 29 Pages

NOTE 4 - STOCKHOLDERS' EQUITY:
-----------------------------

Preferred stock:
---------------

Pursuant to the Company's adoption of a shareholder rights plan (the "Plan") in December 1996, the Company authorized the creation of Series A Junior Participating Preferred Stock and reserved 300,000 shares thereof for issuance upon exercise of the rights that, pursuant to the Plan, were at the time dividended to holders of common stock. In April 2005, the Plan was amended to exclude BGC Partners as an Acquiring Person (as defined).

Common stock, options and warrants:
----------------------------------

At December 31, 2004, the Company had 6,866,604 shares of common stock outstanding and held 6,018,772 shares in treasury.

During the three months ended March 31, 2005, the Company repurchased 54,372 shares under its existing share repurchase program for an aggregate purchase price of $486,612. This program was authorized by the Board of Directors in July 2001 and was expanded in each of September 2001, April 2003 and July 2004.

As a result of these activities, at March 31, 2005, the Company had 6,812,232 shares of common stock outstanding and held 6,073,144 shares in treasury.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option and warrant plans. Accordingly, the Company has not recognized any compensation cost associated with these instruments since the market prices of the underlying stock on the option and warrant grant dates were not greater than the option exercise prices. As required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company has disclosed below its estimated pro forma net income and earnings per share if compensation for awards issued under its option and warrant plans had been recognized using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," with such fair value estimated using the Black-Scholes option pricing model. The pro forma benefit for stock-based compensation during the three months ended March 31, 2004 includes the reversal of the aggregate pro forma expense of $444,153 previously determined for prior periods for cancelled warrants that were issued to employees under a warrant program to provide inducements and incentives in connection with the formation of a leveraged finance department.

                              Page 11 of 29 Pages

-----------------------------------------

                                                       Three Months Ended
                                                --------------------------------
                                                March 31, 2005    March 31, 2004
                                                --------------    --------------

Net income, as reported                         $      912,403    $    2,605,440
Total stock-based compensation (expense)
  Benefit determined under fair value
  based method for all awards, net of
  related tax effects                                 (174,727)          212,516
                                                --------------    --------------
Pro forma net income                            $      737,676    $    2,817,956
                                                ==============    ==============


                                                       Three Months Ended
                                                --------------------------------
                                                March 31, 2005    March 31, 2004
                                                --------------    --------------
Earnings per share:
  Basic, as reported                            $          .13    $          .36
  Basic, pro forma                              $          .11    $          .39
  Diluted, as reported                          $          .12    $          .32
  Diluted, pro forma                            $          .10    $          .35

Dividends:
---------

On March 15, 2005, the Company paid a quarterly common stock dividend of $.0625 per share to holders of record on February 25, 2005. Based upon 6,812,232 shares outstanding on February 25, 2005, this payment totaled $425,764.

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

During 2003 MFI recorded a net loss of $5.1 million on the settlement of its NTL when-issued trades. This loss included the estimated damages payable if the above proceedings were to

                              Page 12 of 29 Pages

--------------------------------------------------

conclude that all of MFI's NTL when-issued trades, other than permanently adjusted settlements by mutual agreement, should have settled on an unadjusted basis, and was net of a partially offsetting $800,000 principal transaction gain recorded on NTL shares subsequently determined no longer to constitute a hedge against such an outcome.

In March 2004, the Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. In July 2004, based upon this decision, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest through the date of the judgment) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. However, both the judgment and the underlying decision have been appealed by a number of MFI's counterparties. As a result, the judgment remains subject to collection (although it continues to accrue interest). MFI therefore only intends to record gains related to the judgment if and when permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with the relevant judgment debtor counterparties.

Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties. Included as a gain in principal transactions for the three months ended March 31, 2004, is a reversal of $625,000 of the estimated damages payable previously recorded by MFI in 2003. This reversal was the result of a settlement with MFI's one NTL counterparty who had brought a claim before NASD. MFI subsequently has reached permanent settlements with additional counterparties, resulting in the reversal during the balance of 2004 of an additional $2.7 million of the estimated damages payable. Because of these settlements, MFI no longer has any remaining estimated damages payable balance and, instead, were the pending appeals to conclude that all NTL when-issued trades should have settled on an unadjusted basis (the opposite of what the judgment provides and what MFI has contended), MFI would expect to be able to collect an estimated net amount of approximately $900,000 (not including interest) from counterparties with whom it settled on an adjusted basis. This result, however, would presumably be mutually exclusive with collection of the $3.6 million judgment (and vice versa).

General, administrative and other expenses for the three months ended March 31, 2005 and March 31, 2004 include legal fees related to the NTL when-issued trade disputes of $16,000 and $118,000, respectively.

NOTE 6 - TOKYO BASED VENTURE:
----------------------------

Since 1994, the Company has held an interest in a Tokyo-based derivatives brokering venture (the "Tokyo Venture") structured under Japanese law as a Tokumei Kumiai ("TK"). A TK is a contractual arrangement in which an investor invests in a business of a TK operator by making a capital contribution to the TK operator and, in return, becomes entitled to a specified percentage of the profits of the business while also becoming obligated to fund a specified percentage of the losses of the business. The Company has a 57.25% interest in the Tokyo Venture, with Nittan

                              Page 13 of 29 Pages

----------------------------------------

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

Summarized operating results of the Tokyo Venture for the three month periods ended March 31, 2005 and March 31, 2004, along with the Company's share of those results, are presented below:


                                   Three Months Ended
                            --------------------------------
                            March 31, 2005    March 31, 2004
                            --------------    --------------

Revenues                    $    1,555,831    $    1,074,965
Expenses                         2,476,699         1,631,404
                            --------------    --------------
Loss                       ($      920,868)  ($      556,439)
                            ==============    ==============

Company's share            ($      527,197)  ($      318,561)
                            ==============    ==============


NOTE 7 - NET CAPITAL REQUIREMENTS:
----------------------------------

MFI, as a U.S. broker-dealer, is subject to the Uniform Net Capital Rule (rule 15c3-1) of the Securities and Exchange Commission ("SEC"), which requires the maintenance of minimum regulatory net capital. MFI has elected to use the alternative method, as permitted by the rule, which requires that MFI maintain minimum regulatory net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined; or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act and regulations thereunder. MFI's membership in the Government Securities Division of the Fixed Income Clearing Corporation ("GSD-FICC") requires it to maintain minimum excess regulatory net capital of $10 million and minimum net worth of $25 million. At March 31, 2005, MFI had regulatory net capital of $32.5 million, a regulatory net capital requirement of $250,000 and net worth of $55.7 million. Euro Brokers Ltd. ("EBL"), a U.K. brokerage subsidiary of the Company, is a Type D registered firm of the Financial Services Authority ("FSA"), required to maintain a financial resources requirement generally equal to six weeks' average expenditures plus the amount of less liquid assets on hand. At March 31, 2005, EBL had financial resources in accordance with FSA's rules of (pound)5.0 million ($9.4 million) and a financial resources requirement of (pound)3.8 million ($7.1 million).

                              Page 14 of 29 Pages

NOTE 8 - SEGMENT REPORTING:
--------------------------

In accordance with the requirements for interim period reporting under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting the operating revenues (commission income and principal transactions) and net income
(loss) attributable to its operating segments. The Company has defined its operating segments based upon geographic location. Although all segments are engaged in the brokerage business, they are managed separately to reflect their unique market, employment and regulatory environments. The reportable segments for the three-month periods respectively ended March 31, 2005 and March 31, 2004 as defined by SFAS 131 consist of the United States, United Kingdom, Japan and Switzerland. United States amounts are principally derived from the Company's New York office, but include all U.S. based operations. Japan amounts primarily reflect the non-equity losses from contractual arrangement (Tokyo Venture). See
Note 6 for additional disclosure of the revenues and expenses of the Tokyo Venture. Other geographic segments which did not meet the SFAS 131 materiality thresholds for the year ended December 31, 2004 and which are not expected to meet these thresholds for the year ended December 31, 2005 have been included in "All Other."

                      United States    United Kingdom        Japan         Switzerland        All Other         Total
                      --------------   --------------   --------------    --------------   --------------   --------------
Three months ended
     March 31, 2005
Operating revenues    $   25,527,575   $   21,708,658   $                 $      794,432   $      937,140   $   48,967,805
Net income (loss)             89,167          934,310  (       527,197)          238,388          177,735          912,403
Assets                   122,079,935       29,521,124          179,975         5,258,743        1,900,115      158,939,892

Three months ended
     March 31, 2004

Operating revenues    $   27,790,960   $   21,242,184   $                 $    1,392,256   $    1,125,411   $   51,550,811
Net income (loss)          1,469,343          755,534  (       318,560)          552,118          147,005        2,605,440
Assets                   575,318,487       31,565,404          183,190         4,639,756        1,932,347      613,639,184


Included below are reconciliations of reportable segment assets to the Company's consolidated totals as reported in the Consolidated Statements of Financial Condition in this report and in the Company's Form 10-Q for the quarterly period ended March 31, 2004.

                                                         As of March 31,
                                               --------------------------------
                                                    2005              2004
                                               --------------    --------------
Total for reportable segments                  $  157,039,777    $  611,706,837
Other assets                                        1,900,115         1,932,347
Elimination of intersegment receivables       (    11,948,545)  (    12,499,659)
Elimination of investments in other segments  (    13,095,984)  (    13,095,984)
                                               --------------    --------------
                                               $  133,895,363    $  588,043,541
                                               ==============    ==============

                              Page 15 of 29 Pages

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

Certain statements contained in this Item 2 and elsewhere in this report, as well as other oral and written statements made by us to the public, contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as "believes," "anticipates," "expects," "may," "intends," "could," "will" and similar phrases. Such forward-looking statements, which describe our current beliefs concerning future business conditions and the outlook for our company and business, are subject to significant uncertainties, many of which are beyond our control. Actual results or performance could differ materially from that which we expect. Uncertainties include factors such as:

     o market and economic conditions, including the level of trading volumes in the instruments we broker and interest rate volatilities;
     o the effects of any additional terrorist acts or acts of war and governments' military and other responses to them; the success of our technology development and deployment;
     o the status of our relationships with employees, clients, business partners, vendors and clearing firms;
     o possible third-party litigations or regulatory actions against us or other unanticipated contingencies;
     o    the scope of our trading gains and losses;
     o    the actions of our competitors; government regulatory changes;
     o the timing (including any possible delays) and receipt of regulatory approvals for our proposed merger;
     o any delays in securing, or failure to secure, adoption of the merger agreement by our stockholders;
     o contingencies related to the announcement and pendency of the merger, including the potential impact of the merger on our employees and business partners; and
     o any termination of the merger agreement and the potential resulting costs and disruptions to our business and relationships with employees and third parties.

For a fuller description of these and additional uncertainties, reference is made to the "Competition," "Regulation," "Cautionary Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Quantitative and Qualitative Disclosures about Market Risk" sections of the 2004 Form 10-K. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information or subsequent events or circumstances.

                              Page 16 of 29 Pages

                             Signed Merger Agreement

On April 4, 2005, we entered into a definitive merger agreement with BGC Partners, L.P. and Magnet Acquisition Corp., a wholly-owned subsidiary of BGC Partners, pursuant to which Magnet Acquisition Corp. will merge with and into MFGI following satisfaction or waiver of the conditions to closing set forth in the merger agreement. Following completion of the merger, we will become a wholly-owned subsidiary of BGC Partners, and our common stock will no longer be quoted on The Nasdaq Stock Market and will no longer be publicly traded or held. BGC Partners, a subsidiary of Cantor Fitzgerald, L.P., owns entities engaged in the inter-dealer brokering of various fixed income securities and derivatives.

Pursuant to the terms of the merger agreement, upon completion of the merger our stockholders (other than dissenting stockholders who perfect their appraisal rights in accordance with Delaware law) will be entitled to receive $14.00 per share in cash, without interest, for each share of our common stock owned by them. In addition, each holder of an outstanding option to acquire our common stock, whether or not exercisable, will be entitled to receive a cash amount (net of applicable withholdings) equal to the excess of $14.00 over the per share exercise price of the option, multiplied by the number of remaining unexercised shares that are subject to the option.

As of the date of this report, we believe that the only material third-party approvals that still need to be obtained in order for the closing of the merger to occur are: (i) the adoption of the merger agreement by a vote of the holders of a majority of our outstanding shares of common stock and (ii) the approval of the United Kingdom's Financial Services Authority with respect to the indirect change of control of our London-based brokerage operations that will result from the merger. Other material regulatory approvals, including early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the NASD of the indirect change of control of our United States-based broker-dealer subsidiary (MFI) that will result from the merger, have already been received.

We have scheduled a special meeting of our stockholders for May 18, 2005, and, based upon vote tallies to date (although stockholders remain entitled to change their votes up until the time that they are cast at the meeting), we expect the proposal to adopt the merger agreement to be approved by the necessary majority vote of all outstanding shares. With respect to the FSA, we and BGC Partners made our required filings with them on April 26, 2005. Although the FSA is entitled to take up to three months to act upon our application, we and BGC Partners have requested, and currently are in discussions with the FSA seeking, an approval timed to coincide with, or to be received shortly following, our stockholder meeting. However, the actual timing and outcome of the FSA's treatment of our application remains uncertain. As a result, although we are seeking to close the merger this month (May 2005), we cannot give any assurances that our desired timing will be achieved.

For additional background and information about the merger agreement and the proposed merger, please see our Definitive Proxy Statement on Schedule 14A, previously filed on April 26, 2005 with the Securities and Exchange Commission.

                              Page 17 of 29 Pages

                          Critical Accounting Policies

The following is a discussion of certain of our significant accounting policies (see Note 2 to the Consolidated Financial Statements for the fiscal year ended December 31, 2004 in the 2004 Form 10-K) that we consider to be of particular importance because they require difficult, complex or subjective judgments on matters that are often inherently uncertain.

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


                        Three Months Ended March 31, 2005
                  Compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, our net income was $912,403, or $.12 per diluted share, on net revenues of $48,735,999. By comparison, for the three months ended March 31, 2004, our net income was $2,605,440, or $.32 per diluted share, on net revenues of $51,406,884.

The decline in our net revenues reflects a decline in net gains on principal transactions (which, in the prior period, included certain significant gains described below). Commission income, however, which is primarily attributable to our core Euro Brokers inter-dealer brokerage businesses, increased slightly in the current period.

Commission income represents revenues generated on brokerage transactions conducted on an agency (including name give-up) or matched riskless principal basis. For the three months ended March 31, 2005, these revenues increased $458,132 to $48,508,433, compared to $48,050,301 for the comparable period in 2004, reflecting increases in London and New York. In London, the increase primarily reflected improved brokerage of interest rate derivative products and the currency effects of translating strengthened British pound sterling amounts to U.S. dollars, offset by decreased brokerage of credit derivatives. The increase in New York was primarily

                              Page 18 of 29 Pages
attributable to improved brokerage of interest rate derivatives, repurchase agreements and foreign currencies.

Principal transactions represent the net gains or losses generated from securities transactions involving the assumption of market risk for a period of time. For the three months ended March 31, 2005, these activities resulted in a gain of $459,372, compared to a gain of $3,500,510 for the three months ended March 31, 2004. This change primarily reflected a reduction in gains on municipal securities in the current period and significant gains recorded during the three months ended March 31, 2004 of $625,000 from the partial reversal of the NTL loss recorded in 2003 and $1.5 million related to the resolution of contingencies associated with the settlement of certain principal transactions in the aftermath of the September 11th attacks.

As discussed in Note 5 to the Consolidated Financial Statements included in this report, in March 2004, the Court granted a summary judgment motion made by MFI and issued a decision stating that all NTL when-issued trades among the parties before the Court should be settled on an adjusted and uniform basis. In July 2004, based upon this decision, MFI obtained a judgment from the Court entitling MFI to collect a total of $3.6 million (inclusive of interest through the date of the judgment) from those counterparties that received and retained unadjusted deliveries of NTL shares from MFI. However, both the judgment and the underlying decision have been appealed by a number of MFI's counterparties. As a result, the judgment remains subject to collection (although it continues to accrue interest). MFI therefore only intends to record gains related to the judgment if and when permanent resolutions, whether by negotiation, completion of the appeals process or otherwise, are reached with the relevant judgment debtor counterparties.

Following the Court's favorable decision, MFI has been able to reach permanent, negotiated resolutions of its NTL when-issued trades with certain of its counterparties. Included as a gain in principal transactions for the three months ended March 31, 2004, is a reversal of $625,000 of the estimated damages payable previously recorded by MFI in 2003. This reversal was the result of a settlement with MFI's one NTL counterparty who had brought a claim before NASD. MFI subsequently has reached permanent settlements with additional counterparties, resulting in the reversal during the balance of 2004 of an additional $2.7 million of the estimated damages payable. Because of these settlements, MFI no longer has any remaining estimated damages payable balance and, instead, were the pending appeals to conclude that all NTL when-issued trades should have settled on an unadjusted basis (the opposite of what the judgment provides and what MFI has contended), MFI would expect to be able to collect an estimated net amount of approximately $900,000 (not including interest) from counterparties with whom it settled on an adjusted basis. This result, however, would presumably be mutually exclusive with collection of the $3.6 million judgment (and vice versa).

Interest income for the three months ended March 31, 2005 decreased $656,035 to $1,270,933, compared to $1,926,968 for the three months ended March 31, 2004, primarily reflecting a reduction in financing income earned on reverse repurchase agreements in connection with the institutional securities financing operations we discontinued during the first quarter of 2005.

                              Page 19 of 29 Pages

Other items for the three months ended March 31, 2005 resulted in a loss of $544,540, as compared to a loss of $375,616 for the three months ended March 31, 2004. This increased loss is attributable primarily to the Tokyo Venture, where we recorded a loss of $527,197 on our 57.25% interest for the three months ended March 31, 2005, as compared to a loss of $318,561 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, interest expense on securities indebtedness decreased $737,080 to $958,199, compared to $1,695,279 for the three months ended March 31, 2004, primarily reflecting a reduction in interest expense incurred on repurchase agreements in connection with the institutional securities financing operations we discontinued during the first quarter of 2005.

Compensation and related costs for the three months ended March 31, 2005 increased $517,872 to $34,492,877, compared to $33,975,005 for the three months ended March 31, 2004, primarily reflecting the combined effect of increased commission income and fixed salary costs in London in areas which experienced decreased brokerage.

Communication costs for the three months ended March 31, 2005 increased $419,749 to $3,793,173, compared to $3,373,424 for the three months ended March 31, 2004, primarily reflecting the growth of various departments in New York and London.

Travel and entertainment costs for the three months ended March 31, 2005 decreased $249,243 to $2,525,740, compared to $2,774,983 for the three months ended March 31, 2004, reflective in part of our efforts to better manage these costs.

Occupancy and equipment rental represent expenses incurred in connection with our office premises, including base rent and related escalations, maintenance, electricity and real estate taxes, as well as rental costs for equipment under operating leases. For the three months ended March 31, 2005, these costs decreased $709,775 to $1,862,145, compared to $2,571,920 for the three months ended March 31, 2004, primarily due to an increase of $673,000 recorded in the prior period to an accrual in London for excess office space (arising from a terminated sublet) designated for sublease.

Clearing and execution fees are fees paid to clearing organizations for transaction settlements and credit enhancements and to other broker-dealers (including ECNs) for providing access to various markets and exchanges for executing transactions. For the three months ended March 31, 2005, these costs decreased $38,788 to $973,566, compared to $1,012,354 for the three months ended March 31, 2004, primarily as a result of a decrease in the per trade costs for clearing emerging market debt transactions and for executing equity transactions.

Depreciation and amortization expense consists principally of depreciation of communication and computer equipment and automobiles under capitalized leases and amortization of leasehold improvements and software. For the three months ended March 31, 2005, depreciation and amortization increased $41,704 to $850,847, compared to $809,143 for the three months ended

                              Page 20 of 29 Pages

March 31, 2004, primarily as a result of the depreciation and amortization of recent purchases in New York.

Other interest expense represents interest costs incurred on non-securities related indebtedness, such as revolving credit facilities and capital lease obligations. For the three months ended March 31, 2005, and the three months ended March 31, 2004, these costs were $32,561 and $53,249, respectively.

General, administrative and other expenses include such expenses as corporate insurance, office supplies and expenses, professional fees, food costs and dues to various industry associations. For the three months ended March 31, 2005, these expenses increased $436,514 to $2,341,318, as compared to $1,904,804 for the three months ended March 31, 2004, primarily as a result of legal and other professional fees incurred during the current period of $525,000 associated with our exploring strategic initiatives that resulted in the signed merger agreement with BGC Partners in April 2005 and an increase to $220,000 during the current period in legal fees associated with ongoing litigations, as compared to $118,000 during the prior period.

Provision for income taxes for the three months ended March 31, 2005 decreased $1,375,193 to $951,369, compared to $2,326,562 for the three months ended March 31, 2004, as a result of a decrease in pre-tax income.

                         Liquidity and Capital Resources

A substantial portion of our assets, similar to other brokerage firms, is liquid, consisting of cash, cash equivalents and assets readily convertible into cash, such as receivables from broker-dealers and customers and securities owned.

Cash and cash equivalents at March 31, 2005 reflect a reduction from the level at December 31, 2004, principally due to the timing of employee bonus payments, which occurred in February 2005.

The reduction in securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) on our Consolidated Statements of Financial Condition reflect our recent exit from the institutional securities financing business after failing to gain traction in slightly over a year of building efforts.

In the ordinary course of settling securities transactions, we have securities failed-to-deliver and failed-to-receive obligations. These fails are generally resolved shortly afterwards through proper receipt and delivery. We will, at times, use reverse repurchase agreements and repurchase agreements to offset unmatched fail obligations. At March 31, 2005, the Consolidated Statements of Financial Condition included securities failed-to-deliver of $10.9 million and reverse repurchase agreements of $8.5 million, as assets, and securities failed-to-receive of $19.4 million, as liabilities.

                              Page 21 of 29 Pages

Securities owned, held at clearing firm reflect securities positions taken in connection with our sales and trading operations and in our investment account. Positions are financed either from our cash resources or by margin borrowings (if available) from broker-dealers that clear these transactions on our behalf on a fully-disclosed basis. At March 31, 2005, as reflected on the Consolidated Statements of Financial Condition, we had net assets relating to securities positions of $13.5 million, primarily reflecting securities owned of $22.1 million and margin borrowings from a clearing broker of $8.6 million.

MFI is a member of the GSD-FICC for the purpose of clearing transactions in U.S. Treasury and federal agency securities and repurchase agreements collateralized by such instruments. Pursuant to such membership, MFI is required to maintain excess regulatory net capital of $10 million and a minimum net worth of $25 million. In addition, MFI is required to maintain a clearing deposit with GSD-FICC based upon its level of trading activity (with a minimum deposit of $5 million), which has been reflected as deposits with clearing organizations on the Consolidated Statements of Financial Condition.

EBL is a Type D registered firm of the Financial Services Authority in the U.K., required to maintain a financial resources requirement generally equal to six weeks average expenditures plus the amount of less liquid assets on hand (a $7.1 million requirement at March 31, 2005).

At March 31, 2005, we had $5 million outstanding under a three-year revolving credit facility entered into by Euro Brokers Inc. ("EBI"), a U.S. subsidiary, with The Bank of New York ("BONY") in March 2003. This facility, as amended in November 2003, provides for borrowings of up to $10 million and is secured by EBI's receivables and the stock issued by EBI to its direct parent. The agreement with BONY contains certain covenants which require EBI separately, and MFGI on a consolidated basis, to maintain certain financial ratios and conditions. Borrowings under this facility bear interest at a variable rate based upon two types of borrowing options, (1) an "alternate base rate" option which incurs interest at the Prime Rate plus a margin or (2) a Eurodollar option which incurs interest at rates quoted in the London interbank market plus a margin. Commitment fees of .35% per annum are charged on the unused portion of this facility.

In July 2001, our Board of Directors continued an existing common stock repurchase program by authorizing the purchase of up to an additional 709,082 shares, or 10% of our then-outstanding shares. In the immediate aftermath of the September 11th terrorist attacks, this authorization was expanded by 490,918 shares (to a total of 1,200,000 shares), and was further expanded in April 2003 by an additional 700,000 shares and in July 2004 by an additional 500,000 shares, for a total of 2,400,000 shares. Through March 31, 2005, we had purchased 1,622,142 shares under this expanded repurchase program. As has been the case with each of our repurchase program authorizations, all purchases of shares are subject to the availability of shares at prices which are acceptable to us, as well as to our assessment of prevailing market and business conditions, and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased. As a result of the signed merger agreement with BGC Partners, the Company's repurchase program is currently inactive.

                              Page 22 of 29 Pages

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk analysis as of March 31, 2005 was not materially different from our market risk analysis as of December 31, 2004, presented in the 2004 Form 10-K.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic SEC reports has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, and has concluded that there was no change during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

See Note 5 to the Consolidated Financial Statements (unaudited) included as a part of this report for a discussion of the proceedings in the Supreme Court of the State of New York involving the disputed settlement of our NTL Inc. when-issued equity trades.

                              Page 23 of 29 Pages

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e)   Issuer Purchases of Equity Securities

The following table is a summary of all purchases made by us of our common stock during the three months ended March 31, 2005 and, as of each month end during such three-month period, the maximum number of shares that could still be purchased under our share repurchase program:

                    Issuer Purchase of Equity Securities (1)

                                                                      Total Number of        Maximum
                                                                     Shares Purchased       Number of
                                                                        as Part of       Shares that May
                                    Total Number of     Average          Publicly        Yet be Purchased
                                        Shares         Price Paid     Announced Plans    Under the Plans
        Period                        Purchased        per Share        or Programs        or Programs
        ------                       ------------     ------------      ------------       ------------
January 1 to January 31, 2005              40,042     $       8.95            40,042            792,188
February 1 to February 28, 2005            14,330             8.95            14,330            777,858
March 1 to March 31, 2005                      --               --                --            777,858
                                     ------------     ------------      ------------
                   Total:                  54,372     $       8.95            54,372


-----------------------------
(1) Following the full utilization of earlier share repurchase authorizations announced on May 15, 2000 (833,744 shares) and January 26, 2001 (787,869 shares), we announced on July 26, 2001, a further authorization by our Board of Directors of a share repurchase program for up to 709,082 shares (10% of our then-outstanding shares). On September 18, 2001, in the immediate aftermath of the September 11th attacks, we announced the expansion of this authorization to bring the total repurchase authorization up to 1,200,000 shares. Our Board subsequently authorized further expansions of the share repurchase program by an additional 700,000 shares in April 2003 and 500,000 shares in July 2004, for a total authorization of 2,400,000 shares. These authorizations have no expiration date and delegate to our senior management the discretion to purchase shares, through open market, privately negotiated and/or block transactions, at times, amounts and prices it deems financially prudent in light of prevailing market, business and financial conditions. As a result of our signed merger agreement with BGC Partners, our repurchase program is currently inactive.


Item 6. Exhibits

Exhibit No.          Description
-----------          -----------

31.1                 Rule 13a-14(a) Certification of Principal Executive Officer

31.2                 Rule 13a-14(a) Certification of Principal Financial Officer

32 18 U.S.C. Section 1350 Certifications of Principal Executive and Financial Officers

                              Page 24 of 29 Pages

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 2005


                                  MAXCOR FINANCIAL GROUP INC.
                                  (Registrant)




                                  /s/ GILBERT D. SCHARF
                                  ----------------------------------------------
                                  Gilbert D. Scharf, Chief Executive Officer




                                  /s/ STEVEN R. VIGLIOTTI
                                  ----------------------------------------------
                                  Steven R. Vigliotti, Chief Financial Officer

                              Page 25 of 29 Pages

                                  EXHIBIT INDEX


Exhibit     Description                                                     Page
-------     -----------                                                     ----

31.1        Rule 13a-14(a) Certification of Principal Executive Officer      27

31.2        Rule 13a-14(a) Certification of Principal Financial Officer      28

32          18 U.S.C. Section 1350 Certifications of Principal Executive     29
            and Financial Officers

                              Page 26 of 29 Pages